Form 10-QT
period 2001-12-31
CIMAREX ENERGY CO
filed 2002-11-14
CIK 1168054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from October 1, 2001 to December 31, 2001

Commission file No. 132-02238

CIMAREX ENERGY CO.
707 Seventeenth Street, Suite 3300
Denver, Colorado 80202-3404
(303) 295-3995

Incorporated in the State of Delaware	Employer Identification No. 45-0466694

Former Fiscal Year End: September 30

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The number of shares outstanding of the Company's common stock as of December 31, 2001 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	26,591,321
Preferred Stock, par value $0.01 per share	-0-

CIMAREX ENERGY CO.
Table of Contents

		Page
PART I
Item 1—	Financial Statements
	Consolidated balance sheets (unaudited) as of December 31, 2001 and September 30, 2001	3
	Consolidated statements of operations (unaudited) for the three months ended December 31, 2001 and December 31, 2000	4
	Consolidated statements of cash flows (unaudited) for the three months ended December 31, 2001 and December 31, 2000	5
	Consolidated statement of stockholders' equity (unaudited) for the three months ended December 31, 2001	6
	Notes to consolidated financial statements	7
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3—	Quantitative and Qualitative Disclosures About Market Risk	20
PART II
Item 1—	Legal Proceedings	21
Item 6—	Exhibits and Reports on Form 8-K	21

        In this report, we use terms to discuss gas and oil producing activities as defined in Rule 4-10(a) of Regulation S-X. We express quantities of natural gas in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousands of barrels (MBbls) and millions of barrels (MMBbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Information relating to our working interest in wells or acreage, "net" gas and oil wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I

Item 1—Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2001	September 30, 2001
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,170	$—
Accounts receivable, net	23,096	30,483
Inventories	4,840	5,381
Other	2,316	1,533

	37,422	37,397

Oil and gas properties, on the basis of full cost accounting:
Proved properties	801,248	785,016
Unproved properties and properties under development, not being amortized	26,829	28,636

	828,077	813,652
Less—accumulated depreciation, depletion and amortization	(617,676)	(608,889)

	210,401	204,763

Office equipment and other fixed assets, net	4,143	4,052

	$251,966	$246,212

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,292	$22,781
Accrued liabilities	18,700	22,019
Due to Helmerich & Payne, Inc.	13,089	—

	38,081	44,800

Deferred income taxes	37,286	33,132

Other liabilities	1,517	1,485

Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,591,321 shares issued and outstanding	266	266
Retained earnings	174,816	166,529

	175,082	166,795

	$251,966	$246,212

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2001	2000
	(In thousands, except per share data)
Revenues:
Gas sales	$20,864	$50,535
Oil sales	4,107	7,147
Gas marketing, net	912	4,562
Other	876	594

	26,759	62,838

Operating expenses:
Depreciation, depletion and amortization	8,972	9,477
Production	4,197	2,638
Production, property and other taxes	2,559	4,194
General and administrative	3,637	2,378
Interest expense	141	107

	19,506	18,794

Income before income tax expense	7,253	44,044
Provision for income taxes	2,774	16,462

Net income	$4,479	$27,582

Basic and diluted earnings per share	$0.17	$1.04

Basic and diluted weighted average shares outstanding	26,591	26,591

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$4,479	$27,582
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,972	9,477
Deferred income taxes	2,805	6,149
Other	(241)	(133)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	7,387	(9,340)
Decrease in inventories and other	145	307
Decrease in accounts payable and accrued liabilities	(19,975)	(101)
Increase in other liabilities	32	113

Net cash provided by operating activities	3,604	34,054

Cash flows from investing activities:
Capital expenditures	(15,012)	(26,395)
Proceeds from sale of properties	681	150

Net cash used by investing activities	(14,331)	(26,245)

Cash flows from financing activities:
Net contributions from (distributions to) Helmerich & Payne, Inc.	4,808	(8,264)
Due to Helmerich & Payne, Inc.	13,089	—

Net cash provided (used) by financing activities	17,897	(8,264)

Net change in cash and cash equivalents	7,170	(455)
Cash and cash equivalents at beginning of period	—	455

Cash and cash equivalents at end of period	$7,170	$—

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended December 31, 2001

(Unaudited)

	Common Stock
			Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2001	26,591	$266	$166,529	$166,795
Net contributions from Helmerich & Payne, Inc.	—	—	3,808	3,808
Net income	—	—	4,479	4,479

Balance, December 31, 2001	26,591	$266	$174,816	$175,082

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

December 31, 2001

(Unaudited)

1. Basis of Presentation

        The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company). We believe these financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations. Cimarex prepared these statements on a basis consistent with the annual audited statements and in accordance with Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports. These interim financial statements should be read in conjunction with the financial statements, summary of significant accounting policies and notes in our initial registration statement as filed on Form 424(b)(3) declared effective on August 21, 2002.

        Cimarex was formed in February 2002 as a wholly-owned subsidiary of Helmerich & Payne, Inc. (H&P). In July 2002, H&P contributed its gas and oil exploration and production operations and the common stock of Cimarex Energy Services, Inc., which was a separate wholly-owned subsidiary of H&P involved in oil and natural gas marketing, to Cimarex. As a result of a dividend declared by H&P on September 30, 2002, in the form of 26,591,321 shares of Cimarex common stock, Cimarex was spun off and became a stand alone company. Accordingly, on September 30, 2002, 26,591,321 Cimarex common shares were issued on a pro rata basis to stockholders of H&P. Additionally, 37,215 shares of Cimarex common stock were issued on a restricted basis pursuant to the terms of the merger agreement. All par value, common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin off.

        Also on September 30, 2002, pursuant to a merger agreement, Cimarex acquired 100% of the outstanding common stock of Key Production Company, Inc. (Key) in a tax-free exchange. Cimarex issued one share of its common stock for each of the 14,079,243 shares of Key common stock outstanding as of that date. The value of the shares was based on the average closing price of the shares for the two days prior to, the day of and two days following the announcement of the transaction. Cimarex also acquired outstanding stock options valued at $7.5 million and exchanged these for Cimarex stock options. Costs incurred by Cimarex in connection with the transaction were approximately $4.9 million. The transaction includes non-amortizable goodwill of approximately $53 million, none of which is deductible for tax purposes. The goodwill represents the fair value of the continuation of the management team of Key and the structured approach to development and exploration activities. Key is a gas and oil exploration and production company with producing gas and oil assets located primarily in the Mid-Continent and Gulf Coast regions of the United States. Total proved reserves of Key at the date of acquisition were 93.1 Bcf of gas and 9.7 million Bbls of oil. The acquisition of Key has been accounted for using the purchase method of accounting. The acquisition of Key is not reflected in the accompanying balance sheets or results of operations as the acquisition occurred subsequent to the periods presented.

        The following table summarizes the estimated fair values of Key's assets and liabilities acquired on September 30, 2002:

Cash and cash equivalents	$2,135
Accounts receivable	18,085
Inventory and other assets	3,252
Unevaluated gas and oil properties	12,144
Proved gas and oil properties	284,996
Non-amortizable goodwill	52,966

Total assets acquired	373,578

Accounts payable and accrued liabilities	31,382
Long-term debt	36,000
Deferred tax liability	68,909
Other liabilities	348

Total liabilities acquired	136,639

Net assets acquired	$236,939

        The final allocation of the purchase price is subject to adjustment based on the actual fair value of current assets and liabilities, long term liabilities and the final determination of merger costs. These final amounts are not expected to vary materially from the amounts described above.

        On September 30, 2002, the Cimarex Board of Directors voted to change the Company's fiscal year from September 30 to December 31.

        The accounts of Cimarex and its subsidiaries are presented in the accompanying consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation.

        We make certain estimates and assumptions to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period and disclosures of commitments and contingencies. Actual results could differ from those estimates.

        The more significant areas requiring the use of management's estimates and judgments relate to the preparation of estimated gas and oil reserves, the use of these gas and oil reserves in calculating depletion, depreciation and amortization, the use of estimates of future net revenues used in computing the ceiling test limitations, and estimates of abandonment obligations used in such calculations. Estimates and judgments are also required in determining the impairments of undeveloped properties and the valuation of deferred tax assets.

2. Income Taxes

        Federal income tax expense for the three months ended December 31, 2001 and 2000 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due primarily to the effect of percentage depletion and state income taxes. The income tax provision (benefit) consisted of the following:

	Three Months Ended December 31,
	2001	2000
	(In thousands)
Current taxes	$(31)	$10,313
Deferred taxes	2,805	6,149

	$2,774	$16,462

3. Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended December 31,
	2001	2000
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$55	$4
Income taxes (net of refunds received)	$—	$10,313

        In December 2001, a non-cash distribution of $1 million was made to H&P related to tax benefits generated by Cimarex, yet claimed by H&P pursuant to the tax sharing arrangement as part of the merger agreement.

4. Earnings Per Share

        The calculations of basic and diluted earnings per common share for the three month periods ended December 31, 2001 and 2000 are calculated by dividing net income by the 26,591,321 common shares issued on the date of distribution. There were no potentially dilutive securities outstanding for any periods presented. At the date of distribution on September 30, 2002, the H&P stock options held by former employees of H&P that became Cimarex employees were converted into Cimarex stock options to purchase 1,630,263 shares of Cimarex common stock based on the intrinsic value at the time of the distribution. The weighted average exercise price for the newly issued options was $13.24 per share. In addition, stock options to purchase 785,501 shares of Key common stock, held by former employees of Key were converted on a one-for-one basis into Cimarex stock options; these options had a weighted average exercise price of $11.06 per share.

5. Stockholder Rights Plan

        Cimarex has a stockholder rights plan. The plan is designed to improve the ability of our board to protect the interests of our stockholders in the event of an unsolicited takeover attempt.

        For every outstanding share of Cimarex common stock, there exists one purchase right (the Right). Each Right represents a right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of Cimarex. The Rights will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of our common stock, or a person or group commences a tender offer or exchange offer that, if successfully consummated, would result in such person or group beneficially owning 15% or more of our common stock. The purchase price for each one one-hundredth of a share of Preferred Stock pursuant to the exercise of a Right is $60.00, subject to adjustment in certain cases to prevent dilution.

        Cimarex generally will be entitled to redeem the Rights under certain circumstances at $0.01 per right at any time prior to the close of business on the tenth business day after there has been a public announcement of the acquisition of the beneficial ownership by any person or group of 15% or more of our common stock. The Rights may not be exercised until our board's right to redeem the stock has expired. Unless redeemed earlier, the Rights expire on February 23, 2012.

6. Segment Information

        Cimarex operates in the gas and oil industry, and is comprised of an exploration and production segment and a natural gas marketing segment. Exploration and production activities include the exploration for and development of productive gas and oil properties located primarily in Oklahoma, Texas, Kansas and Louisiana. The natural gas marketing segment markets most of the natural gas produced by the exploration and production segment retaining a market based fee from the sale of such production, as well as natural gas produced by third parties. Each reportable segment is a strategic business unit which is managed separately as an autonomous business. Operating profit before income taxes is the measurement used by management to evaluate the segments.

        Summarized financial information of Cimarex' reportable segments for the three months ended December 31, 2001 and 2000 is shown in the following table:

	External Sales	Operating Profit	Depreciation, Depletion and Amortization	Total Assets	Additions to Long- Lived Assets
	(in thousands)
December 31, 2001:
Exploration and Production	$25,077	$6,694	$8,927	$239,882	$14,834
Natural Gas Marketing	14,321	459	45	12,084	178

Total	$39,398	$7,153	$8,972	$251,966	$15,012

December 31, 2000:
Exploration and Production	$57,728	$39,320	$9,436	$277,328	$26,343
Natural Gas Marketing	28,679	4,698	41	34,021	52

Total	$86,407	$44,018	$9,477	$311,349	$26,395

        The following table reconciles segment operating profit per the above table to income before taxes as reported on the Consolidated Statements of Operations:

	Three months ended December 31,
	2001	2000
	(in thousands)
Segment operating profit, including depreciation, depletion and amortization	$7,153	$44,018
Unallocated amounts:
Other revenue	241	133
Interest expense	(141)	(107)

Income before income taxes	$7,253	$44,044

        The following table reconciles segment total sales per the above table to total revenues as reported on the Consolidated Statements of Operations.

	Three months ended December 31,
	2001	2000
	(in thousands)
Segment total sales	$39,398	$86,407
Gross gas marketing purchases	(12,880)	(23,702)
Other revenue	241	133

Total revenues	$26,759	$62,838

7. DUE TO HELMERICH & PAYNE, INC.

        The amount due to H&P is a result of H&P funding a working capital deficit during the three months ended December 31, 2001. H&P also made net capital contributions to Cimarex of $3.8 million during this period for working capital purposes.

8. COMMITMENTS AND CONTINGENCIES

KANSAS AD VALOREM SETTLEMENT—

        In 1997, Cimarex was assessed approximately $6.7 million in Kansas ad valorem taxes which had been reimbursed to Cimarex by interstate pipelines transporting natural gas to end users for the period from October 1983 through June 1988. In fiscal 1997, based on the assessment, natural gas revenues were reduced by $2.7 million and interest expense was increased by $4.0 million. In March 1998, approximately $6.1 million of the unpaid assessment was placed in an escrow account pending resolution of this matter. Since March 1998, the escrow account and the related liability continued to accrue interest income and interest expense totaling approximately $1.0 million.

        The Federal Energy Regulatory Commission approved settlements between Cimarex and three of the pipelines. The last of these settlements was finalized in May 2001. Cimarex paid approximately $3.9 million from the escrow account for the settlement of all three pipeline proceedings. The three settlements were approximately $3.1 million less than the amount Cimarex accrued for this liability. The impact of these settlements in May 2001 was to increase natural gas revenues by approximately $1.1 million, reduce interest expense by approximately $2.0 million and reduce the liability by $3.1 million. At December 31, 2001, Cimarex had an escrow balance of approximately $279,000 to cover the reimbursement liability in the remaining two pipeline proceedings.

LITIGATION—

        Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640 acre spacing units. The plaintiffs allege that the two units have suffered approximately 12 billion cubic feet of gross gas drainage. Although the plaintiffs have not specified in their pleadings the amount of damages alleged, the plaintiffs have orally stated that the royalty owner class has sustained actual damages of approximately $6.2 million exclusive of interest and costs. Cimarex estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $1.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. Cimarex believes that its liability, if any, should not exceed its working interest share of any actual damages attributable to the alleged drainage. In the event that Cimarex is held liable for the full amount of any actual damages, Cimarex will seek contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

9. NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on Cimarex' current financial position or results of operations. The acquisition of Key and the related goodwill will be accounted for under the provisions of SFAS No. 141 and 142.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Cimarex' results of operations and financial position has not been determined and is being evaluated.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. SFAS No. 144 will be applied prospectively and is effective beginning January 1, 2003 for Cimarex. We do not expect the adoption of SFAS No. 144 to have any impact on the financial position or results of operations of Cimarex.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We do not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations of Cimarex.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains "forward-looking statements" within the meaning of the federal securities law. These forward-looking statements include, among others, statements concerning Cimarex' outlook with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

        These risks and uncertainties include, but are not limited to, fluctuations in the price Cimarex receives for its gas and oil production, reductions in the quantity of gas and oil sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates. In addition, exploration and development opportunities pursued by Cimarex may not result in productive oil and gas properties. There are also numerous uncertainties inherent in estimating quantities of proved gas and oil reserves, projecting future rates of production and the timing of expenditures. These and other risks and uncertainties affecting Cimarex are discussed in greater detail in this report and in other filings by Cimarex with the Securities and Exchange Commission.

Financial Results

	For the Three Months Ended December 31
	2001	2000
	(In thousands, except per share amounts)
Revenues	$26,759	$62,838
Net income	4,479	27,582
Per share—basic and diluted	0.17	1.04

Net Income

        We generated net income of $4.5 million, or $0.17 per diluted share, for the quarter ended December 31, 2001, compared with net income of $27.6 million, or $1.04 per diluted share, for the quarter ended December 31, 2000. The decline in net income for the quarter ended December 31, 2001 as compared to the same period in 2000 is primarily attributable to a decrease in revenues to $26.8 million for the quarter ended December 31, 2001 versus $62.8 million for the same period of 2000. Commodity prices, particularly for natural gas, were substantially higher in 2000.

Results of Operations

        Information about gas and oil sales, production volumes and prices are presented in the following table:

	For the Three Months Ended December 31,
	2001	2000
	(In thousands)
Gas sales	$20,864	$50,535
Oil sales	4,107	7,147

Total gas and oil sales	$24,971	$57,682

Gas volume—Mmcf per day	110.6	116.5
Gas price—per Mcf	$2.05	$4.73
Oil volume—barrels per day	2,236	2,429
Oil price—per barrel	$19.97	$31.44

        Revenue from gas and oil sales declined $32.7 million or 57 percent, between the fourth quarter of 2000 and 2001 to $25.0 million. Compared to a year earlier, gas sales decreased $29.7 million and oil sales decreased $3.0 million in the fourth quarter of 2001. The declines were due primarily to lower gas and oil prices during the quarter ended December 31, 2001. Combined gas and oil production volumes during the latest three month period were 124.0 MMcfe per day, a slight decrease from 131.1 MMcfe per day produced during the quarter ended December 31, 2000.

        The prices we received reflect the impact of market forces, which were influenced by many factors, including, geopolitical events, economic growth, Organization of Petroleum Exporting Countries policies, weather, electricity demand and others. We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect the impact of market forces.

        Driven by lower prices in the quarter ended December 31, 2001, gas sales decreased $29.7 million, or 59 percent to $20.9 million, as compared to $50.5 million in the same quarter of 2000. Lower gas prices caused $27.3 million of the decrease and slightly lower production volume resulted in the remaining $2.4 million decrease. The average realized gas price for the quarter ended December 31, 2001 was $2.05 per Mcf, compared to $4.73 per Mcf during the same three months of 2000. Daily gas production declined five percent to 110.6 MMcf per day in the quarter ended December 31, 2001 versus 116.5 MMcf per day in the comparable 2000 period. The slight fall in daily gas production is due to natural declines in wells in the Mid-Continent and Gulf Coast regions, partially offset by production from wells that were completed during 2001.

        Oil sales decreased $3.0 million, or 43 percent, to $4.1 million in the quarter ended December 31, 2001 as compared to the same period in 2000. Approximately $2.4 million of the decrease is related to lower oil prices. We produced an average of 2,236 barrels per day in the fourth quarter of 2001 compared to 2,429 barrels per day in the fourth quarter of 2000. We realized an average price of $19.97 per barrel in the quarter ended December 31, 2001, compared to $31.44 per barrel in the same quarter of 2000.

        As the prices for gas and oil change, the components of our gas and oil sales fluctuate. In the quarter ended December 31, 2001, our gas and oil revenues came from the following product mix: 84 percent gas and 16 percent oil. This compares to the following mix for the same quarter of 2000: 88 percent gas and 12 percent oil. On a volumetric basis, we produced 89 percent gas and 11 percent oil in each 2001 and 2000.

        Net gas marketing income decreased from $4.6 million in the fourth quarter of 2000 to $0.9 million in 2001. Spot market prices were very volatile in November and December 2000 as gas prices were rapidly increasing to record levels. In the three months ended December 31, 2001, gas prices were substantially lower and much more stable. The $3.6 million variance in net revenues reflects the less volatile market conditions that existed during the last three months of 2001 when spot market sales of third-party gas were accomplished at prices only slightly higher than the cost of gas purchases. Gross gas marketing revenues for the three months ended December 31, 2001 and 2000 were $13.8 million and $28.3 million, respectively. Gas marketing purchases for the three months ended December 31, 2001 and 2000 were $12.9 million and $23.7 million, respectively.

Costs and Expenses

        Depreciation, depletion and amortization (DD&A) expense for gas and oil producing assets decreased four percent between the quarter ended December 31, 2001 and 2000. On a unit of production basis, DD&A was $0.77 per Mcfe in the quarter ended December 31, 2001 and was unchanged for the same period in 2000. Fixed asset depreciation of $0.2 million was relatively unchanged for these comparable periods.

        The risk that we will be required to write-down the carrying value of our gas and oil properties increases when gas and oil prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Based on gas and oil prices in effect on December 31, 2001 and 2000, we were not required to record a full cost ceiling write-down in the quarter ended December 31, 2001 or 2000. Because of the volatility of gas and oil prices, no assurance can be given that we will not experience a ceiling test write-down in future quarterly periods.

        Our production expenses increased 59 percent between the quarters ended December 31, 2001 and the same period of 2000. The December 31, 2001 quarter production expense increased to $0.37 per Mcfe from $0.22 per Mcfe in 2000. The 2001 production expense increase was a result of approximately $333,000 of production costs associated with new wells in the Gulf Coast and in Kansas. Also recorded in 2001 was additional compression costs of approximately $300,000 in our Mid-Continent region. Lastly, we incurred recorded approximately $585,000 of production costs associated with outside operated properties as a result of general cost increases. The cost per Mcfe increase was attributable primarily to the factors mention above together with the decrease in production.

        Production, property and other taxes for the quarter ended December 31, 2001 decreased 39 percent to $2.6 million from $4.2 million in the prior year's comparable quarter. The tax for 2001 equates to 10.3 percent of gas and oil sales, or $0.22 per Mcfe. This compares to 7.2 percent of gas and oil sales, or $0.35 per Mcfe in 2000. The decline in production related taxes is primarily the result of lower gas and oil prices.

        General and administrative expense (G&A) increased 53 percent between the quarter ended December 31, 2001 and 2000. On a per Mcfe basis, in the fourth quarter of 2001, G&A increased to $0.32 per Mcfe compared to $0.20 per Mcfe for the comparable period in 2000. The increase is primarily due to a $0.9 million impairment of receivables from Enron and costs associated with legal proceedings.

        Income tax expense totaled $2.8 million for the three months ended December 31, 2001 compared to $16.5 million for the comparable period in 2000 a year earlier. The substantial decrease was a result of lower revenue resulting from lower gas and oil prices. The combined Federal and state effective income tax rate during the quarter ended December 31, 2001 was 38 percent versus 37 percent during the final three months of 2000.

Cash Flow and Liquidity

        We primarily need cash to fund gas and oil exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to our gas and oil operations. Our primary source of liquidity is the cash flow generated from operating activities. The prices we receive for future gas and oil sales and the level of production will significantly impact future cash flows from operating activities. No prediction can be made as to the prices we will receive for our future gas and oil production.

        Cash flows provided by operations for the three months ended December 31, 2001 were $3.6 million compared to $34.1 million for the same period in 2000. The substantial decrease in cash flows provided by operations resulted primarily from a $36.1 million decrease in revenues and a $23.1 million decrease in net income due primarily to lower natural gas and oil prices.

        Cash flows used in investing activities for the three months ended December 31, 2001 were $14.3 million compared to $26.2 million in the same period of 2000. The $11.9 million decrease was primarily due to a reduced capital expenditure budget for the three months ended December 31, 2001.

        Cash flows provided by financing activities for the three months ended December 31, 2001 were $17.9 million compared to cash flows used in financing activities of $8.3 million in the same period of 2000, an increase of $26.2 million. The increase in cash provided by financing activities resulted primarily from a capital contribution and borrowings from Helmerich & Payne, Inc. (H&P) during the three months ended December 31, 2001. The cash contribution and the borrowings were necessary due to the reduced operating cash flows in the three month period ended December 31, 2001 stemming from lower commodity prices.

        Subject to the terms of a distribution agreement, H&P agreed to a tax-free spin-off of Cimarex as a stand alone company prior to its acquisition of Key. The tax-free spin-off occurred in such a manner that on September 30, 2002, H&P declared a dividend in the form of 26,591,321 shares of Cimarex common stock. Accordingly, on September 30, 2002, 26,591,321 Cimarex common shares were issued on a pro rata basis to stockholders of H&P. Additionally, 37,215 shares of Cimarex common stock were issued on a restricted basis pursuant to the terms of the merger agreement. All par value, common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin off.

        Also on this date, pursuant a merger agreement, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange. Key is a gas and oil exploration and production company with producing gas and oil assets located primarily in the Mid-Continent and Gulf Coast regions of the United States. Total proved reserves of Key at the date of acquisition were 91.3 Bcf of gas and 9.7 MMBbls of oil valued at $285 million. Cimarex issued one share of its common stock for each of the 14,079,243 shares of Key common stock outstanding as of that date. The acquisition of Key has been accounted for using the purchase method of accounting. The acquisition of Key is not reflected in the accompanying balance sheets or results of operations as the acquisition occurred subsequent to the periods presented.

        Subsequent to the acquisition of Key, the incremental net cash flows generated from the Key gas and oil properties will be used to fund capital expenditures. Upon closing of the acquisition of Key, Cimarex acquired $2.1 million of cash and cash equivalents and assumed $36.0 million of debt. Immediately following the acquisition of Key, Cimarex closed on a three year $400,000,000 Senior Secured Revolving Credit Facility. This credit facility has an initial borrowing base of $275,000,000 and Cimarex elected a $200,000,000 initial commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on the outstanding principal amount. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, depending on the borrowing base usage. The credit facility is secured by mortgages on certain Cimarex gas and oil properties and the stock of certain subsidiaries. Cimarex is also subject to various financial and non-financial covenants. Initial borrowings under the facility were $36.0 million.

        At December 31, 2001, Cimarex had various commitments that were routine and were made in the normal course of business. We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities.

Critical Accounting Policies

        We rely on management estimates and assumptions to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Significant estimates with regard to our consolidated financial statements include the estimate of proved gas and oil reserve volumes and the related present value of estimated future net cash flows. Each quarter end, proved gas and oil reserve quantities are based on estimates prepared by Cimarex' engineers, in accordance with guidelines established by the SEC. We have engaged Ryder Scott Company, L.P., independent petroleum engineers to audit our December 31, 2002 gas and oil reserve estimates associated with the majority of the value of our gas and oil reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future gas and oil prices may vary significantly from the prices in effect at the time the estimates are made. The estimate of proved gas and oil reserve volumes and the related present value of estimated future net cash flows can affect the charge for DD&A and the net carrying value of our gas and oil properties, as discussed below.

        We use the full cost method of accounting for our investment in gas and oil properties. As prescribed by full cost accounting rules, we capitalize all costs associated with property acquisition, exploration, and development activities. Our exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding gas and oil reserves. Salaries and benefits paid to employees directly involved in the exploration and development of gas and oil properties as well as other internal costs that can be specifically identified with acquisition, exploration and development activities are also capitalized.

        Our rate of recording DD&A is dependent upon our estimate of proved reserves. If the estimates of proved reserves decline, the rate at which we record DD&A increases. Such a decline in reserves may result from lower market prices, which may make it economically unfeasible to drill for and produce higher cost reserves. We utilize the units-of-production method to calculate our DD&A expense.

        Proved gas and oil reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (2) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

        In accordance with full cost accounting rules, we are subject to a limitation on the capitalized costs of our gas and oil properties. Under these rules, capitalized costs of proved gas and oil properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved gas and oil reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues (the "full cost ceiling limitation"). These rules generally require pricing future gas and oil production at the unescalated gas and oil prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. A full cost ceiling write-down is a non-cash charge to earnings. Moreover, the expense may not be reversed in future periods, even if higher gas and oil prices subsequently increase the full cost ceiling limitation. Based on gas and oil prices in effect on December 31, 2001, we were not required to record a full cost ceiling write down.

        Our results of operations are also highly dependent upon the prices we receive for natural gas and crude oil production, and those prices have been volatile and unpredictable in response to changing market forces. Nearly all of our revenue is from the sale of gas and oil, so these fluctuations, positive and negative, can have a significant impact on our results of operations and cash flows. If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into various derivative arrangements, such as non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options, and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments or arrangements to mitigate commodity price changes. If we decide to use derivative arrangements in the future, they could have a significant impact, positive or negative, on our results of operations and cash flows.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on Cimarex' current financial position or results of operations. The acquisition of Key and the related goodwill will be accounted for under the provisions of SFAS No. 141 and 142.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Cimarex' results of operations and financial position has not been determined and is being evaluated.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued

operations to include a component of an entity. SFAS No. 144 will be applied prospectively and is effective beginning January 1, 2003 for Cimarex. We do not expect the adoption of SFAS No. 144 to have any impact on the financial position or results of operations of Cimarex.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We do not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations of Cimarex.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

Price Fluctuations

        Our results of operations are highly dependent upon the prices we receive for natural gas and crude oil production, and those prices are constantly changing in response to market forces. Nearly all of our revenue is from the sale of gas and oil, so these fluctuations, positive and negative, can have a significant impact on our results of operations and cash flows.

        If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to mitigate commodity price changes.

        Any sustained weakness in gas and oil prices may affect our financial condition and results of operations, and may also reduce the amount of net gas and oil reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities and could cause us to record a reduction in the carrying value of our gas and oil properties

Interest Rate Risk

        Following the acquisition of Key, our reported earnings will be impacted by changes in interest rates. Any fluctuation in the rate will directly impact the amount of interest expense we report.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        Cimarex is a defendant to claims of drainage of gas from two properties that it operates. This lawsuit is titled H.B. Krug, et al, v. Helmerich & Payne, Inc., no. CJ-98-06012 and was filed on December 22, 1998 in the District Court of Tulsa County, Oklahoma. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640 acre spacing units. The plaintiffs allege that the two units have suffered approximately 12 billion cubic feet of gross gas drainage. Although the plaintiffs have not specified in their pleadings the amount of damages alleged, the plaintiffs have orally stated that the royalty owner class has sustained actual damages of approximately $6.2 million exclusive of interest and costs. Cimarex estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $1.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. Cimarex believes that its liability, if any, should not exceed its working interest share of any actual damages attributable to the alleged drainage. In the event that Cimarex is held liable for the full amount of any actual damages, Cimarex will seek contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

2.1+	Agreement and Plan of Merger, dated as of February 23, 2002, among Helmerich & Payne, Inc., Cimarex Energy Co., Mountain Acquisition Co. and Key Production Company, Inc.
3.1+	Amended and Restated Certificate of Incorporation of Cimarex Energy Co.
3.2+	By-laws of Cimarex Energy Co.
10.1+	Distribution Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co.
99.1	Certification of F.H. Merelli, Chief Executive Officer of CIMAREX ENERGY CO. Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Paul Korus, Chief Financial Officer of CIMAREX ENERGY CO. Pursuant to 18 U.S.C. Section 1350.
  +
  Incorporated by reference to Cimarex' registration statement on Form S-4 (File No. 333-87948), filed on May 9, 2002.

  (b)
  Reports on Form 8-K:

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002

CIMAREX ENERGY CO.
By:	/s/ PAUL KORUS Paul Korus Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ DAVID W. HONEYFIELD David W. Honeyfield Controller and Chief Accounting Officer (Principal Accounting Officer)

I, F.H. Merelli, certify that:

1.
I have reviewed this transition report on Form 10-Q of Cimarex Energy Co.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date: November 14, 2002

/s/ F.H. MERELLI Name: F.H. Merelli Title: Chairman of the Board, President and Chief Executive Officer

I, Paul Korus, certify that:

1.
I have reviewed this transition report on Form 10-Q of Cimarex Energy Co.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date: November 14, 2002

/s/ PAUL KORUS Name: Paul Korus Title: Vice President, Chief Financial Officer and Treasurer

QuickLinks

CIMAREX ENERGY CO. Table of Contents
PART I
  Item 1—Financial Statements
CIMAREX ENERGY CO. Consolidated Balance Sheets (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Operations (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Cash Flows (Unaudited)
CIMAREX ENERGY CO. Consolidated Statement of Stockholders' Equity For the Three Months Ended December 31, 2001 (Unaudited)
CIMAREX ENERGY CO. Notes to Consolidated Financial Statements December 31, 2001 (Unaudited)
  ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3—Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE