Form 10-Q
period 2002-09-30
CIMAREX ENERGY CO
filed 2002-11-15
CIK 1168054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2002 Commission file No. 132-02238

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

        The number of shares outstanding of the Company's common stock as of September 30, 2002 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	40,707,779
Preferred Stock, par value $0.01 per share	0

CIMAREX ENERGY CO.

        In this report, we use terms to discuss gas and oil producing activities as defined in Rule 4-10(a) of Regulation S-X. We express quantities of natural gas in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousands of barrels (MBbls) and millions of barrels (MMBbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe) or equivalent million cubic feet (MMcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Information relating to our working interest in wells or acreage, "net" gas and oil wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I

ITEM 1—Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,306	$7,170
Accounts receivable, net	43,660	23,096
Receivable from Helmerich & Payne, Inc.	819	—
Inventories	4,557	4,840
Other current assets	1,559	2,316

	65,901	37,422

Property and equipment, under the full cost method:
Proved properties	1,150,150	801,248
Unproved properties and properties under development, not being amortized	20,708	26,829

	1,170,858	828,077
Less—accumulated depreciation, depletion and amortization	(645,173)	(617,676)

	525,685	210,401

Office equipment, other fixed assets and other assets, net	6,185	4,143

Non-amortizable goodwill	52,966	—

	$650,737	$251,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,272	$6,292
Accrued liabilities	41,275	18,700
Due to Helmerich & Payne, Inc.	—	13,089

	60,547	38,081

Long-term debt	36,000	—

Deferred income taxes	124,092	37,286

Other liabilities	1,721	1,517

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,707,779 and 26,591,321 shares issued and outstanding, respectively	407	266
Paid-in capital	232,212	—
Unearned compensation	(315)	—
Retained earnings	196,073	174,816

	428,377	175,082

	$650,737	$251,966

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Natural gas sales	$26,626	$26,910	$73,695	$142,427
Oil sales	4,870	4,786	13,816	15,668
Gas marketing, net	182	282	574	759
Other	869	646	2,020	1,542

	32,547	32,624	90,105	160,396

Operating expenses:
Depreciation, depletion and amortization	10,158	14,349	28,145	40,222
Reduction to carrying value of gas and oil properties	—	78,082	—	78,082
Production	4,015	3,648	11,671	10,453
Production, property and other taxes	2,733	3,719	8,360	14,771
General and administrative	1,699	2,565	4,868	7,690
Interest expense	(12)	762	70	(1,616)

	18,593	103,125	53,114	149,602

Income (loss) before income taxes	13,954	(70,501)	36,991	10,794
Income tax expense (benefit)	4,024	(26,865)	12,959	3,123

Net income (loss)	$9,930	$(43,636)	$24,032	$7,671

Earnings (loss) per share:
Basic	$0.37	$(1.64)	$0.90	$0.29

Diluted	$0.37	$(1.64)	$0.90	$0.29

Weighted average basic shares outstanding	26,745	26,591	26,643	26,591

Weighted average diluted shares outstanding	26,749	26,591	26,644	26,591

See accompanying notes to consolidated financial statements.

 CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$24,032	$7,671
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,145	40,222
Reduction to carrying value of oil and gas properties	—	78,082
Deferred income taxes	12,929	(17,014)
Other	(22)	(34)
Changes in operating assets and liabilities, net of effects of the acquisition of Key Production Company, Inc.:
(Increase) decrease in accounts receivable	(2,480)	18,998
(Increase) decrease in inventories	1,199	(987)
Decrease in other assets	1,326	4,852
Increase (decrease) in accounts payable	4,700	916
Increase (decrease) in accrued liabilities	1,944	(4,635)
Increase (decrease) in other liabilities	(144)	82

Net cash provided by operating activities	71,629	128,153

Cash flows from investing activities:
Capital expenditures	(45,918)	(75,193)
Merger related costs	(4,900)	—
Cash received in connection with acquisition of Key Production Company, Inc.	2,135	—
Proceeds from sale of assets	—	206
Other capital expenditures	(902)	—

Net cash used by investing activities	(49,585)	(74,987)

Cash flows from financing activities:
Net distributions from (contributions to)
Helmerich & Payne, Inc.	—	(53,166)
Change in amount due (to) from Helmerich & Payne, Inc.	(13,908)	—

Net cash used by financing activities	(13,908)	(53,166)

Net increase in cash and cash equivalents	8,136	—
Cash and cash equivalents at beginning of year	7,170	—

Cash and cash equivalents at end of period	$15,306	$—

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2002

(Unaudited)

	Common Stock
			Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance, December 31, 2001	26,591	$266	$—	$—	$174,816	$175,082
Net income	—	—	—	—	24,032	24,032
Common stock issued for the acquisition of Key Production Company, Inc.	14,079	141	232,212	(159)	—	232,194
Net distributions to Helmerich & Payne, Inc.	—	—	—	—	(2,931)	(2,931)
Issuance of restricted stock awards	38	—	—	(156)	156	—

Balance, September 30, 2002	40,708	$407	$232,212	$(315)	$196,073	$428,377

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2002

(Unaudited)

1.    Basis of Presentation

        The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company). We believe these financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations. Cimarex prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements, summary of significant accounting policies and notes in our initial registration statement as filed on Form 424(b)(3) declared effective on August 21, 2002.

        Cimarex was formed in February 2002 as a wholly-owned subsidiary of Helmerich & Payne, Inc. (H&P). In July 2002, H&P contributed its gas and oil exploration and production operations and the common stock of Cimarex Energy Services, Inc. (CESI), which is involved in oil and natural gas marketing, to Cimarex. As a result of a dividend declared by H&P on September 30, 2002, in the form of 26,591,321 shares of Cimarex common stock, Cimarex was spun-off and became a stand-alone Company. Accordingly, as of September 30, 2002, there were 26,591,321 newly issued Cimarex common shares issued on a pro rata basis to stockholders of H&P. Additionally, 37,215 shares of Cimarex common stock were issued on a restricted basis pursuant to the terms of the merger agreement. All par value, common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin-off.

        Also on September 30, 2002, pursuant to a merger agreement, Cimarex acquired 100% of the outstanding common stock of Key Production Company, Inc. (Key) in a tax-free exchange. Cimarex issued one share of its common stock for each of the 14,079,243 shares of Key common stock outstanding as of that date. The acquisition of Key has been accounted for using the purchase method of accounting. The acquisition of Key is reflected in the accompanying balance sheet but not reflected in the results of operations for any periods presented as the acquisition occurred on September 30, 2002.

        On September 30, 2002, the Company's Board of Directors voted to change the fiscal year end of the Company from September 30 to December 31.

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

        The more significant areas requiring the use of management's estimates and judgments relate to preparation of estimated gas and oil reserves, the use of these gas and oil reserves in calculating depletion, depreciation and amortization, the use of the estimates of future net revenues in computing the ceiling test limitations and estimates of abandonment obligations used in such calculations.

Estimates and judgments are also required in determining the impairments of undeveloped properties and the valuation of deferred tax assets.

2.    Merger with Key Production Company, Inc.

        On September 30, 2002, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange pursuant to which Key became a wholly-owned subsidiary of Cimarex. Cimarex issued one share of its common stock for each of the 14,079,243 shares of Key common stock outstanding as of that date. Cimarex also issued one stock option to acquire Cimarex common stock to replace each of the 785,501 stock options to acquire Key common stock outstanding. These options have a weighted average exercise price of $11.06 per share. The acquisition of Key has been accounted for using the purchase method of accounting.

        Key was an independent energy company engaged in the exploration, development, acquisition and production of gas and oil in the continental United States. Total proved reserves of Key at the date of its acquisition by Cimarex were 93.1 Bcf of gas and 9.7 MMBbls of oil. Approximately 99% of the reserves acquired were classified as proved developed. Key's exploration and development activities are primarily in the Anadarko Basin of Oklahoma, the Hardeman Basin of north Texas, the Laredo field in south Texas, the Mississippi Salt Basin, south Louisiana, and northern California. Key also has production operations and exploration acreage in Wyoming and other Rocky Mountain states.

        Our consolidated balance sheet as of September 30, 2002, includes the estimated fair value of assets and liabilities of Key, as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The final purchase price and the final allocation of the purchase price are subject to adjustment based on the actual fair value of current assets and liabilities, long-term liabilities and the final determination of merger costs. These final amounts are not expected to vary materially from the amounts recorded in the accompanying balance sheet as of September 30, 2002. The results of operations of Key are not included in our consolidated statements of operations since the acquisition occurred on September 30, 2002.

        In the merger, Cimarex issued 14,079,243 shares of common stock valued at $224.7 million to the Key stockholders. The value of the shares was based on the average closing prices of Key common stock shares for the two days prior to, the day of and two days following the announcement of the transaction. Cimarex also issued stock options valued at $7.5 million in exchange for outstanding Key stock options. Costs incurred by Cimarex in connection with the transaction were approximately $4.9 million. The transaction includes non-amortizable goodwill of approximately $53 million, none of which is deductible for tax purposes. The goodwill represents the excess of the total purchase price over the estimated fair value of the oil and gas properties and other net assets acquired.

        The following table summarizes the estimated fair values of Key's assets and liabilities acquired on September 30, 2002:

Cash and cash equivalents	$2,135
Accounts receivable	18,085
Inventory and other assets	3,252
Unevaluated gas and oil properties	12,144
Proved gas and oil properties	284,996
Non-amortizable goodwill	52,966

Total assets acquired	373,578

Accounts payable and accrued liabilities	31,382
Long-term debt	36,000
Deferred income taxes	68,909
Other liabilities	348

Total liabilities acquired	136,639

Net assets acquired	$236,939

        The following unaudited pro forma financial information presents the combined results of Cimarex and Key, and was prepared as if the acquisition had occurred at the beginning of the periods presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations. Included in the pro forma results for the three and nine months ended September 30, 2002 is $5.8 million and $11.0 million, respectively of nonrecurring general and administrative costs for merger and severance related expenses incurred by Key.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts or as indicated)
Gas and oil sales	$51,899	$52,999	$145,707	$248,998
Gas marketing, net	182	282	575	759
Other income	898	708	2,213	1,781

	52,979	53,989	148,495	251,538

Depreciation, depletion, and amortization	22,759	25,564	66,578	78,272
Reduction to carrying value of gas and oil properties	—	148,946	—	148,946
Production	7,713	7,864	23,069	22,076
Production, property and other taxes	4,389	5,510	12,991	21,679
General and administrative	9,720	3,689	20,673	10,512
Interest expense	200	918	742	(924)

	44,781	192,491	124,053	280,561

Income (loss) before income taxes	8,198	(138,502)	24,442	(29,023)
Income tax expense (benefit)	1,540	(53,046)	8,010	(12,556)

Net income (loss)	$6,658	$(85,456)	$16,432	$(16,467)

Basic earnings per share	$0.16	$(2.10)	$0.40	$(0.40)

Diluted earnings per share	$0.16	$(2.10)	$0.40	$(0.40)

Weighted average basic shares outstanding	40,708	40,708	40,708	40,708

Weighted average diluted shares outstanding	41,077	40,708	41,077	40,708

Daily gas production (MMcf)	141.5	157.1	146.0	160.3

Daily oil production (Bbl)	6,443	6,113	6,289	6,358

Average gas price (Mcf)	$2.82	$2.69	$2.62	$4.64

Average oil price (Bbl)	$25.35	$24.79	$23.48	$26.04

3.    Long-Term Debt

        In conjunction with the acquisition of Key, Cimarex assumed Key's long-term credit agreement. At September 30, 2002, Cimarex had $36 million outstanding under this facility. In October 2002, Cimarex closed on a three year $400,000,000 Senior Secured Revolving Credit Facility led by Bank One, N.A. This facility replaced the previous Key facility. The new facility has a borrowing base of $275,000,000 and Cimarex elected a $200,000,000 initial commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on the outstanding principal amount. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, depending on the borrowing base usage. The credit facility is secured by mortgages on the Company's gas and oil properties and the stock of its subsidiaries and is due October 2005. The Company is also subject to customary financial and non-financial covenants. Initial borrowings under the new facility were $36.0 million, leaving $164.0 million available for future borrowings.

4.    Income Taxes

        Federal income tax expense for the three and nine months ended September 30, 2002 and 2001 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes, percentage depletion and merger costs. The final determination of the Cimarex tax basis will not be known until H&P files its tax return for its fiscal year ended September 30, 2002, consistent with the terms of a tax sharing agreement between H&P and Cimarex.

        Income tax expense (benefit) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Current taxes:
Federal	$—	$(192)	$—	$17,958
State	27	(6,182)	30	2,179

	27	(6,374)	30	20,137
Deferred taxes	3,997	(20,491)	12,929	(17,014)

	$4,024	$(26,865)	$12,959	$3,123

5.    Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$918	$3,483
Income taxes (net of refunds received)	$—	$—

        In connection with the acquisition of Key for $237.1 million, we acquired assets with a fair value of $373.6 million and assumed liabilities of $136.6 million. This acquisition was a non-cash transaction except for the cash and cash equivalents of $2.1 million received from Key.

        Additionally, in the nine months ended September 30, 2002, non-cash distributions in the amount of $3.0 million were made to H&P pursuant to the tax sharing agreement as part of the merger agreement.

6.    Earnings Per Share

        The calculations of basic and diluted net earnings (loss) per common share for the three and nine months ended September 30, 2002 and 2001 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic earnings (loss) per share:
Income (loss) available to common stockholders	$9,930	$(43,636)	$24,032	$7,671
Weighted average basic shares outstanding	26,745	26,591	26,643	26,591
Basic earnings (loss) per share	$0.37	$(1.64)	$0.90	$0.29
Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$9,930	$(43,636)	$24,032	$7,671
Incremental shares assuming the exercise of stock options	4	—	1	—
Weighted average diluted shares outstanding	26,749	26,591	26,644	26,591
Diluted earnings per share	$0.37	$(1.64)	$0.90	$0.29

        There were stock options exercisable for 2,415,764 shares of Cimarex common stock outstanding at September 30, 2002. The weighted average common shares of diluted earnings per share calculation for the three and nine months ended September 30, 2002 excludes the incremental effect related to outstanding stock options exercisable for 225,601 shares of Cimarex common stock whose exercise price is in excess of the average price of Cimarex' stock of $16.525 for the period the options were outstanding. These options are excluded due to their antidilutive effect at September 30, 2002.

7.    Stock Plans

Stock Options

        At the date of distribution on September 30, 2002, H&P stock options held by former H&P employees who became Cimarex employees were converted into Cimarex stock options exercisable for 1,630,263 shares of Cimarex common stock based on the intrinsic value at the date of the distribution. The weighted average exercise price for the newly issued options was $13.24 per share.

        On September 30, 2002, stock options exercisable for 785,501 shares of Key common stock held by former employees of Key were converted to Cimarex stock options on a one for one basis. The weighted average exercise price for these newly issued options was $11.06 per share.

        We account for our stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which no compensation cost has been recognized for the stock option plans as the stock options were originally granted at market prices and hence there was no intrinsic value.

Stockholder Rights Plan

        Cimarex has a stockholder rights plan. The plan is designed to improve the ability of our board to protect the interests of our stockholders in the event of an unsolicited takeover attempt.

        For every outstanding share of Cimarex common stock, there exists one purchase right (the Right). Each Right represents a right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. The Rights will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of our common stock, or a person or group commences a tender offer or exchange offer that, if successfully consummated, would result in such person or group beneficially owning 15% or more of our common stock. The purchase price for each one one-hundredth of a share of Preferred Stock pursuant to the exercise of a Right is $60.00, subject to adjustment in certain cases to prevent dilution.

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

Restricted Stock Grants

        Cimarex has an employee retention program whereby restricted stock grants are awarded to certain employees. There were 77,551 shares of restricted stock outstanding as of September 30, 2002. The restrictions related to these stock grants are associated with the continued employment of the grantee for three to five years from the date of the original grant by H&P or Key, at which time these shares will vest. The restricted stock agreements provide that, during the vesting period, if we pay a dividend on our common stock, the grantees will be entitled to receive such dividend. We do not currently intend to pay dividends on our common stock.

        Compensation expense for restricted shares is based upon the market price of the restricted stock multiplied by the number of shares of restricted stock granted. Compensation cost is being recognized over the period that ends when all risks of forfeiture have passed. Compensation expense is amortized on a straight-line basis over the vesting periods. For the three and nine months ended September 30, 2002, there was no compensation expense since the restricted shares were not issued until September 30, 2002.

8.    Segment Information

        Cimarex operates in the gas and oil industry, and is comprised of an exploration and production segment and a natural gas marketing segment. Exploration and production activities include the exploration for and development of productive gas and oil properties located primarily in Oklahoma, Texas, Kansas and Louisiana. The natural gas marketing segment markets most of the natural gas produced by the exploration and production segment retaining a market based fee from the sale of such production, as well as natural gas produced by third parties. Each reportable segment is a strategic business unit, which is managed separately as an autonomous business. Operating profit before income taxes is the measurement used to evaluate the segments.

        Summarized financial information of Cimarex' reportable segments for the three months ended September 30, 2002 and 2001 is shown in the following table:

	External Sales	Operating Profit (Loss)	Depreciation, Depletion and Amortization	Total Assets	Additions to Long-Lived Assets
	(In thousands)
Three Months Ended September 30, 2002:
Exploration and Production	$32,365	$14,245	$10,111	$627,133	$20,673
Natural Gas Marketing	19,521	(303)	47	23,604	25

Total	$51,886	$13,942	$10,158	$650,737	$20,698

Three Months Ended September 30, 2001:
Exploration and Production	$32,183	$(69,975)	$14,306	$231,606	$26,310
Natural Gas Marketing	16,068	77	43	14,606	45

Total	$48,251	$(69,898)	$14,349	$246,212	$26,355

        Summarized financial information of Cimarex' reportable segments for the nine months ended September 30, 2002 and 2001 is shown in the following table:

	External Sales	Operating Profit	Depreciation, Depletion and Amortization	Total Assets	Additions to Long-Lived Assets
	(In thousands)
Nine Months Ended September 30, 2002:
Exploration and Production	$89,533	$35,644	$28,003	$627,133	$45,810
Natural Gas Marketing	43,180	1,419	142	23,604	108

Total	$132,713	$37,063	$28,145	$650,737	$45,918

Nine Months Ended September 30, 2001:
Exploration and Production	$159,314	$8,419	$40,093	$231,606	$74,976
Natural Gas Marketing	70,876	436	129	14,606	217

Total	$230,190	$8,855	$40,222	$246,212	$75,193

        The following table reconciles segment operating profit (loss) per the above table to income before taxes as reported on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Segment operating profit (loss), including depreciation, depletion and amortization	$13,942	$(69,898)	$37,063	$8,855
Unallocated amounts:
Gain (loss) on sale of assets	—	159	(2)	323
Interest expense	12	(762)	(70)	1,616

Income (loss) before income taxes	$13,954	$(70,501)	$36,991	$10,794

        The following table reconciles segment total sales per the above table to total revenues as reported on the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Segment total sales	$51,886	$48,251	$132,713	$230,190
Gross gas marketing purchases	(19,339)	(15,786)	(42,606)	(70,117)
Gain (loss) on sale of assets	—	159	(2)	323

Total revenues	$32,547	$32,624	$90,105	$160,396

9.    Commitments and Contingencies

Kansas Ad Valorem Settlement

        In 1997, Cimarex was assessed approximately $6.7 million of Kansas ad valorem taxes which had been reimbursed to Cimarex by interstate pipelines transporting natural gas to end users for the period from October 1983 through June 1988 . In fiscal 1997, based on the assessment, natural gas revenues were reduced by $2.7 million and interest expense was increased by $4.0 million. In March 1998, approximately $6.1 million of the unpaid assessment was placed in an escrow account pending resolution of this matter. Since March 1998, the escrow account and the related liability continued to accrue interest income and interest expense totaling approximately $1.0 million.

        The Federal Energy Regulatory Commission approved settlements between Cimarex and three of the pipelines. The last of these settlements was finalized in May 2001. Cimarex paid approximately $3.9 million from the escrow account for the settlement of all three pipeline proceedings. The three settlements were approximately $3.1 million less than the amount Cimarex accrued for this liability. The impact of these settlements in May 2001 was to increase natural gas revenues by approximately $1.1 million, reduce interest expense by approximately $2.0 million and reduce the liability by approximately $3.1 million. In June 2002, the remaining two proceedings were settled for approximately $12,000. No amounts are outstanding at September 30, 2002.

Litigation

        Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640 acre spacing units. The plaintiffs allege that the two units have suffered approximately 12 Bcf of gross gas drainage. Although the plaintiffs have not specified in their pleadings the amount of damages alleged, the plaintiffs have orally stated that the royalty owner class has sustained actual damages of approximately $6.2 million exclusive of interest and costs. Cimarex estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $1.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. Cimarex believes that its liability, if any, should not exceed its working interest share of any actual damages attributable to the alleged drainage. In the event that Cimarex is held liable for the full amount of any actual damages, Cimarex will seek contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

Parental Guarantees

        Currently, Cimarex has approximately $7.0 million of parental guarantees outstanding. These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties from which CESI purchases gas.

10.  New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The acquisition of Key and the related goodwill was accounted for under these standards.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. SFAS No. 144 will be applied prospectively and is effective beginning January 1, 2003 for Cimarex. We do not expect the adoption of SFAS No. 144 to have any impact on the financial position or results of operations of Cimarex.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We do not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations of Cimarex.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements" within the meaning of the federal securities law. These forward-looking statements include, among others, statements concerning Cimarex' outlook with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, benefits expected from the merger with Key and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

        These risks and uncertainties include, but are not limited to, fluctuations in the price Cimarex receives for its gas and oil production, reductions in the quantity of gas and oil sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates. In addition, exploration and development opportunities pursued by Cimarex may not result in productive oil and gas properties. There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. These and other risks and uncertainties affecting Cimarex are discussed in greater detail in this report and in other filings by Cimarex with the Securities and Exchange Commission.

Financial Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenues	$32,547	$32,624	$90,105	$160,396
Net income (loss)	9,930	(43,636)	24,032	7,671
Per share—basic	0.37	(1.64)	0.90	0.29
Per share—diluted	0.37	(1.64)	0.90	0.29

Net Income

        We generated net income of $9.9 million, or $0.37 per diluted share, for the third quarter of 2002 compared with net loss of $43.6 million, or $1.64 per diluted share, for the third quarter of 2001. For the nine months ended September 30, 2002, we generated net income of $24.0 million, or $0.90 per diluted share, compared to net income of $7.7 million, or $0.29 per diluted share, for the nine months ended September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is the result of a reduction to the carrying value of the gas and oil properties of $78.1 million recorded in 2001 partially offset by a 44 percent decline in revenues due to lower gas and oil prices in 2002. The increase in net income for the third quarter of 2002 is attributable to incurring a $78.1 million reduction to the carrying value of the gas and oil properties in the third quarter of 2001. Oil and gas reserves at September 30, 2002 and 2001 were relatively unchanged.

Results of Operations

        Information about gas and oil sales, production volumes and prices are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands or as indicated)
Natural gas sales	$26,626	$26,910	$73,695	$142,427
Oil sales	4,870	4,786	13,816	15,668

Total gas and oil sales	$31,496	$31,696	$87,511	$158,095

Gas volume—MMcf per day	101.9	110.4	104.0	116.0
Gas price—per Mcf	$2.84	$2.65	$2.60	$4.50
Oil volume—barrels per day	2,154	2,029	2,078	2,154
Oil price—per barrel	$24.58	$25.63	$24.36	$26.64

        Gas and oil sales declined $0.2 million, or one percent, between the third quarters of 2001 and 2002 to $31.5 million. Compared to a year earlier, gas sales decreased $0.3 million and oil sales increased $0.1 million. Combined gas and oil volumes during the latest three month period were 114.9 MMcfe per day, a six percent decrease from 122.5 MMcfe per day produced during the third quarter of 2001. Gas prices increased seven percent to $2.84 per Mcf while oil realizations fell four percent to $24.58 per Bbl.

        For the nine months ended September 30, 2002, gas and oil sales dropped by $70.6 million, or 45 percent, to $87.5 million from $158.1 million during the first nine months of 2001. Gas sales declined $68.7 million and oil sales decreased $1.9 million compared to the nine months ended September 30, 2001. A 42 percent decrease in realized gas prices and ten percent lower volumes contributed to the reduction in gas sales. Revenues from oil sales were negatively impacted by a ten percent decrease in oil prices and a four percent decline in volumes. Combined gas and oil production volumes were 116.4 MMcfe per day in the first nine months of 2002 versus 129.0 MMcfe per day in the first nine months of 2001.

        The prices we receive reflect the impact of market forces, which are influenced by many factors, including: geopolitical events, economic growth, Organization of Petroleum Exporting Countries policies, weather, electricity demand and others. We have not entered into any derivative contracts or hedges with respect to our production.

        Third quarter 2002 gas sales decreased by $0.3 million, or one percent, to $26.6 million from $26.9 million in the same quarter of 2001. Daily gas production declined eight percent to 101.9 MMcf versus 110.4 MMcf in the third quarter of 2001. Lower gas volumes resulted from natural production declines in existing wells partially offset by output from new wells that were completed since September 30, 2001. Reduced production volumes resulted in a $2.1 million decrease in sales, which was largely offset by higher gas prices. The average realized gas price for the third quarter of 2002 was $2.84 per Mcf, compared to $2.65 per Mcf during the same three months of 2001.

        Gas sales for the first nine months of 2002 of $73.7 million were impacted by significantly lower gas prices. Gas prices decreased to $2.60 per Mcf in 2002 from $4.50 per Mcf in 2001 resulting in a $53.9 million decline in sales. Gas production also decreased to 104.0 MMcf per day in 2002 from 116.0 MMcf per day in 2001. Natural production declines and a reduction in drilling activity compared to prior periods contributed to the decrease in production volumes.

        Third quarter oil sales of $4.9 million were essentially unchanged from $4.8 million in the same period in 2001. Six percent higher oil production generated $0.3 million of incremental sales offset by a $0.2 million decrease in revenues from lower oil prices. We produced an average of 2,154 barrels per day in the third quarter of 2002, a six percent increase compared to 2,029 barrels per day in the third quarter of 2001. Oil prices averaged $24.58 per barrel in the third quarter of 2002, versus to $25.63 per barrel in the third quarter of 2001.

        Oil sales decreased $1.9 million to $13.8 million in the first nine months of 2002 compared to $15.7 million in the same period of 2001. Average oil prices declined to $24.36 per barrel in 2002 from $26.64 per barrel in 2001, resulting in $1.3 million of the decrease in sales. Oil production averaged 2,078 barrels per day, a four percent decline from the 2,154 barrels per day produced in 2001.

        As the prices for gas and oil change, the components of our gas and oil sales fluctuate. In the first nine months of 2002, our revenues came from the following product mix: 84 percent gas and 16 percent oil. This compares to the following mix for the first nine months of 2001: 90 percent gas and 10 percent oil. On a volumetric basis, we produced 89 percent gas and 11 percent oil in 2002 and 90 percent gas and ten percent oil in 2001.

        Net gas marketing revenues remained essentially unchanged at $0.2 million for the third quarter of 2002 compared to $0.3 million a year earlier. For the nine months ended September 30, 2002, net gas marketing revenues were $0.6 million, a 24 percent decrease from $0.8 million for the same period of 2001. Gross gas marketing revenues for the three and nine months ended September 30, 2002 were $19.5 million and $43.2 million, respectively. This compares to $16.1 million and $70.9 million for the three and nine months ended September 30, 2001, respectively. Gas marketing purchases for the three and nine months ended September 30, 2002 were $19.3 million and $42.6 million, respectively, and $15.8 million and $70.1 million for the three and nine months ended September 30, 2001, respectively. The decreases are due to lower average gas prices in 2002 compared to 2001.

Costs and Expenses

        Depreciation, depletion and amortization expense (DD&A) decreased 30 percent between the third quarters of 2002 and 2001. On a unit of production basis, DD&A was $0.94 per Mcfe in the third quarter of 2002 compared to $1.26 per Mcfe for the same period in 2001. DD&A for the nine months ended September 30, 2002 decreased 31 percent to $0.86 per Mcfe compared to $1.13 per Mcfe for the same period in 2001. The declines are a result of lower reserves available at September 30, 2001 and a lower basis in our net gas and oil properties in 2002 as a result of a full cost ceiling write-down recorded in the third quarter of 2001. Fixed asset depreciation of $0.7 million was relatively unchanged.

        The risk that we will be required to write-down the carrying value of our gas and oil properties increases when gas and oil prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Based on gas and oil prices in effect on September 30, 2002, we were not required to record a full cost ceiling write-down in the first nine months of 2002. For the three months ended September 30, 2001, we recognized a reduction in the carrying value of our gas and oil properties of $78.1 million. Because of the volatility of gas and oil prices, we may be required to record a ceiling test write-down in future quarterly periods.

        Our production costs increased ten percent between the third quarter of 2002 and the same period of 2001 as a result of costs associated with new productive wells in 2002. On a per Mcfe basis, third quarter production costs increased to $0.38 per Mcfe in 2002 from $0.32 per Mcfe in 2001. Overall production declines contributed to the per Mcfe increase in production costs.

        For the nine months ended September 30, 2002, production costs increased 12 percent between 2002 and 2001. Compared on a unit of production basis, year to date expenses increased to $0.37 per Mcfe in 2002 from $0.30 per Mcfe in 2001. The costs associated with new productive wells in 2002 together with the decrease in overall production results in higher overall production and per Mcfe costs.

        Production, property and other taxes for the third quarter of 2002 decreased 27 percent to $2.7 million from $3.7 million last year. Taxes for 2002 equates to 8.7 percent of gas and oil sales, or $0.26 per Mcfe. This compares to 11.7 percent of gas and oil sales, or $0.33 per Mcfe, in 2001. The decline in production-related taxes was a result of receiving a severance tax refund of $0.8 million in the quarter ended September 30, 2002 and new wells in Louisiana receiving an exempt status for the year. The third quarter of 2001 was impacted by ad valorem taxes on properties being valued at January 1, 2001 when gas prices were unusually high. Production taxes for the first nine months of 2002 were 9.6 percent of gas and oil sales compared to 9.3 percent of sales for 2001, or $0.26 per Mcfe and $0.42 per Mcfe, respectively. The decrease on a per unit basis is the result of the 45 percent decrease in gas and oil sales stemming from lower product prices. We believe that production, property and other taxes will average from nine to ten percent of gas and oil sales going forward.

        General and administrative expense (G&A) decreased 34 percent between the third quarter of 2002 and 2001. On a unit basis, third quarter 2002 G&A decreased to $0.16 per Mcfe compared to $0.23 per Mcfe for the comparable period in 2001. G&A for the three quarters of 2002 decreased 37 percent to $0.15 per Mcfe compared to $0.22 per Mcfe in 2001. The decrease is primarily due to a decrease in the allocation of salary and benefits from Helmerich & Payne, Inc. (H&P).

        Interest expense was a credit of $12,000 and $0.8 million for the third quarters of 2002 and 2001, respectively. Interest expense was $0.1 million and a credit of $1.6 million for the first nine months of 2002 and 2001, respectively. Interest expense for 2001 is negative as a result of the settlement of an ad valorem tax contingency for less than originally estimated, resulting in a portion of the interest component of the settlement being reversed.

        Income tax expense totaled $13.0 million for the first nine months of 2002 versus $3.1 million for the same period in 2001. Tax expense was calculated using a combined federal and state effective income tax rate of 38.5 percent in 2002 and 2001, adjusted for items that are exclusively deductible for income tax purposes.

Cash Flow and Liquidity

        We primarily need cash to fund exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to our gas and oil operations. Our primary source of liquidity is the cash flow generated from operating activities. The prices we receive for future gas and oil sales and the level of production will significantly impact future cash flows from operating activities. No prediction can be made as to the gas and oil prices we will receive in the future. Production volumes will be dependent upon, among other things, the amount of future capital expenditures (which are also dependent on product prices), the outcome of new wells that will be drilled in the future, and potential acquisitions of producing properties. Strategically, Cimarex plans to profitably grow its production volumes through a moderate risk-drilling program, supplemented from time to time by acquisitions.

        Cash flows provided by operations for the nine months ended September 30, 2002 were $71.6 million compared to $128.2 million for the same period in 2001. The $56.6 million decrease was principally the result of lower natural gas and oil prices in 2002 compared to 2001.

        Cash flows used in investing activities for the nine months ended September 30, 2002 were $49.6 million compared to $75.0 million for the same period of 2001. The $25.4 million decrease was due to a reduced capital expenditure budget resulting from lower commodity prices during the nine months ended September 30, 2002, as well as the planned spin-off of Cimarex from H&P.

        Cash flows used by financing activities for the nine months ended September 30, 2002 were $13.9 million versus $53.2 million in the same period of 2001, a decrease of $39.3 million. The decrease in cash used by financing activities resulted from a reduction in payments to H&P during the nine months ended September 30, 2002.

        Pursuant to the terms of a distribution agreement, H&P completed a tax-free spin-off of Cimarex as a stand-alone company prior to its acquisition of Key Production Company, Inc. (Key). The tax-free spin-off occurred in such a manner that on September 30, 2002, H&P declared a dividend in the form of 26,591,321 shares of Cimarex common stock issued on a pro rata basis to stockholders of H&P. Additionally, 37,215 shares of Cimarex common stock were issued on a restricted basis pursuant to the terms of the merger agreement. All par value common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin off.

        Also on September 30, 2002, pursuant a merger agreement, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange. Key is a gas and oil exploration and production company with producing gas and oil assets located primarily in the Mid-Continent and Gulf Coast regions of the United States. Total proved reserves of Key at the date of the acquisition were 91.3 Bcf of gas and 9.7 MMBbls of oil, of which 99 percent of the reserves are proved developed. Cimarex issued one share of its common stock for each of the 14,079,243 shares of Key common stock outstanding as of that date. The acquisition of Key has been accounted for using the purchase method of accounting. The acquisition of Key is reflected in the accompanying balance sheet as of September 30, 2002. However the results of operations are not reflected since the acquisition occurred on September 30, 2002.

        Subsequent to the acquisition on Key, we expect the incremental net cash flows generated from the Key gas and oil properties to be used to fund capital expenditures. Upon closing of the acquisition of Key, Cimarex acquired $2.1 million of cash and cash equivalents and assumed $36.0 million of debt. In October 2002, Cimarex closed on a three year $400,000,000 Senior Secured Revolving Credit Facility. This credit facility has an initial borrowing base of $275,000,000 and Cimarex elected a $200,000,000 initial commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at LIBOR rate plus 1.25% to 2.00%, based on the outstanding principal amount. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, depending on the borrowing base usage. The credit facility is secured by mortgages on the Company's gas and oil properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants. Initial borrowings under the facility were $36.0 million.

        At September 30, 2002, we had commitments on gas and oil wells approved for drilling or in the process of being drilled at September 30, 2002 of approximately $17.7 million and commitments under a seismic program of approximately $0.6 million. We also had lease commitments for office space totaling $0.2 million and $1.5 million for the remainder of 2002 and 2003, respectively. We have parental financial guarantees of $7.0 million for the benefit of companies we purchase gas from outstanding at September 30, 2002 related to our marketing business. All of the commitments were routine and were made in the normal course of our business. We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities.

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

        Significant estimates with regard to our consolidated financial statements include the estimate of proved gas and oil reserve volumes and the related present value of estimated future net cash flows. Each quarter end, proved gas and oil reserve quantities are based on estimates prepared by Cimarex's engineers, in accordance with guidelines established by the SEC. We have engaged Ryder Scott Company, L.P., independent petroleum engineers, to audit our December 31, 2002 gas and oil reserve estimates associated with the majority of the value of our gas and oil reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future gas and oil prices may vary significantly from the prices in effect at the time the estimates are made. The estimate of proved gas and oil reserve volumes and the related present value of estimated future net cash flows can effect the charge for DD&A and the net carrying value of our gas and oil properties, as discussed below.

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

        Our rate of recording DD&A is dependent upon our estimate of proved reserves. If the estimates of proved reserves decline, the rate at which we record DD&A increases. Such a decline in reserves may result from lower market prices, which may make it economically unfeasible to drill for and produce higher cost wells. We utilize the units-of-production method to calculate our DD&A expense.

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

        In accordance with full cost accounting rules, we are subject to a limitation on the capitalized costs of our gas and oil properties. Under these rules, capitalized costs of proved gas and oil properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved gas and oil reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues (the "full cost ceiling limitation"). These rules generally require pricing future gas and oil production at the unescalated gas and oil prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. A full cost ceiling write-down is a non-cash charge to earnings. Moreover, the expense may not be reversed in future periods, even if higher gas and oil prices subsequently increase the full cost ceiling limitation. Based on gas and oil prices in effect on September 30, 2002, we were not required to record a full cost ceiling write-down.

        Our results of operations are also highly dependent upon the prices we receive for natural gas and crude oil production, and those prices have been volatile and unpredictable in response to changing market forces. Nearly all of our revenue is from the sale of gas and oil, so these fluctuations, positive and negative, can have a significant impact on our results of operations and cash flows. If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into various derivative or off-balance sheet arrangements, such as non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options, and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments or arrangements to mitigate commodity price changes. If we decide to use derivative arrangements in the future, they could have a significant impact, positive or negative, on our results of operations and cash flows.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The acquisition of Key and the related goodwill was accounted for under the provisions of SFAS No. 141 and 142.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Cimarex' results of operations and financial position has not been determined and is being evaluated.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. SFAS No. 144 will be applied prospectively and is effective beginning January 1, 2003 for Cimarex. We do not expect the adoption of SFAS No. 144 to have any impact on the financial position or results of operations of Cimarex.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We do not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations of Cimarex.

Future Trends

        As we move forward after the acquisition of Key, we anticipate exploration and development expenditures of approximately $25 to $30 million. The amount and allocation of our future capital expenditures depends on a number of factors, including the impact of gas and oil prices on available cash flow and investment opportunities, the availability of rigs, the availability of debt and equity capital, the availability of attractive drilling opportunities, the rate in which we evaluate these opportunities and our drilling success. We plan to fund these expenditures with cash provided by operating activities, supplemented by borrowings under our bank line of credit to the extent necessary.

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

        Any sustained weakness in gas and oil prices may affect our financial condition and results of operations, and may also reduce the amount of net gas and oil reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities and could cause us to record a reduction in the carrying value of our gas and oil properties.

Interest Rate Risk

        Our reported earnings will be impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At September 30, 2002, we had $36 million of debt outstanding at an average interest rate of 4.75 percent. The due date of these borrowings is October 2005. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. As the interest rate is variable and is reflective of current market conditions, the carrying value of our debt approximates its fair value.

ITEM 4—Controls and Procedures

        Within 90 days prior to the date of filing this report (the Evaluation Date), and with the participation of management, Cimarex' Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Cimarex' disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) to ensure that information required to be disclosed by Cimarex under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Cimarex' disclosure controls and procedures are effective.

        There were no significant changes in Cimarex' internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Litigation

        Cimarex is a defendant to claims of drainage of gas from two properties that it operates. This lawsuit is titled H.B. King, et al v. Helmerich & Payne, Inc., case no. CS-98-06012, and was filed on December 22, 1998 in the District Court of Tulsa County, Oklahoma. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640 acre spacing units. The plaintiffs allege that the two units have suffered approximately 12 Bcf of gross gas drainage. Although the plaintiffs have not specified in their pleadings the amount of damages alleged, the plaintiffs have orally stated that the royalty owner class has sustained actual damages of approximately $6.2 million exclusive of interest and costs. Cimarex estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $1.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. Cimarex believes that its liability, if any, should not exceed its working interest share of any actual damages attributable to the alleged drainage. In the event that Cimarex is held liable for the full amount of any actual damages, Cimarex will seek contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:
2.1	Agreement and Plan of Merger, dated as of February 23, 2002, among Helmerich & Payne, Inc., Cimarex Energy Co., Mountain Acquisition Co. and Key Production Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-87948, filed with the SEC on May 9, 2002).
3.1
Amended and Restated Certificate of Incorporation of Cimarex Energy Co. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-87948, filed with the SEC on May 9, 2002).
3.2	By-laws of Cimarex Energy Co. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, registration no. 333-87948, filed with the SEC on May 9, 2002).
10.1
Credit Agreement, dated October 2, 2002, among Cimarex Energy Co., the lenders party thereto, Bank One, NA, as Administrative Agent, Royal Bank of Canada, as Co-Documentation Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.
10.2
Distribution Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-87948, filed with the SEC on May 9, 2002).
99.1	Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K:

    On September 30, 2002, the Company filed a report on Form 8-K. The Form 8-K announced the acquisition of the common stock of Key Production Company, Inc. and the change of the Company's fiscal year from September 30 to December 31, effective September 30, 2002.

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

November 14, 2002

Cimarex Energy Co.

/s/ PAUL KORUS Paul Korus Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DAVID W. HONEYFIELD David W. Honeyfield Controller and Chief Accounting Officer (Principal Accounting Officer)

        I, F.H. Merelli, certify that:

        1.    I have reviewed this report on Form 10-Q of Cimarex Energy Co.;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ F.H. MERELLI Name: F.H. Merelli Title: Chairman of the Board, President and Chief Executive Officer

        I, Paul Korus, certify that:

        1.    I have reviewed this report on Form 10-Q of Cimarex Energy Co.;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PAUL KORUS Name: Paul Korus Title: Vice President, Chief Financial Officer and Treasurer

QuickLinks

Table of Contents
PART I
  ITEM 1—Financial Statements
CIMAREX ENERGY CO. Consolidated Balance Sheets (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Operations (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Cash Flows (Unaudited)
CIMAREX ENERGY CO. Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2002 (Unaudited)
CIMAREX ENERGY CO. Notes to Consolidated Financial Statements September 30, 2002 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4—Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1—Legal Proceedings
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE