Form 10-Q
period 2003-03-31
CIMAREX ENERGY CO
filed 2003-05-12
CIK 1168054

Use these links to rapidly review the document
CIMAREX ENERGY CO.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2003

Commission file No. 001-31446

CIMAREX ENERGY CO.
707 Seventeenth Street, Suite 3300
Denver, Colorado 80202-3404
(303) 295-3995

Incorporated in the State of Delaware	Employer Identification No. 45-0466694

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares Cimarex Energy Co. common stock outstanding as of March 31, 2003 was 41,512,899.

CIMAREX ENERGY CO.

        In this report, we use terms to discuss oil and gas producing activities as defined in Rule 4-10(a) of Regulation S-X. We express quantities of natural gas in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousands of barrels (MBbls) and millions of barrels (MMBbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe) or equivalent million cubic feet (MMcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Information relating to our working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I

ITEM 1 — FINANCIAL STATEMENTS

CIMAREX ENERGY CO.

Consolidated Balance Sheets
(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$17,231	$20,261
Receivables, net	73,870	58,276
Inventories	5,002	3,986
Deferred income taxes	1,988	2,073
Other current assets	3,913	2,949

Total current assets	102,004	87,545

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,214,064	1,172,488
Unproved properties and properties under development, not being amortized	20,570	23,941

	1,234,634	1,196,429
Less — accumulated depreciation, depletion and amortization	(680,343)	(665,711)

Net oil and gas properties	554,291	530,718

Fixed assets, net	11,107	6,849
Goodwill	45,940	45,836
Other assets, net	3,542	3,338

	$716,884	$674,286

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,441	$22,339
Accrued liabilities	29,793	21,892
Revenue payable	24,197	24,022

Total current liabilities	76,431	68,253

Long-term debt	5,000	32,000

Deferred income taxes	139,631	127,023

Other liabilities	16,423	2,130

Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,512,899 and 41,410,308 shares issued and outstanding, respectively	415	414
Paid-in capital	244,931	243,420
Unearned compensation	(10,555)	(10,814)
Retained earnings	244,608	211,860

	479,399	444,880

	$716,884	$674,286

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Revenues:
Gas sales	$70,203	$19,277
Oil sales	19,565	3,961
Marketing sales	46,625	11,482
Other	(9)	(145)

	136,384	34,575

Operating expenses:
Depreciation, depletion and amortization	21,117	8,697
Asset retirement obligation accretion	241	—
Marketing purchases	46,077	10,207
Production	6,988	4,282
Taxes other than income	7,171	2,364
General and administrative	4,067	2,084
Stock compensation	466	—
Financing costs —
Interest expense	422	168
Capitalized interest	(265)	—
Interest income	(29)	(89)

	86,255	27,713

Income before income tax expense and cumulative effect of a change in accounting principle	50,129	6,862
Income tax expense	18,986	2,604

Income before cumulative effect of a change in accounting principle	31,143	4,258
Cumulative effect of a change in accounting principle, net of tax	1,605	—

Net income	$32,748	$4,258

Earnings per share:
Basic —
Income before cumulative effect of a change in accounting principle	$0.75	$0.16
Cumulative effect of a change in accounting principle, net of tax	0.04	—

Net income	$0.79	$0.16

Diluted —
Income before cumulative effect of a change in accounting principle	$0.74	$0.16
Cumulative effect of a change in accounting principle, net of tax	0.04	—

Net income	$0.78	$0.16

Weighted average basic shares outstanding	41,479	26,591

Weighted average diluted shares outstanding	42,027	26,591

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(as reported)	(pro forma)
Pro forma amounts assuming new method of accounting for asset retirement obligations is applied retroactively
Net income	$31,143	$4,097
Earnings per share
Basic	$0.75	$0.15
Diluted	$0.74	$0.15

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$32,748	$4,258
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,117	8,697
Cumulative effect of a change in accounting principle, net of taxes	(1,605)	—
Deferred income taxes	12,136	2,512
Amortization of restricted stock	466	—
Income tax benefit related to stock options exercised	257	—
Other	436	241
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(15,460)	(398)
(Increase) decrease in inventories	(1,016)	947
Decrease in other current assets	(964)	(2,085)
Increase (decrease) in accounts payable	277	4,845
Increase (decrease) in accrued liabilities	5,414	(7,096)
Increase (decrease) in other non-current liabilities	27	16

Net cash provided by operating activities	53,833	11,937

Cash flows from investing activities:
Capital expenditures	(24,769)	(12,369)
Acquisition of proved oil and gas properties	(576)	—
Proceeds from sale of assets	47	—
Other capital expenditures	(5,210)	(276)
Restricted cash	(292)	—

Net cash used by investing activities	(30,800)	(12,645)

Cash flows from financing activities:
Payments on long-term debt	(27,000)	—
Change in amount due to Helmerich & Payne, Inc.	—	(1,522)
Common stock reacquired and retired	(1)	—
Proceeds from issuance of common stock	938	—

Net cash used by financing activities	(26,063)	(1,522)

Net change in cash and cash equivalents	(3,030)	(2,230)
Cash and cash equivalents at beginning of period	20,261	7,170

Cash and cash equivalents at end of period	$17,231	$4,940

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2003
(Unaudited)

	Common Stock
			Paid-in Capital	Unearned Compensation	Retained Earnings
	Shares	Amount
	(In thousands)
Balance, December 31, 2002	41,410	$414	$243,420	$(10,814)	$211,860
Net income	—	—	—	—	32,748
Issuance of restricted stock awards	16	—	318	(318)	—
Common stock reacquired and retired	—	—	(1)	—	—
Amortization of unearned compensation	—	—	—	577	—
Exercise of stock options, net of tax	87	1	937
Tax benefit related to stock options exercised	—	—	257	—	—

Balance, March 31, 2003	41,513	$415	$244,931	$(10,555)	$244,608

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

1.     Basis of Presentation

        The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company). We believe these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. Cimarex prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements and notes in our Form 10-K for the year ended December 31, 2002 filed on March 18, 2003.

        Cimarex was formed in February 2002 as a wholly-owned subsidiary of Helmerich & Payne, Inc. (H&P). In July 2002, H&P contributed its oil and gas exploration and production operations and the common stock of Cimarex Energy Services, Inc. (CESI), which is involved in natural gas marketing, to Cimarex. As a result of a dividend declared and paid by H&P on September 30, 2002, in the form of Cimarex common stock, Cimarex was spun-off and became a stand-alone Company. All par value, common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin-off.

        Also on September 30, 2002, Cimarex acquired 100 percent of the outstanding common stock of Key Production Company, Inc. (Key) in a tax-free exchange. Cimarex issued one share of its common stock for each share of Key common stock outstanding as of that date. The consolidated results of operations and cash flows subsequent to September 30, 2002 include the acquisition of Key.

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

2.     Stock Options

        Cimarex applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for all stock option grants and grants of restricted stock. No compensation cost has been recognized for stock options granted as the option prices are equal to the market price of the underlying common stock on the date of grant.

        Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation cost for Cimarex's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, Cimarex estimated the theoretical fair value of each stock option at the grant date by using the Black Scholes option-pricing model.

        Had compensation cost for the Cimarex plan been determined based on the fair value at the grant dates for awards to employees under the plan, consistent with the methodology of SFAS No. 123, Cimarex's pro forma net income would have been as indicated below. For periods prior to the spin-off of Cimarex and the issuance of Cimarex stock options in exchange for H&P options held by the employees of the Company, the pro forma compensation expense was determined based on estimated fair value of the H&P options issued (in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$32,748	$4,258
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(607)	(301)

Pro forma net income	$32,141	$3,957

Earnings per share:
Basic — as reported	$0.79	$0.16
Basic — pro forma	$0.77	$0.15
Diluted — as reported	$0.78	$0.16
Diluted — pro forma	$0.76	$0.15

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. There were no options granted in the quarters presented, accordingly the pro forma stock option expense was calculated using the assumptions described in our Form 10-K for the year ended December 31, 2002.

        The following summary reflects the status of stock options granted to employees and directors as of March 31, 2003, and changes during the period:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2003	3,632,087	$14.14
Exercised	(86,673)	10.82
Forfeited/Expired	(9,567)	14.01

Outstanding as of March 31, 2003	3,535,847	$14.22	1,633,813

        The following table summarizes information about Cimarex stock options held by employees and directors at March 31, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$5.63 to $7.51	21,685	1.9 Years	$6.48	21,685	$6.48
$7.52 to $9.38	184,424	5.7 Years	7.91	184,424	7.91
$9.39 to $11.26	245,500	6.4 Years	9.69	245,500	9.69
$11.27 to $13.13	651,170	5.0 Years	11.63	562,405	11.63
$13.14 to $15.01	522,819	8.3 Years	13.84	218,265	13.61
$15.02 to $16.89	1,608,900	9.0 Years	16.29	186,563	15.20
$16.90 to $18.77	301,349	6.6 Years	17.54	214,971	17.65

3.     Acquisition of Key Production Company, Inc.

        On September 30, 2002, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange pursuant to which Key became a wholly-owned subsidiary of Cimarex. The acquisition of Key has been accounted for using the purchase method of accounting.

        Our consolidated balance sheets include the assets and liabilities of Key as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The final purchase price and the final allocation of the purchase price are subject to adjustment based on the actual fair value of current assets and liabilities, long-term liabilities and final tax basis. Key's final tax basis will not be determined until Key files its tax return for the tax period ending September 30, 2002. Any adjustment to the Key tax basis will be accounted for as an adjustment to goodwill. We expect that the purchase price will be finalized in the second quarter of 2003, upon completion of Key's final stand alone income tax return. The results of operations of Key are included in our consolidated statements of operations for the period since the acquisition on September 30, 2002.

        The following unaudited pro forma financial information presents the combined results of Cimarex and Key for the three months ended March 31, 2002, and was prepared as if the acquisition had occurred at the beginning of the period presented. Included in the pro forma results for the three months ended March 31, 2002 is $4.2 million of merger and severance related expenses incurred by Key. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

Three Months Ended March 31, 2002
Total revenues	$50,950
Net loss	$(239)
Basic and diluted loss per share	$(0.01)

4.     Long-Term Debt

        At March 31, 2003, Cimarex had $5.0 million outstanding under its three year $400 million Credit Agreement. This facility has a borrowing base of $275 million and Cimarex has elected a $200 million commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on borrowing base usage. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, also depending on borrowing base usage. The credit facility is secured by mortgages on the Company's oil and gas properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants and is in compliance with all such covenants as of March 31, 2003.

5.     Income Taxes

        Federal income tax expense for the three months ended March 31, 2003 and March 31, 2002 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due primarily to the effect of state income taxes and percentage depletion.

        The final determination of Cimarex tax basis will not be known until H&P files its tax return for its fiscal year end September 30, 2002, based on the terms of the tax sharing agreement between H&P and Cimarex. Any adjustment to the Cimarex tax basis will be accounted for as a dividend to or contribution from H&P. As a result of the merger with Cimarex, Key's final tax basis will not be determined until Key files its tax return for the tax period ending September 30, 2002. Any adjustment to the Key tax basis will be accounted for as an adjustment to goodwill. Both the Cimarex and Key tax returns for the period ending September 30, 2002 are expected to be filed during second quarter 2003. Any adjustment to the tax basis will be made during the second quarter.

        Income tax expense consisted of the following for the three months ended March 31, (in thousands):

	2003	2002
Current taxes:
Federal	$5,899	$—
State	951	—

	6,850	—
Deferred taxes	12,136	2,604

	$18,986	$2,604

6.     Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$169	$682
Income taxes (net of refunds received)	$256	$60

7.     Earnings Per Share

        The calculations of basic and diluted net earnings per common share is presented below:

	Three Months Ended March 31,
	2003	2002
Income before cumulative effect of a change in accounting principle	$31,143	4,258
Cumulative effect of a change in accounting principle	1,605	—

Net income available to common stockholders for basic and diluted	$32,748	$4,258

Basic weighted-average shares outstanding	41,479	26,591
Incremental shares from assumed exercise of stock options	548	—

Diluted weighted-average shares outstanding	42,027	26,591

Basic:
Before cumulative effect of a change in accounting principle	$0.75	$0.16
Cumulative effect of a change in accounting principle	0.04	—

Earnings per share	$0.79	$0.16

Diluted:
Before cumulative effect of a change in accounting principle	$0.74	$0.16
Cumulative effect of a change in accounting principle	0.04	—

Earnings per share	$0.78	$0.16

        As of March 31, 2003, there were 3,535,847 stock options outstanding, 1,633,813 of which were vested and exercisable for purposes of the diluted calculation. All stock options were considered potentially dilutive securities for the three months ended March 31, 2003. There were no potentially dilutive securities outstanding for the three months ended March 31, 2002.

8.     Segment Information

        Cimarex operates in the oil and gas industry, and is comprised of an exploration and production segment and a natural gas marketing segment. Exploration and production activities are conducted primarily in Oklahoma, Kansas, Texas and Louisiana. The natural gas marketing segment markets most of the natural gas produced by the exploration and production segment as well as natural gas produced by third parties.

        Summarized financial information of Cimarex' reportable segments for the three months ended March 31, 2003 and 2002 is shown in the following table:

	External Sales	Operating Profit	Depreciation, Depletion and Amortization	Total Assets	Additions to Long- Lived Assets
	(In thousands)
Three Months Ended March 31, 2003:
Exploration and Production	$89,768	$50,008	$21,065	$682,931	$38,508*
Natural Gas Marketing	46,625	258	52	33,953	273

Total	$136,393	$50,266	$21,117	$716,884	$38,781

Three Months Ended March 31, 2002:
Exploration and Production	$23,238	$6,108	$8,649	$234,305	$12,567
Natural Gas Marketing	11,482	978	48	19,550	78

Total	$34,720	$7,086	$8,697	$253,855	$12,645

*
Includes $10.6 million addition related to the adoption of SFAS No. 143.

        The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended March 31,
	2003	2002
Segment operating profit, including depreciation, depletion and amortization	$50,266	$7,086
Unallocated amounts:
Other revenue (expense)	(9)	(145)
Interest expense, net	(128)	(79)

Income before income taxes and cumulative effect of a change in accounting principle	$50,129	$6,862

9.     Commitments and Contingencies

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

        Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate. We are also party to certain litigation as plaintiffs that could result in potential gains of between $1.5 million to $2.5 million, net to our interest.

  Parental Guarantees

        As of March 31, 2003, Cimarex had approximately $7.0 million of parental guarantees outstanding. These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties.

10.   New Accounting Standards

        On January 1, 2003, Cimarex adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

        The adoption of the Statement resulted in our recording an increase to the full cost pool of approximately $10.5 million, a decrease to accumulated depreciation, depletion and amortization of approximately $5.9 million, an increase to long-term liabilities for plugging and abandonment costs of approximately $13.8 million, an increase to the deferred tax liability of approximately $1.0 million and income reported as a cumulative effect of a change in accounting principle of approximately $1.6 million, net of income taxes of $1.0 million. On a pro forma basis, the asset retirement obligation would have been approximately $12.6 million as of January 1, 2002.

        The following table reflects the components of the change in the carrying amount of the asset retirement obligation from January 1, 2003 to March 31, 2003 (in thousands):

Initial adoption amount as of January 1, 2003	$13,784
Liabilities incurred in the current period	302
Liabilities settled in the current period	(120)
Accretion expense	241

Balance of March 31, 2003	$14,207

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Throughout this Form 10-Q, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements include, among others, statements concerning Cimarex's outlook with regard to timing and amount of future production of oil and gas, price realizations, amounts, nature and timing of capital expenditures for exploration and development, plans for funding operations and capital expenditures, drilling of wells, operating costs and other expenses, marketing of oil and gas and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

        These risks and uncertainties include, but are not limited to, fluctuations in the price Cimarex receives for its oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates. In addition, exploration and development opportunities pursued by Cimarex may not result in productive oil and gas properties. There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. These and other risks and uncertainties affecting Cimarex are discussed in greater detail in this report and in other filings by Cimarex with the Securities and Exchange Commission.

Financial Results

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Revenues	$136,384	$34,575
Net income	32,748	4,258
Per share — basic	0.79	0.16
Per share — diluted	0.78	0.16

Net Income

        We generated net income of $32.7 million, or $0.78 per diluted share, for the first quarter of 2003 compared with net income of $4.3 million, or $0.16 per diluted share, for the same quarter of 2002. Included in net income for the quarter ended March 31, 2003 is $1.6 million, or $0.04 per share, associated with the cumulative effect of a change in accounting principle required upon the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Excluding the impact of this cumulative effect adjustment, our net income would have been $31.1 million or $0.74 per diluted share. The increase in net income for the three months ended March 31, 2003 is primarily the result of increased oil and gas prices and higher production volumes attributed to the acquisition of Key on September 30, 2002.

        Information about oil and gas sales, production volumes and prices are presented in the following table:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands or as indicated)
Gas sales	$70,203	$19,277
Oil sales	19,565	3,961

Total oil and gas sales	$89,768	$23,238

Total gas volume — Mcf	12,196,911	9,527,036
Gas volume — MMcf per day	135.5	105.9
Gas price — per Mcf	$5.76	$2.02
Total oil volume — barrels	649,121	181,667
Oil volume — barrels per day	7,212	2,019
Oil price — per barrel	$30.14	$21.80

        First quarter 2003 oil and gas sales increased $66.5 million, or 286 percent, to $89.8 million. Compared to a year earlier, gas sales increased $50.9 million and oil sales increased $15.6 million. Combined oil and gas volumes during the three month period ended March 31, 2003 were 178.8 MMcfe per day, a 52 percent increase from 118.0 MMcfe per day produced during the first quarter of 2002. Gas prices increased 185 percent to $5.76 per Mcf and oil realizations jumped 38 percent to $30.14 per Bbl. Included in our 2003 production volumes are 41.1 MMcf per day and 5,021 barrels per day from the acquisition of Key.

        First quarter 2003 gas sales increased by $50.9 million, or 264 percent, to $70.2 million from $19.3 million in the same quarter of 2002. Daily gas production increased 28 percent to 135.5 MMcf versus 105.9 MMcf in the first quarter of 2002. Higher gas volumes resulted from the inclusion of 41.1 MMcf per day from Key, together with drilling results, and are offset by natural production declines in wells we owned in 2002. These increased production volumes resulted in a $5.4 million increase in sales, and sales increased $45.5 million as the result of higher gas prices. The average realized gas price for the first quarter of 2003 was $5.76 per Mcf, compared to $2.02 per Mcf during the same three months of 2002.

        First quarter oil sales of $19.6 million increased from $4.0 million in the same period of 2002. Oil production increased 257 percent and generated $10.2 million of incremental sales. Higher oil prices further enhanced revenues by $5.4 million. We produced an average of 7,212 barrels per day in the first quarter of 2003 compared to 2,019 barrels per day in the first quarter of 2002. The most significant increase in the volumes was the 5,021 barrels per day from the acquisition of Key. Oil prices averaged $30.14 per barrel in the first quarter of 2003 versus $21.80 per barrel in the first quarter of 2002.

        As the prices for oil and gas change, the components of our oil and gas sales fluctuate. In the quarter ended March 31, 2003, our revenues came from the following product mix: 78 percent gas and 22 percent oil. This compares to 83 percent gas and 17 percent oil in the first three months of 2002. On a volumetric basis, we produced 76 percent gas and 24 percent oil in 2003 and 90 percent gas and 10 percent oil in 2002.

        The prices we receive reflect the impact of market forces, which are influenced by many factors, including: geopolitical events, economic growth, Organization of Petroleum Exporting Countries policies, weather, electricity demand and others. We have not entered into any derivative contracts or hedges with respect to our production.

        Gas marketing revenues increased to $46.6 million for the first quarter of 2003 compared to $11.5 million a year earlier. Gas marketing purchases for the three months ended March 31, 2003 were $46.1 million versus $10.2 million for the three months ended March 31, 2002. These increases are due almost exclusively to the higher gas prices in 2003.

Costs and Expenses

        Depreciation, depletion and amortization expense (DD&A) increased 143 percent between the first quarters of 2002 and 2003. On a unit of production basis, DD&A for oil and gas properties was $1.28 per Mcfe in the first quarter of 2003 compared to $0.82 per Mcfe for the same period in 2002. The increases are a result of a larger asset base following the acquisition of Key and higher costs for reserves added. Fixed asset depreciation of $0.5 million was higher than the comparable quarter by $0.2 million.

        The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or if we have substantial downward revisions in our estimated proved reserves. Based on oil and gas prices in effect on March 31, 2003, we were not required to record a full cost ceiling write-down. Because of the volatility of oil and gas prices, we may be required to record a ceiling test write-down in future periods.

        Our production costs increased 63 percent between the first quarter of 2003 and the same period of 2002. On a unit of production basis, first quarter production costs increased to $0.43 per Mcfe in 2003 from $0.40 per Mcfe in 2002. The per unit increase is owing to the change in the product mix; oil wells (acquired from Key) cost more to operate on a per unit basis because of additional pumping and electricity charges.

        Taxes other than income for the first quarter of 2003 increased 203 percent to $7.2 million from $2.4 million last year. Taxes other than income for 2003 equates to 8.0 percent of oil and gas sales, or $0.45 per Mcfe. This compares to 10.2 percent of oil and gas sales, or $0.22 per Mcfe, in 2002. The increase on a per unit basis is the result of the 286 percent increase in oil and gas sales stemming from higher product prices.

        General and administrative expense (G&A) increased 95 percent between the first quarters of 2002 and 2003. On a unit basis, first quarter 2003 G&A increased to $0.25 per Mcfe compared to $0.20 per Mcfe a year earlier. The increase is attributable to the larger organization resulting from the Key acquisition, integration costs and establishing an acquisition group.

        Income tax expense totaled $19.0 million for the first three months of 2003 versus $2.6 million for the same period in 2002. Tax expense was calculated using a combined Federal and state effective income tax rate of 38 percent in 2003 and 2002, adjusted for items that are deductible solely for income tax purposes. We estimate that $6.9 million of our 2003 income tax expense is current.

Cash Flow and Liquidity

        We primarily need cash to fund exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to our oil and gas operations. Our primary source of liquidity is the cash flow generated from operating activities. The prices we receive for future oil and gas sales and the level of production will significantly impact future cash flows from operating activities. No prediction can be made as to the oil and gas prices we will receive in the future. Production volumes will be dependent upon, among other things, the amount of future capital expenditures (which are also dependent on product prices), the outcome of new wells that will be drilled in the future, and potential acquisitions of producing properties. Strategically, Cimarex plans to grow its production volumes through a moderate risk-drilling program, supplemented from time to time by acquisitions.

        Cash flows provided by operations for the three months ended March 31, 2003 were $53.8 million compared to $11.9 million for the same period in 2002. The $41.9 million increase was the result of higher prices and production in 2003 compared to 2002.

        Cash flows used in investing activities for the three months ended March 31, 2003 were $30.8 million compared to $12.6 million for the same period of 2002. The $18.2 million increase was due to an increased capital expenditure program resulting from the expanded post-merger exploration program of the combined company.

        Cash flows used by financing activities for the three months ended March 31, 2003 were $26.1 million versus $1.5 million in the same period of 2002. The most significant item that occurred in the first quarter of 2003 was the repayment of $27 million of our long-term facility afforded by the relatively higher oil and gas prices in this quarter.

        At March 31, 2003, we had commitments on oil and gas wells approved for drilling or in the process of being drilled at March 31, 2003 of approximately $5.8 million. We also had lease commitments for office space totaling $1.3 million and $1.7 million for the remainder of 2003 and 2004, respectively. All of these commitments are routine and were made in the normal course of our business. We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities.

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

        Significant estimates with regard to our consolidated financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows. Each quarter end, proved oil and gas reserve quantities are based on estimates prepared by Cimarex's engineers, in accordance with guidelines established by the SEC. Although we engaged Ryder Scott Company, L.P., independent petroleum engineers, to review our year end oil and gas reserve estimates associated with the majority of the value of our oil and gas reserves we perform all the analysis in-house on a quarterly basis. There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future oil and gas prices may vary significantly from the prices in effect at the time the estimates are made. The estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows can affect the charge for DD&A and the net carrying value of our oil and gas properties, as discussed below.

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

        In accordance with full cost accounting rules, we are subject to a limitation on the capitalized costs of our oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues (the "full cost ceiling limitation"). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. A full cost ceiling write-down is a non-cash charge to earnings. Moreover, the expense may not be reversed in future periods, even if higher oil and gas prices subsequently increase the full cost ceiling limitation. Based on oil and gas prices in effect on March 31, 2003, we were not required to record a full cost ceiling write-down.

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

        Cimarex recorded approximately $45.9 million of goodwill in conjunction with the purchase price allocation of the Key acquisition. Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangibles, requires us to assess the carrying value of the goodwill on an annual basis. We perform our annual assessment as of December 31 of each year. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of the commodity prices may cause more frequent assessments.

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

        Prior to the spin-off of Cimarex from H&P on September 30, 2002, Cimarex's operating results historically had been included in consolidated federal and state income tax returns filed by H&P. A tax sharing agreement exists between Cimarex and H&P to allocate and settle among themselves the consolidated tax liability on a shared company basis through September 30, 2002 (see Note 5 of the Consolidated Financial Statements).

        Cimarex recognizes revenues from oil and gas sales on the sales method with revenue recognized based on actual volumes of oil and gas sold to purchasers.

Recent Accounting Pronouncements

        On January 1, 2003, Cimarex adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The adoption of the Statement resulted in our recording an increase to the full cost pool of approximately $10.5 million, a decrease to accumulated depreciation, depletion and amortization of approximately $5.9 million, an increase to long-term liabilities for plugging and abandonment costs of approximately $13.8 million, an increase to the deferred tax liability of approximately $1.0 million and income reported as a cumulative effect of a change in accounting principle of approximately $1.6 million, net of income taxes of $1.0 million.

Future Trends and Significant Events

        We continue to be on track to spend approximately $145 million on exploration and development for all of 2003. The amount and allocation of our future capital expenditures depends on a number of factors, including the impact of oil and gas prices on available cash flow and exploration economics, the availability of rigs, the availability of debt and equity capital, the availability of attractive drilling opportunities, and our capability to evaluate these opportunities. We plan to fund these expenditures with cash provided by operating activities, supplemented by borrowings under our bank line of credit to the extent necessary.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Oil and gas price realizations for the three months ended March 31, 2003 ranged from a monthly low of $4.56 per Mcf and $28.66 per Bbl, and a monthly high of $7.30 per Mcf and $31.90 per Bbl, respectively. It is impossible to predict future oil and gas prices with any degree of certainty.

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

Interest Rate Risk

        Our reported earnings will be impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At March 31, 2003, we had $5.0 million of debt outstanding at an average interest rate of 2.6 percent. In addition, we paid $0.2 million in commitment fees and incurred amortization of deferred financing costs of $0.1 million for the three months ended March 31, 2003. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. As the interest rate is variable and is reflective of current market conditions, the carrying value of our debt approximates its fair value.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  99.1
  Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to 18 U.S.C. Section 1350.

  99.2
  Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K:

  Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003 attaching a copy of Registrant's fourth quarter and year end financial and operating results under Item 9.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2003

CIMAREX ENERGY CO.
/s/ PAUL KORUS Paul Korus Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ PAUL KORUS Name: Paul Korus Title: Vice President, Chief Financial Officer and Treasurer