Form 10-Q
period 2003-06-30
CIMAREX ENERGY CO
filed 2003-08-11
CIK 1168054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2003

Commission File No. 001-31446

CIMAREX ENERGY CO.
707 Seventeenth Street, Suite 3300
Denver, Colorado 80202-3404
(303) 295-3995

Incorporated in the State of Delaware	Employer Identification No. 45-0466694

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares Cimarex Energy Co. common stock outstanding as of June 30, 2003 was 41,593,608.

CIMAREX ENERGY CO.

Table of Contents

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

PART I

ITEM 1—FINANCIAL STATEMENTS

CIMAREX ENERGY CO.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$47,490	$22,327
Receivables, net	56,267	58,276
Inventories	5,232	3,986
Deferred income taxes	2,217	2,073
Other current assets	3,533	2,949

Total current assets	114,739	89,611

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,238,546	1,172,488
Unproved properties and properties under development, not being amortized	28,240	23,941

	1,266,786	1,196,429
Less—accumulated depreciation, depletion and amortization	(700,664)	(665,711)

Net oil and gas properties	566,122	530,718

Fixed assets, net	11,348	6,849
Goodwill	44,852	45,836
Other assets, net	1,224	1,272

	$738,285	$674,286

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,255	$22,339
Accrued liabilities	34,611	21,892
Revenue payable	19,272	24,022

Total current liabilities	75,138	68,253

Long-term debt	—	32,000

Deferred income taxes	143,544	127,023

Other liabilities	17,074	2,130

Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,593,608 and 41,410,308 shares issued and outstanding, respectively	416	414
Paid-in capital	246,506	243,420
Unearned compensation	(9,987)	(10,814)
Retained earnings	265,594	211,860

	502,529	444,880

	$738,285	$674,286

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Gas sales	$57,205	$27,792	$127,408	$47,069
Oil sales	16,888	4,985	36,453	8,946
Marketing	25,027	13,184	71,652	24,666
Other	(57)	173	(66)	28

	99,063	46,134	235,447	80,709

Operating expenses:
Depreciation, depletion and amortization	20,887	9,290	42,004	17,987
Asset retirement obligation accretion	255	—	496	—
Marketing	24,794	13,060	70,871	23,267
Production	8,155	3,374	15,143	7,656
Taxes other than income	6,147	3,263	13,318	5,627
General and administrative	4,072	1,085	8,139	3,169
Stock compensation	436	—	902	—
Financing costs—
Interest expense	274	(86)	696	82
Capitalized interest	(39)	—	(304)	—
Interest income	(53)	(27)	(82)	(116)

	64,928	29,959	151,183	57,672

Income before income tax expense and cumulative effect of a change in accounting principle	34,135	16,175	84,264	23,037
Income tax expense	13,095	6,331	32,081	8,935

Income before cumulative effect of a change in accounting principle	21,040	9,844	52,183	14,102
Cumulative effect of a change in accounting principle, net of tax	—	—	1,605	—

Net income	$21,040	$9,844	$53,788	$14,102

Earnings per share:
Basic—
Income before cumulative effect of a change in accounting principle	$0.51	$0.37	$1.26	$0.53
Cumulative effect of a change in accounting principle, net of tax	—	—	0.04	—

Net income	$0.51	$0.37	$1.30	$0.53

Diluted—
Income before cumulative effect of a change in accounting principle	$0.50	$0.37	$1.24	$0.53
Cumulative effect of a change in accounting principle, net of tax	—	—	0.04	—

Net income	$0.50	$0.37	$1.28	$0.53

Weighted average basic shares outstanding	41,545	26,591	41,512	26,591

Weighted average diluted shares outstanding	42,246	26,591	42,142	26,591

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(as reported)	(pro forma)	(as reported)	(pro forma)
	(In thousands, except per share data)
Pro forma amounts assuming new method of accounting for asset retirement obligations is applied retroactively
Net income	$21,040	$9,686	$52,183	$13,783
Earnings per share
Basic	$0.51	$0.36	$1.26	$0.52
Diluted	$0.50	$0.36	$1.24	$0.52

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$53,788	$14,102
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,004	17,987
Cumulative effect of a change in accounting principle, net of taxes	(1,605)	—
Deferred income taxes	17,727	8,362
Asset retirement obligation accretion	496	—
Amortization of restricted stock	902	—
Income tax benefit related to stock options exercised	673	—
Other	16	218
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	2,009	(7,692)
(Increase) decrease in inventories	(1,246)	1,054
Increase in other current assets	(584)	(1,444)
Increase (decrease) in accounts and revenue payables	(6,087)	2,864
Increase (decrease) in accrued liabilities	11,453	(5,237)
Increase (decrease) in other non-current liabilities	(248)	3

Net cash provided by operating activities	119,298	30,217

Cash flows from investing activities:
Capital expenditures	(56,269)	(25,451)
Acquisition of proved oil and gas properties	(2,169)	—
Proceeds from sale of assets	164	—
Other capital expenditures	(5,887)	(1,164)

Net cash used by investing activities	(64,161)	(26,615)

Cash flows from financing activities:
Payments on long-term debt	(32,000)	—
Change in amount due to Helmerich & Payne, Inc.	—	(7,589)
Common stock reacquired and retired	(5)	—
Proceeds from issuance of common stock	2,031	—

Net cash used by financing activities	(29,974)	(7,589)

Net change in cash and cash equivalents	25,163	(3,987)
Cash and cash equivalents at beginning of period	22,327	7,170

Cash and cash equivalents at end of period	$47,490	$3,183

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2003
(Unaudited)

	Common Stock
			Paid-in Capital	Unearned Compensation	Retained Earnings
	Shares	Amount
	(In thousands)
Balance, December 31, 2002	41,410	$414	$243,420	$(10,814)	$211,860
Net income	—	—	—	—	53,788
Issuance of restricted stock awards	28	—	576	(576)	—
Common stock reacquired and retired	(15)	—	(258)	229	—
Amortization of unearned compensation	—	—	—	1,174	—
Exercise of stock options, net of tax	171	2	2,029	—	—
Acceleration of vesting	—	—	66	—	—
Net distribution to Helmerich & Payne, Inc.	—	—	—	—	(54)
Tax benefit related to stock options exercised	—	—	673	—	—

Balance, June 30, 2003	41,594	$416	$246,506	$(9,987)	$265,594

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

1.     Basis of Presentation

        The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company). We believe these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. Cimarex prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$21,040	$9,844	$53,788	$14,102
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(592)	(301)	(1,199)	(602)

Pro forma net income	$20,448	$9,543	$52,589	$13,500

Earnings per share:
Basic—as reported	$0.51	$0.37	$1.30	$0.53
Basic—pro forma	$0.49	$0.36	$1.27	$0.51
Diluted—as reported	$0.50	$0.37	$1.28	$0.53
Diluted—pro forma	$0.48	$0.36	$1.25	$0.51

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

        The following summary reflects the status of stock options granted to employees and directors as of June 30, 2003, and changes during the period:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2003	3,632,087	$14.14
Exercised	(170,759)	11.89
Forfeited/Expired	(39,867)	16.02

Outstanding as of June 30, 2003	3,421,461	$14.23	1,557,700

        The following table summarizes information about Cimarex stock options held by employees and directors at June 30, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$5.63 to $7.51	18,285	1.8 Years	$6.49	18,285	$6.49
$7.52 to $9.38	180,172	5.4 Years	7.91	180,172	7.91
$9.39 to $11.26	235,500	6.2 Years	9.69	235,500	9.69
$11.27 to $13.13	629,911	4.7 Years	11.62	541,146	11.62
$13.14 to $15.01	513,253	8.0 Years	13.84	213,483	13.60
$15.02 to $16.89	1,550,431	8.9 Years	16.30	161,583	15.20
$16.90 to $18.77	293,909	6.4 Years	17.55	207,531	17.66

3.     Acquisition of Key Production Company, Inc.

        On September 30, 2002, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange pursuant to which Key became a wholly-owned subsidiary of Cimarex. The acquisition of Key has been accounted for using the purchase method of accounting.

        Our consolidated balance sheets include the assets and liabilities of Key as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The final purchase price and the final allocation of the purchase price are subject to adjustment based on the actual fair value of current assets and liabilities, and long-term liabilities. Key's final tax basis has been determined during the quarter ended June 30, 2003 and was $3.9 million more than originally estimated. The increase in tax basis was accounted for at the salutatory tax rate of 38% and resulted in a decrease in goodwill of $1.5 million. The results of operations of Key are included in our consolidated statements of operations for the period since the acquisition on September 30, 2002.

        The following unaudited pro forma financial information presents the combined results of Cimarex and Key for the three and six months ended June 30, 2002, and was prepared as if the acquisition had occurred at the beginning of the period presented. Included in the pro forma results for the three and six months ended June 30, 2002 is $0.7 million and $5.1 million, respectively, of merger and severance related expenses incurred by Key. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(In thousands, except per share amounts)
Total revenues	$54,683	$105,633
Net income	$11,836	$11,597
Basic and diluted loss per share	$0.29	$0.28

4.     Asset Retirement Obligations

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

        The adoption of the Statement resulted in our recording an increase to the full cost pool of approximately $10.5 million, a decrease to accumulated depreciation, depletion and amortization of approximately $5.9 million, an increase to long-term liabilities for plugging and abandonment costs of approximately $13.8 million, an increase to the deferred tax liability of approximately $1.0 million and income reported as a cumulative effect of a change in accounting principle of approximately $1.6 million net of income taxes of $1.0 million. On a pro forma basis, the asset retirement obligation would have been approximately $12.6 million as of January 1, 2002.

        The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2003 (in thousands):

Initial adoption amount as of January 1, 2003	$13,784
Liabilities incurred in the current period	575
Liabilities settled in the current period	(187)
Accretion expense	496

Balance as of June 30, 2003	$14,668

5.     Long-Term Debt

        At June 30, 2003, Cimarex had no debt outstanding under its three year $400 million Credit Agreement. This facility has a borrowing base of $275 million and Cimarex has elected a $200 million commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on borrowing base usage. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, also depending on borrowing base usage. The credit facility is secured by mortgages on the Company's oil and gas properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants and is in compliance with all such covenants as of June 30, 2003.

6.     Income Taxes

        Federal income tax expense for the three and six months ended June 30, 2003 and 2002 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due primarily to the effect of state income taxes and percentage depletion.

        A final determination of Cimarex's tax basis has been made resulting in a reduction in tax basis of $0.1 million. The adjustment was accounted for at the statutory tax rate of 38% and resulted in a distribution to Helmerich & Payne, Inc. in retained earnings of $0.1 million.

        Key's final tax basis has been determined resulting in an increase of $3.9 million from the original estimate made at the time of the merger with Cimarex. The increase was accounted for at the statutory tax rate of 38% and resulted in a decrease in goodwill of $1.5 million.

        Income tax expense consisted of the following for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Current taxes:
Federal	$6,629	$—	$12,528	$—
State	875	3	1,826	3

	7,504	3	14,354	3
Deferred taxes	5,591	6,328	17,727	8,932

	$13,095	$6,331	$32,081	$8,935

7.     Supplemental Disclosure of Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$238	$117	$407	$799
Income taxes (net of refunds received)	$4,519	$—	$4,775	$60

8.     Earnings Per Share

        The calculations of basic and diluted net earnings per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income before cumulative effect of a change in accounting principle	$21,040	9,844	$52,183	$14,102
Cumulative effect of a change in accounting principle	—	—	1,605	—

Net income available to common stockholders for basic and diluted	$21,040	$9,844	$53,788	$14,102

Basic weighted-average shares outstanding	41,545	26,591	41,512	26,591
Incremental shares from assumed exercise of stock options	701	—	630	—

Diluted weighted-average shares outstanding	42,246	26,591	42,142	26,591

Basic:
Before cumulative effect of a change in accounting principle	$0.51	$0.37	$1.26	$0.53
Cumulative effect of a change in accounting principle	—	—	0.04	—

Earnings per share	$0.51	$0.37	$1.30	$0.53

Diluted:
Before cumulative effect of a change in accounting principle	$0.50	$0.37	$1.24	$0.53
Cumulative effect of a change in accounting principle	—	—	0.04	—

Earnings per share	$0.50	$0.37	$1.28	$0.53

        As of June 30, 2003, there were 3,421,461 stock options outstanding, 1,557,700 of which were vested and exercisable for purposes of the diluted calculation. All stock options were considered potentially dilutive securities for the three and six months ended June 30, 2003. There were no potentially dilutive securities outstanding for the three and six months ended June 30, 2002.

9.     Segment Information

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

        Summarized financial information of Cimarex's reportable segments for the three and six months ended June 30, 2003 and 2002 is shown in the following table:

	External Sales	Operating Profit (Loss)	Depreciation, Depletion and Amortization	Total Assets	Additions to Long-Lived Assets
	(In thousands)
Three Months Ended June 30, 2003:
Exploration and Production	$74,093	$34,489	$20,833	$709,323	$36,000
Natural Gas Marketing	25,027	(115)	54	28,962	5

Total	$99,120	$34,374	$20,887	$738,285	$36,005

Three Months Ended June 30, 2002:
Exploration and Production	$32,777	$16,003	$9,255	$245,637	$12,569
Natural Gas Marketing	13,184	(113)	35	20,726	6

Total	$45,961	$15,890	$9,290	$266,363	$12,575

Six Months Ended June 30, 2003:
Exploration and Production	$163,861	$84,497	$41,898	$709,323	$74,508*
Natural Gas Marketing	71,652	143	106	28,962	278

Total	$235,513	$84,640	$42,004	$738,285	$74,786

Six Months Ended June 30, 2002:
Exploration and Production	$56,015	$22,111	$17,904	$245,637	$25,136
Natural Gas Marketing	24,666	865	83	20,726	84

Total	$80,681	$22,976	$17,987	$266,363	$25,220

*
Includes $11.1 million addition related to the accounting for SFAS No. 143.

        The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Segment operating profit, including depreciation, depletion and amortization	$34,374	$15,890	$84,640	$22,976
Unallocated amounts:
Other revenue (expense)	(57)	172	(66)	27
Interest expense, net	(182)	113	(310)	34

Income before income taxes and cumulative effect of a change in accounting principle	$34,135	$16,175	$84,264	$23,037

10.   Commitments and Contingencies

Litigation

        Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640-acre-spacing units. The plaintiffs allege that the two units have suffered approximately 20 Bcf of gross gas drainage. Cimarex denies that the drainage, if any, was in an amount that significant. The plaintiffs have stated that the royalty owner class has sustained actual damages of approximately $20 million exclusive of interest and costs. Cimarex estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $3.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. Cimarex believes that its liability, if any, should not exceed its working interest share of any actual damages attributable to the alleged drainage. As such, Cimarex is seeking contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

        Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate. We are also party to certain litigation as plaintiffs that could result in potential gains of between $2.0 million to $2.5 million, net to our interest.

Parental Guarantees

        As of June 30, 2003, Cimarex had approximately $18.8 million of parental guarantees outstanding. These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties.

11.   New Accounting Standards

        The Financial Accounting Standards Board (FASB) and representatives of the accounting staff of the Securities and Exchange Commission (SEC) are currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets to companies in the extractive industries, including oil and gas companies. The FASB and the SEC staff are considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures.

        Historically, Cimarex has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB and SEC staff determine that costs associated with mineral rights are required to be classified as intangible assets, a portion of our oil and gas property acquisition costs since the June 30, 2001 effective date of SFAS Nos. 141 and 142 would be separately classified on our balance sheets as intangible assets. Cimarex's results of operations would not be affected, however, since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. We do not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on our compliance with covenants under our debt agreements.

        In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have an impact on the financial position or results of operations of Cimarex.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have an impact on the financial position or results of operations of the Company.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The following is a discussion of Cimarex's financial operations for the three months and six months ended June 30, 2003 and 2002. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2002 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

Business Activities

        The Company is pursuing an active drilling program for 2003. During the first six months, 74 wells were drilled, with another 134 wells scheduled for the last half of the year.

        The majority of exploration and development activity in the first half of the year has been in the Mid-Continent region, mainly in the Anadarko basin of Oklahoma and the Hardeman basin of north Texas. The Company has drilled 59 wells in the region, with an additional 100 wells forecasted to be drilled during the second half of the year. The focus of this upcoming activity will include ongoing drilling in the Anadarko basin, acceleration of the program in the Hardeman area, and new projects in the Texas Panhandle and Mountain Front play in southern Oklahoma.

        The Company continues to be active in the Gulf Coast area, comprised of south Louisiana and coastal Texas, as well as the Mississippi Salt basin. To date, 13 wells have been drilled. An additional 22 wells are planned for this region during the second half of 2003.

        Cimarex's Western region is focusing on the Williston basin in North Dakota and Montana, and the Sacramento basin of California. Plans for the region anticipate the drilling of 12 wells during the second half of the year, versus 2 wells during the first half.

        In August, Cimarex has 14 drilling rigs working on Company operated properties. This compares to an average of 5 rigs during the first six months of 2003. The Company plans to average 12 operated rigs through the remainder of the year. The 134 additional wells to be drilled during the second half of 2003 should provide the opportunity for growth in proved reserves and production.

Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Revenues	$99,063	$46,134	$235,447	$80,709
Net income	21,040	9,844	53,788	14,102
Per share—basic	0.51	0.37	1.30	0.53
Per share—diluted	0.50	0.37	1.28	0.53

Net Income

        We generated net income of $21.0 million, or $0.50 per diluted share, for the second quarter of 2003 compared with net income of $9.8 million, or $0.37 per diluted share, for the same quarter of 2002. For the six months ended June 30, 2003, we generated net income of $53.8 million, or $1.28 per diluted share, compared to net income of $14.1 million or $0.53 per diluted share, for the same period in 2002. Included in net income for the six months ended June 30, 2003 is $1.6 million, or $0.04 per share, associated with the cumulative effect of a change in accounting principle required upon the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Excluding the impact of this cumulative effect adjustment, our net income would have been $52.2 million or $1.24 per diluted share. The increase in net income for the three and six months ended June 30, 2003 is primarily the result of increased oil and gas prices and higher production volumes attributed to the acquisition of Key on September 30, 2002.

        Information about oil and gas sales, production volumes and prices are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands or as indicated)
Gas sales	$57,205	$27,792	$127,408	$47,069
Oil sales	16,888	4,985	36,453	8,946

Total oil and gas sales	$74,093	$32,777	$163,861	$56,015

Total gas volume—Mcf	12,037,426	9,480,981	24,234,337	19,008,017
Gas volume—MMcf per day	132.3	104.2	133.9	105.0
Gas price—per Mcf	$4.75	$2.93	$5.26	$2.48
Total oil volume—barrels	605,141	187,428	1,254,262	369,095
Oil volume—barrels per day	6,650	2,060	6,930	2,039
Oil price—per barrel	$27.91	$26.60	$29.06	$24.24

        Second quarter 2003 oil and gas sales increased $41.3 million, or 126 percent, to $74.1 million. Compared to a year earlier, second quarter gas sales increased $29.4 million and oil sales increased $11.9 million. Combined oil and gas volumes during the three month period ended June 30, 2003 were 172.2 MMcfe per day, a 48 percent increase from 116.5 MMcfe per day produced during the second quarter of 2002. Gas prices jumped 62 percent to $4.75 per Mcf and oil realizations increased 5 percent to $27.91 per Bbl. Included in our second quarter 2003 production volumes are 37.6 MMcf per day and 4,052 barrels per day from the acquisition of Key.

        For the six months ended June 30, 2003, gas and oil sales increased by $107.9 million, or 193 percent, to $163.9 million from $56.0 million during the first six months of 2002. Gas sales increased $80.3 million and oil sales increased $27.5 million compared to the six months ended June 30, 2002. A 112 percent increase in realized gas prices and 27 percent higher volumes contributed to the increase in gas sales for the six months ended June 30, 2003 compared to the same period in 2002. Revenues from oil sales were impacted by a 20 percent increase in oil prices and a 240 percent increase in volumes. Combined gas and oil production volumes were 175.5 MMcfe per day in the first six months of 2003 versus 117.3 MMcfe per day in the comparable period of 2002. Included in the six month production volumes are 39.1 MMcf per day and 4,582 barrels per day from Key.

        Gas sales in the second quarter 2003 increased by $29.4 million, or 106 percent, to $57.2 million from $27.8 million in the same quarter of 2002. Daily gas production increased 27 percent to 132.3 MMcf versus 104.2 MMcf in the second quarter of 2002. Higher gas volumes resulted from the inclusion of 37.6 MMcf per day from Key, together with drilling results, and are offset by natural production declines in wells we owned in 2002. These increased production volumes resulted in a $7.5 million increase in sales, and sales increased $21.9 million as the result of higher gas prices. The average realized gas price for the second quarter of 2003 was $4.75 per Mcf, compared to $2.93 per Mcf during the same three months of 2002.

        Gas sales for the first six months of 2003 of $127.4 million were impacted by higher gas prices and production volumes. Gas prices increased to $5.26 per Mcf in 2003 from $2.48 per Mcf in 2002 causing a $67.4 million positive impact in sales. Gas production also increased to 133.9 MMcf per day for the first six months in 2003 from 105.0 MMcf per day in 2002.

        Second quarter oil sales of $16.9 million increased from $5.0 million in the same period of 2002. Oil production increased 223 percent and generated $11.1 million of incremental sales. Higher oil prices further enhanced revenues by $0.8 million. We produced an average of 6,650 barrels per day in the second quarter of 2003 compared to 2,060 barrels per day in the same period of 2002. The most significant increase in the volumes was the 4,052 barrels per day from the acquisition of Key. Oil prices averaged $27.91 per barrel in the second quarter of 2003 versus $26.60 per barrel in the same period of 2002.

        Oil sales increased $27.5 million to $36.5 million in the first six months of 2003 compared to $9.0 million in the same period of 2002. Average oil prices increased to $29.06 per barrel in 2003 from $24.24 per barrel in 2002, resulting in $6.0 million of the increase in sales. Oil production averaged 6,930 barrels per day, a 240 percent increase from the 2,039 barrels per day produced in 2002 as a result of 4,582 barrels per day from the acquisition of Key.

        As the prices for oil and gas change, the components of our oil and gas sales fluctuate. In the three and six months ended June 30, 2003, our revenues came from the following product mix: 77 percent gas and 23 percent oil and 78 percent gas and 22 percent oil, respectively. This compares to 85 percent gas and 15 percent oil in the second quarter of 2002 and 84 percent gas and 16 percent of oil in the six months ended June 30, 2002. On a volumetric basis, we produced 76 percent gas and 24 percent oil in 2003 and 90 percent gas and 10 percent oil in 2002.

        The prices we receive reflect the impact of market forces, which are influenced by many factors, including: geopolitical events, economic growth, Organization of Petroleum Exporting Countries policies, weather, electricity demand and others. We have not entered into any derivative contracts or hedges with respect to our production.

        Gas marketing revenues increased to $25.0 million for the second quarter of 2003 compared to $13.2 million a year earlier. Gas marketing purchases for the three months ended June 30, 2003 were

$24.8 million versus $13.1 million for the three months ended June 30, 2002. These increases are due almost exclusively to the higher gas prices in 2003.

        Gas marketing revenues for the six months ended June 30, 2003 were $71.7 million compared to $24.7 million for the six months ended June 30, 2002. Gas marketing purchases for the six months ended June 30, 2003 were $70.9 million and $23.3 million for the six months ended June 30, 2002. The increases are due to higher average gas prices in 2003 compared to 2002.

Costs and Expenses

        Depreciation, depletion and amortization expense (DD&A) on oil and gas properties increased 119 percent between the second quarters of 2002 and 2003. On a unit of production basis, DD&A for oil and gas properties was $1.30 per Mcfe in the second quarter of 2003 compared to $0.88 per Mcfe for the same period in 2002. The increases are a result of a larger asset base following the acquisition of Key and higher costs for reserves added. Fixed asset depreciation of $0.6 million was higher than the comparable quarter by $0.3 million.

        DD&A for the six months ended June 30, 2003 increased 134 percent to $1.29 per Mcfe compared to $0.85 per Mcfe for the same period in 2002. The increase is a result of a higher basis in our net oil and gas properties in 2003 as a result of the acquisition of Key. Fixed asset depreciation of $1.1 million increased slightly.

        The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or if we have substantial downward revisions in our estimated proved reserves. Based on oil and gas prices in effect on June 30, 2003, we were not required to record a full cost ceiling write-down. Because of the volatility of oil and gas prices, we may be required to record a ceiling test write-down in future periods.

        Our production costs increased 142 percent between the second quarter of 2003 and the same period of 2002. On a unit of production basis, second quarter production costs increased to $0.52 per Mcfe in 2003 from $0.32 per Mcfe in 2002. The per unit increase is owing to additional workover costs of $0.9 million and the change in the product mix; oil wells (acquired from Key) cost more to operate on a per unit basis because of additional pumping and electricity charges.

        For the six months ended June 30, 2003, production costs increased 98 percent between 2003 and 2002. Compared on a unit of production basis, year to date expenses increased to $0.48 per Mcfe in 2003 from $0.36 per Mcfe in 2002. The costs associated with new productive wells in 2003 together with the decrease in overall production and additional workover costs results in higher overall production and per Mcfe costs. The workovers performed in 2003 appear to be fairly successful.

        Taxes other than income for the second quarter of 2003 increased 88 percent to $6.1 million from $3.3 million last year. Taxes other than income for 2003 equates to 8.3 percent of oil and gas sales, or $0.39 per Mcfe. This compares to 9.9 percent of oil and gas sales, or $0.31 per Mcfe, in 2002. The increase on a per unit basis is the result of the 126 percent increase in oil and gas sales stemming from higher product prices and volumes.

        Taxes other than income for the first six months of 2003 were 8.1 percent of gas and oil sales compared to 10.0 percent of sales for 2002, or $0.42 per Mcfe and $0.27 per Mcfe, respectively. The increase on a per unit basis is the result of the 131 percent increase in gas and oil sales stemming from higher product prices. We believe that production, property and other taxes will average from eight to ten percent of gas and oil sales going forward.

        General and administrative expense (G&A) increased 275 percent between the second quarters of 2002 and 2003. On a unit basis, second quarter 2003 G&A increased to $0.26 per Mcfe compared to $0.10 per Mcfe a year earlier. The increase is attributable to the larger organization resulting from the

Key acquisition, integration costs and establishing an acquisition group. G&A for the first six months of 2003 increased 157 percent to $0.26 per Mcfe compared to $0.15 in 2002.

        Income tax expense totaled $13.1 million and $32.1 million for the three and six months ended June 30, 2003 versus $6.3 million and $8.9 million for the same periods in 2002, respectively. Tax expense was calculated using a combined Federal and state effective income tax rate of 38 percent in 2003 and 2002, adjusted for items that are deductible solely for income tax purposes. We estimate that $14.4 million of our 2003 income tax expense is current.

Liquidity and Capital Resources

        We primarily need cash to fund exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to our oil and gas operations. A primary source of liquidity is the cash flow generated from operating activities. The prices we receive for future oil and gas sales and the level of production will significantly impact future cash flows from operating activities. No prediction can be made as to the oil and gas prices we will receive in the future. Production volumes will be dependent upon, among other things, the amount of future capital expenditures (which are also dependent on product prices), the outcome of new wells that will be drilled in the future, and potential acquisitions of producing properties. Strategically, Cimarex plans to grow its oil and gas reserves and production volumes prudently, by taking advantage of its strong asset base through a moderate risk-drilling program, supplemented from time to time by acquisitions.

        Cash flows provided by operating activities for the six months ended June 30, 2003 were $119.3 million compared to $30.2 million for the same period in 2002. The $89.1 million increase was the result of higher prices and production in 2003 compared to 2002.

        Cash flows used in investing activities for the six months ended June 30, 2003 were $64.2 million compared to $26.6 million for the same period of 2002. The $37.6 million increase was due to an increased capital expenditure program resulting from the expanded post-merger exploration program of the combined company.

        Cash flows used by financing activities for the six months ended June 30, 2003 were $30.0 million versus $7.6 million in the same period of 2002. The most significant item that occurred in the first six months of 2003 was the repayment of $32 million of our long-term facility afforded by the relatively higher oil and gas prices in 2003.

        In addition to the cash flow generated from operating activities, Cimarex also has access to funds available through its credit facility. At June 30, 2003, Cimarex had no debt outstanding under its three year $400 million Credit Agreement. This facility has a borrowing base of $275 million and Cimarex has elected a $200 million commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on borrowing base usage. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, also depending on borrowing base usage. The credit facility is secured by mortgages on the Company's oil and gas properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants and is in compliance with all such covenants as of June 30, 2003.

        At June 30, 2003, the Company had commitments on oil and gas wells approved for drilling or in the process of being drilled at June 30, 2003 of approximately $13.0 million. We also had lease commitments for office space totaling $0.8 million and $1.7 million for the remainder of 2003 and 2004, respectively. All of these commitments are routine and were made in the normal course of our business. We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities.

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

        In accordance with full cost accounting rules, we are subject to a limitation on the capitalized costs of our oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues (the "full cost ceiling limitation"). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. A full cost ceiling write-down is a non-cash charge to earnings. Moreover, the expense may not be reversed in future periods, even if higher oil and gas prices subsequently increase the full cost ceiling limitation. Based on oil and gas prices in effect on June 30, 2003, we were not required to record a full cost ceiling write-down.

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

        Cimarex recorded approximately $44.9 million of goodwill in conjunction with the purchase price allocation of the Key acquisition. Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangibles, requires us to assess the carrying value of the goodwill on an annual basis. We perform our annual assessment as of December 31 of each year. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of the commodity prices may cause more frequent assessments.

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

Recent Accounting Pronouncements

        In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have an impact on the financial position or results of operations of Cimarex.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have an impact on the financial position or results of operations of the Company.

Future Trends and Significant Events

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

        First half 2003 capital expenditures for exploration and development totaled $59.5 million, or 40.0 percent of total estimated annual expenditures of $150-$155 million. The beginnings of the drilling program were slower than originally anticipated. As such, though the projects and potential reserves remain in place, forecasted oil and gas production volumes for 2003 need to be revised. Second quarter aggregate production averaged 172.2 MMcfe per day, comprised of 132.3 MMcf per day of gas and 6,650 barrels of oil per day. Production for the third quarter should total 170-175 MMcfe per day, with fourth quarter production averaging 175-185 MMcfe per day.

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

        Oil and gas price realizations for the six months ended June 30, 2003 ranged from a monthly average low of $4.52 per Mcf and $26.03 per Bbl, and a monthly high of $7.11 per Mcf and $31.12 per Bbl, respectively. It is impossible to predict future oil and gas prices with any degree of certainty.

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

Interest Rate Risk

        Our reported earnings will be impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At June 30, 2003, we had no debt outstanding having paid $27 million in the first quarter and another $5 million in the second quarter. For the outstanding debt during the six month period ended June 30, 2003, we realized an average interest rate of 2.62 percent. In addition, we paid $0.4 million in commitment fees and incurred amortization of deferred financing costs of $0.1 million for the six month period. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. As the interest rate is variable and is reflective of current market conditions, the carrying value of our debt will approximate its fair value.

ITEM 4—CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, with the participation of management, Cimarex's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Cimarex's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) to ensure that information required to be disclosed by Cimarex under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Cimarex's disclosure controls and procedures are effective.

        There were no significant changes in Cimarex's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following summarizes the votes at the Company's Annual Meeting of stockholders held on May 28, 2003:

        Election of Directors:

	For	Against
F.H. Merelli	37,633,659	448,810
Paul D. Holleman	37,521,312	561,157
Michael J. Sullivan	37,522,967	559,502

        Approval of 2002 Stock Incentive Plan:

For	Abstain	Against
33,410,246	882,941	3,789,282

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  10.1
  First Amendment to Credit Agreement, dated as of April 21, 2003, among Cimarex Energy Co., BankOne, NA, as Administrative Agent, and the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2002, file no. 001-31446).

  31.1
  Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  32.2
  Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K:

    Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2003 attaching a copy of Registrant's first quarter financial and operating results under Item 9.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2003

CIMAREX ENERGY CO.
/s/ PAUL KORUS Paul Korus Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ JAMES H. SHONSEY James H. Shonsey Chief Accounting Officer and Controller (Principal Accounting Officer)

QuickLinks

CIMAREX ENERGY CO. Table of Contents
PART I
  ITEM 1—FINANCIAL STATEMENTS
CIMAREX ENERGY CO. Consolidated Balance Sheets (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Operations (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Operations (Unaudited)
CIMAREX ENERGY CO. Consolidated Statements of Cash Flows (Unaudited)
CIMAREX ENERGY CO. Consolidated Statement of Stockholders' Equity For the Six Months Ended June 30, 2003 (Unaudited)
CIMAREX ENERGY CO. Notes to Consolidated Financial Statements June 30, 2003 (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE