Form 10-Q
period 2003-09-30
CIMAREX ENERGY CO
filed 2003-11-07
CIK 1168054

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2003

Commission File No. 001-31446

CIMAREX ENERGY CO.
707 Seventeenth Street, Suite 3300
Denver, Colorado 80202-3404
(303) 295-3995

Incorporated in the State of Delaware	Employer Identification No. 45-0466694

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares Cimarex Energy Co. common stock outstanding as of September 30, 2003 was 41,638,226.

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

PART I

ITEM 1—Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$56,858	$22,327
Receivables, net	56,510	58,276
Inventories	6,744	3,986
Deferred income taxes	1,741	2,073
Other current assets	3,533	2,949

Total current assets	125,386	89,611

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,268,952	1,172,488
Unproved properties and properties under development, not being amortized	43,325	23,941

	1,312,277	1,196,429
Less—accumulated depreciation, depletion and amortization	(722,693)	(665,711)

Net oil and gas properties	589,584	530,718

Fixed assets, net	11,617	6,849
Goodwill	44,967	45,836
Other assets, net	1,011	1,272

	$772,565	$674,286

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,160	$22,339
Accrued liabilities	38,574	21,892
Revenue payable	22,580	24,022

Total current liabilities	79,314	68,253

Long-term debt	—	32,000

Deferred income taxes	149,641	127,023

Other liabilities	17,830	2,130

Stockholders' equity:
Preferred stock, $0.01par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01par value, 100,000,000 shares authorized, 41,638,226 and 41,410,308 shares issued and outstanding, respectively	416	414
Paid-in capital	247,188	243,420
Unearned compensation	(9,959)	(10,814)
Retained earnings	288,135	211,860

	525,780	444,880

	$772,565	$674,286

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Gas sales	$59,956	$26,626	$187,364	$73,695
Oil sales	17,652	4,870	54,105	13,816
Marketing, gathering and transportation	34,337	20,222	105,989	44,888
Other	168	90	102	118

	112,113	51,808	347,560	132,517

Operating expenses:
Depreciation, depletion and amortization	22,672	10,158	64,676	28,145
Asset retirement obligation accretion	241	—	737	—
Marketing, gathering and transportation	34,192	19,339	105,063	42,606
Production	8,364	4,015	23,507	11,671
Taxes other than income	6,131	2,733	19,449	8,360
General and administrative	4,181	1,699	12,320	4,868
Stock compensation	448	—	1,350	—
Financing costs—
Interest expense	302	(12)	998	70
Capitalized interest	—	—	(304)	—
Interest income	(123)	(78)	(205)	(194)

	76,408	37,854	227,591	95,526

Income before income tax expense and cumulative effect of a change in accounting principle	35,705	13,954	119,969	36,991
Income tax expense	13,164	4,024	45,245	12,959

Income before cumulative effect of a change in accounting principle	22,541	9,930	74,724	24,032
Cumulative effect of a change in accounting principle, net of tax	—	—	1,605	—

Net income	$22,541	$9,930	$76,329	$24,032

Earnings per share:
Basic—
Income before cumulative effect of a change in accounting principle	$0.54	$0.37	$1.80	$0.90
Cumulative effect of a change in accounting principle, net of tax	—	—	0.04	—

Net income	$0.54	$0.37	$1.84	$0.90

Diluted—
Income before cumulative effect of a change in accounting principle	$0.53	$0.37	$1.77	$0.90
Cumulative effect of a change in accounting principle, net of tax	—	—	0.04	—

Net income	$0.53	$0.37	$1.81	$0.90

Weighted average basic shares outstanding	41,612	26,745	41,545	26,643

Weighted average diluted shares outstanding	42,297	26,749	42,195	26,644

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(as reported)	(pro forma)	(as reported)	(pro forma)
	(In thousands, except per share data)
Pro forma amounts assuming new method of accounting for asset retirement obligations is applied retroactively
Net income	$22,541	$9,781	$74,724	$23,564
Earnings per share
Basic	$0.54	$0.37	$1.80	$0.88
Diluted	$0.53	$0.37	$1.77	$0.88

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$76,329	$24,032
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	64,676	28,145
Cumulative effect of a change in accounting principle, net of taxes	(1,605)	—
Deferred income taxes	24,137	12,929
Asset retirement obligation accretion	737	—
Amortization of restricted stock	1,416	—
Income tax benefit related to stock options exercised	561	—
Other	236	(22)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	1,621	(2,480)
(Increase) decrease in inventories	(2,758)	1,199
(Increase) decrease in other current assets	(615)	1,326
Increase (decrease) in accounts and revenue payables	(5,740)	4,700
Increase in accrued liabilities	12,308	1,944
Decrease in other non-current liabilities	(143)	(144)

Net cash provided by operating activities	171,160	71,629

Cash flows from investing activities:
Capital expenditures	(97,896)	(45,918)
Acquisition of proved oil and gas properties	(2,531)	—
Cash cost of acquisition	—	(4,900)
Cash received in connection with acquisition of Key Production Company, Inc.	—	2,135
Proceeds from sale of assets	231	—
Other capital expenditures	(6,691)	(902)

Net cash used by investing activities	(106,887)	(49,585)

Cash flows from financing activities:
Payments on long-term debt	(32,000)	—
Change in amount due to Helmerich & Payne, Inc.	—	(13,908)
Common stock reacquired and retired	(8)	—
Proceeds from issuance of common stock	2,266	—

Net cash used by financing activities	(29,742)	(13,908)

Net change in cash and cash equivalents	34,531	8,136
Cash and cash equivalents at beginning of period	22,327	7,170

Cash and cash equivalents at end of period	$56,858	$15,306

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2003

(Unaudited)

	Common Stock
			Paid-in Capital	Unearned Compensation	Retained Earnings
	Shares	Amount
	(In thousands)
Balance, December 31, 2002	41,410	$414	$243,420	$(10,814)	$211,860
Net income	—	—	—	—	76,329
Issuance of restricted stock awards	55	1	1,137	(1,138)	—
Common stock reacquired and retired	(16)	—	(261)	229	—
Amortization of unearned compensation	—	—	—	1,764	—
Exercise of stock options	189	1	2,265	—	—
Acceleration of vesting	—	—	66	—	—
Net distribution to Helmerich & Payne, Inc.	—	—	—	—	(54)
Tax benefit related to stock options exercised	—	—	561	—	—

Balance, September 30, 2003	41,638	$416	$247,188	$(9,959)	$288,135

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2003

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$22,541	$9,930	$76,329	$24,032
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(592)	(301)	(1,775)	(903)

Pro forma net income	$21,949	$9,629	$74,554	$23,129

Earnings per share:
Basic—as reported	$0.54	$0.37	$1.84	$0.90
Basic—pro forma	$0.53	$0.36	$1.79	$0.87
Diluted—as reported	$0.53	$0.37	$1.81	$0.90
Diluted—pro forma	$0.52	$0.36	$1.77	$0.87

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        The following summary reflects the status of stock options granted to employees and directors as of September 30, 2003, and changes during the period:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2003	3,632,087	$14.14
Exercised	(188,515)	12.02
Granted	24,000	20.36
Forfeited/Expired	(39,867)	16.02

Outstanding as of September 30, 2003	3,427,705	$14.28	1,543,133

        The following table summarizes information about Cimarex stock options held by employees and directors at September 30, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$6.11 to $8.14	198,457	4.8 Years	$7.78	198,457	$7.78
$8.15 to $10.17	230,500	5.9 Years	9.69	230,500	9.69
$10.18 to $12.21	546,571	4.7 Years	11.53	457,806	11.50
$12.22 to $14.24	590,215	7.2 Years	13.61	290,445	13.21
$14.25 to $16.28	363,553	7.2 Years	15.20	155,205	15.20
$16.29 to $18.31	1,429,409	8.6 Years	16.77	165,720	17.37
$18.32 to $20.36	69,000	8.4 Years	19.32	45,000	18.77

3. Acquisition of Key Production Company, Inc.

        On September 30, 2002, Cimarex acquired 100% of the outstanding common stock of Key in a tax-free exchange pursuant to which Key became a wholly-owned subsidiary of Cimarex. The acquisition of Key has been accounted for using the purchase method of accounting.

        Our consolidated balance sheets include the assets and liabilities of Key as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The final purchase price and the final allocation of the purchase price were finalized at September 30, 2003 based on the actual fair value of current assets and liabilities, and long-term liabilities. The results of operations of Key are included in our consolidated statements of operations for the period since the acquisition on September 30, 2002.

        The following unaudited pro forma financial information presents the combined results of Cimarex and Key for the three and nine months ended September 30, 2002, and was prepared as if the acquisition had occurred at the beginning of the period presented. Included in the pro forma results for the three and nine months ended September 30, 2002 is $5.8 million and $11.0 million, respectively, of merger and severance related expenses incurred by Key. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(In thousands, except per share amounts)
Total revenues	$72,318	$191,101
Net income	$6,657	$16,432
Basic and diluted income per share	$0.16	$0.40

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

        The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2003 (in thousands):

Initial adoption amount as of January 1, 2003	$13,784
Liabilities incurred in the current period	1,027
Liabilities settled in the current period	(229)
Accretion expense	737

Balance as of September 30, 2003	$15,319

5. Long-Term Debt

        At September 30, 2003, Cimarex had no debt outstanding under its three year $400 million Credit Agreement. This facility has a borrowing base of $275 million and Cimarex has elected a $200 million commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on borrowing base usage. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, also depending on borrowing base usage. The credit facility is secured by mortgages on the Company's oil and gas properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants and is in compliance with all such covenants as of September 30, 2003.

6. Income Taxes

        Federal income tax expense for the three and nine months ended September 30, 2003 and 2002 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due primarily to the effect of state income taxes and percentage depletion.

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

        Income tax expense consisted of the following for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Current taxes:
Federal	$5,555	$—	$18,083	$—
State	1,199	27	3,025	30

	6,754	27	21,108	30
Deferred taxes	6,410	3,997	24,137	12,929

	$13,164	$4,024	$45,245	$12,959

7. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash paid during the period for:
Interest (net of amounts capitalized)	$591	$918
Income taxes (net of refunds received)	$14,733	$—

8. Earnings Per Share

        The calculations of basic and diluted net earnings per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income before cumulative effect of a change in accounting principle	$22,541	9,930	$74,724	$24,032
Cumulative effect of a change in accounting principle	—	—	1,605	—

Net income available to common stockholders for basic and diluted	$22,541	$9,930	$76,329	$24,032

Basic weighted-average shares outstanding	41,612	26,745	41,545	26,643
Incremental shares from assumed exercise of stock options	685	4	650	1

Diluted weighted-average shares outstanding	42,297	26,749	42,195	26,644

Basic:
Before cumulative effect of a change in accounting principle	$0.54	$0.37	$1.80	$0.90
Cumulative effect of a change in accounting principle	—	—	0.04	—

Earnings per share	$0.54	$0.37	$1.84	$0.90

Diluted:
Before cumulative effect of a change in accounting principle	$0.53	$0.37	$1.77	$0.90
Cumulative effect of a change in accounting principle	—	—	0.04	—

Earnings per share	$0.53	$0.37	$1.81	$0.90

        As of September 30, 2003, there were 3,427,705 stock options outstanding, 1,543,133 of which were vested and exercisable for purposes of the diluted calculation. All stock options were considered potentially dilutive securities for the three and nine months ended September 30, 2003. The weighted average common shares of diluted earnings per share calculation for the three and nine months ended September 30, 2002 excludes the incremental effect related to outstanding stock options exercisable for 225,601 shares of Cimarex common stock whose exercise price was in excess of the average price of Cimarex's stock for the period the options were outstanding.

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

        Summarized financial information of Cimarex's reportable segments for the three and nine months ended September 30, 2003 and 2002 is shown in the following table:

	External Sales	Operating Profit (Loss)	Depreciation, Depletion and Amortization	Total Assets	Additions to Long-Lived Assets
	(In thousands)
Three Months Ended September 30, 2003:
Exploration and Production	$77,608	$35,850	$22,613	$747,613	$36,302
Natural Gas Marketing	34,337	(134)	59	24,952	(101)

Total	$111,945	$35,716	$22,672	$772,565	$36,201

Three Months Ended September 30, 2002:
Exploration and Production	$31,496	$14,047	$10,111	$627,133	$20,673
Natural Gas Marketing	20,222	(303)	47	23,604	25

Total	$51,718	$13,744	$10,158	$650,737	$20,698

Nine Months Ended September 30, 2003:
Exploration and Production	$241,469	$120,347	$64,511	$747,613	$110,810*
Natural Gas Marketing	105,989	9	165	24,952	177

Total	$347,458	$120,356	$64,676	$772,565	$110,987

Nine Months Ended September 30, 2002:
Exploration and Production	$87,511	$35,330	$28,003	$627,133	$45,810
Natural Gas Marketing	44,888	1,419	142	23,604	108

Total	$132,399	$36,749	$28,145	$650,737	$45,918

*
Includes $11.2 million addition related to the accounting for SFAS No. 143.

        The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment operating profit, including depreciation, depletion and amortization	$35,716	$13,774	$120,356	$36,749
Unallocated amounts:
Other revenue (expense)	168	90	102	118
Interest expense, net	(179)	90	(489)	124

Income before income taxes and cumulative effect of a change in accounting principle	$35,705	$13,954	$119,969	$36,991

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

  Parental Guarantees

        As of September 30, 2003, Cimarex had approximately $19.1 million of parental guarantees outstanding. These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties.

11. New Accounting Standards

        The Financial Accounting Standards Board (FASB) is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, to companies in the extractive industries, including oil and gas companies. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures.

        Historically, Cimarex has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $7.6 million, net of $10.1 million in accumulated depreciation, depletion and amortization, of our proved oil and gas property acquisition costs and approximately $23.5 million of the Company's unproved properties would be separately classified on our balance sheets as intangible assets. Cimarex's results of operations would not be affected, however, since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. We do not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on our compliance with covenants under our debt agreements.

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

        The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on the financial position or results of operations of Cimarex.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the financial position or results of operations of the Company.

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

        The following is a discussion of Cimarex's financial operations for the three months and nine months ended September 30, 2003 and 2002. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2002 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

Business Activities

        During the third quarter of 2003, Cimarex participated in 48 gross (30 net) wells, of which 34 (20 net) were successful. This compares to 37 gross (17 net) wells drilled during the second quarter of 2003.

        For the first nine months of 2003, 118 gross (61 net) wells were drilled, with a gross success rate of 78 percent (70 percent net). We expect to drill approximately 60 gross wells in the fourth quarter.

        The majority of our exploration and development activity has been focused in the Mid-Continent region, mainly in western Oklahoma and the Hardeman basin of north Texas. In the third quarter we drilled 40 gross (25 net) wells in this region, achieving a 78 percent success rate.

        Other third quarter highlights include activity in the Gulf Coast area. The Mauboules #1 well (64 percent working interest) on the West Gueydan prospect in Vermilion Parish, Louisiana, reached total depth and electric logs were taken from the Miogyp formation. Plans are being made to complete this well and drill an offsetting development well.

        Two new producing wells were also drilled in Mississippi. The Collins #1 (62 percent working interest) began producing at net daily rates approximating 1.0 MMcf of gas and 100 barrels of condensate. The Morris #1 (55 percent working interest) came on at 1.4 net MMcf of gas per day.

        Cimarex's Western region is focusing on projects in California's northern San Joaquin Valley and the Williston basin of North Dakota. In California, the Col de Tourmalet well (100 percent working interest) was tested at a rate of 1 MMcf of gas per day. A successful offset well has also been drilled. In North Dakota, the Gasho 1-22 horizontal well targeting the Nisku formation was not successful.

        At quarter end, Cimarex had 14 drilling rigs working on operated properties and working interests in 5 additional wells that are operated by others. We plan to have 12-17 operated rigs through the remainder of the year.

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Revenues	$112,113	$51,808	$347,560	$132,517
Net income	22,541	9,930	76,329	24,032
Per share—basic	0.54	0.37	1.84	0.90
Per share—diluted	0.53	0.37	1.81	0.90

Net Income

        Third quarter 2003 net income totaled $22.5 million, or $0.53 per diluted share compared to net income of $9.9 million, or $0.37 per diluted share, for the same quarter of 2002. For the nine months ended September 30, 2003, net income was $76.3 million, or $1.81 per diluted share, compared to net income of $24.0 million or $0.90 per diluted share, for the same period in 2002. Included in net income for the nine months ended September 30, 2003 is $1.6 million, or $0.04 per share, associated with the cumulative effect of a change in accounting principle required upon the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Excluding the impact of this cumulative effect adjustment, our net income would have been $74.7 million or $1.77 per diluted share. The increase in net income for the three and nine months ended September 30, 2003 is primarily the result of increased oil and gas prices and higher production volumes principally resulting from the acquisition of Key on September 30, 2002.

        Information about oil and gas sales, production volumes and prices are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands or as indicated)
Gas sales	$59,956	$26,626	$187,364	$73,695
Oil sales	17,652	4,870	54,105	13,816

Total oil and gas sales	$77,608	$31,496	$241,469	$87,511

Total gas volume—Mcf	12,965,858	9,378,361	37,200,195	28,386,378
Gas volume—MMcf per day	140.9	101.9	136.3	104.0
Gas price—per Mcf	$4.62	$2.84	$5.04	$2.60
Total oil volume—barrels	611,400	198,179	1,865,662	567,274
Oil volume—barrels per day	6,646	2,154	6,834	2,078
Oil price—per barrel	$28.87	$24.57	$29.00	$24.36

        Third quarter 2003 oil and gas sales increased $46.1 million, or 146 percent, to $77.6 million. This was the result of increases in production and prices for both oil and gas. Combined oil and gas volumes produced during the three month period ended September 30, 2003 were 180.8 MMcfe per day, a 57 percent increase from 114.9 MMcfe per day during the third quarter of 2002. This increase in production was primarily the result of the September 30, 2002 acquisition of Key. Included in our third quarter 2003 production volumes are 65.9 MMcfe per day from wells owned by Key at the time of the merger or drilled on Key's acreage subsequent to the merger.

        For the nine months ended September 30, 2003, oil and gas sales increased by $154.0 million, or 176 percent, to $241.5 million from $87.5 million during the first nine months of 2002. Gas sales increased $113.7 million and oil sales increased $40.3 million compared to the nine months ended September 30, 2002. A 94 percent increase in realized gas prices and 31 percent higher volumes contributed to the increase in gas sales for the nine months ended September 30, 2003 compared to the same period in 2002. Revenues from oil sales were impacted by a 19 percent increase in oil prices and a 229 percent increase in volumes. Combined oil and gas production volumes were 177.3 MMcfe per day in the first nine months of 2003 versus 116.4 MMcfe per day in the comparable period of 2002. Included in nine month 2003 production volumes are 39.8 MMcf per day of gas and 4,425 barrels per day of oil from producing properties owned by Key or drilled on Key's acreage subsequent to the merger.

        Gas sales in the third quarter 2003 increased by $33.4 million, or 126 percent, to $60.0 million from $26.6 million in the same quarter of 2002. Higher production volumes resulted in a $10.2 million increase in sales, and higher prices boosted sales by $23.2 million. Daily gas production increased 38 percent to 140.9 MMcf and included 41.2 MMcf from Key properties. The average realized gas price for the third quarter of 2003 was $4.62 per Mcf, compared to $2.84 per Mcf during the same three months of 2002.

        Gas sales for the first nine months of 2003 of $187.4 million were also impacted by higher prices and volumes. Gas prices increased to $5.04 per Mcf in 2003 from $2.60 per Mcf in 2002 causing a $90.8 million positive impact in sales. Gas production increased to 136.3 MMcf per day in 2003 from 104.0 MMcf per day during the first nine months of 2002, due in large part to the inclusion of volumes from Key's properties.

        Third quarter oil sales of $17.7 million increased from $4.9 million in the same period of 2002. Oil production increased 209 percent and generated $10.2 million of incremental sales. Higher oil prices enhanced revenues by $2.6 million. We produced an average of 6,646 barrels per day in the third quarter of 2003 compared to 2,154 barrels per day in the same period of 2002. The increase in volumes mostly stems from the 4,116 barrels per day produced from Key's properties. Oil prices averaged $28.87 per barrel in the third quarter of 2003 versus $24.57 per barrel in the same period of 2002.

        Oil sales increased $40.3 million to $54.1 million in the first nine months of 2003 compared to $13.8 million in the same period of 2002. Average oil prices increased to $29.00 per barrel in 2003 from $24.36 per barrel in 2002, resulting in $8.7 million of the increase in sales. Oil production averaged 6,834 barrels per day, a 229 percent increase from the 2,078 barrels per day produced in 2002. Nine month 2003 output includes 4,425 barrels per day from Key's properties.

        The components of our oil and gas sales have fluctuated between periods. In the three and nine months ended September 30, 2003, our revenues came from the following product mix: 77 percent gas and 23 percent oil and 78 percent gas and 22 percent oil, respectively. This compares to 85 percent gas and 15 percent oil in the third quarter of 2002 and 84 percent gas and 16 percent oil in the nine months ended September 30, 2002. This fluctuation results primarily from the acquisition of Key, which had an oil component of approximately 40 percent of its total production.

        The prices we receive for oil and gas generally reflect the impact of market forces, which are influenced by many factors, including: geopolitical events, economic growth, Organization of Petroleum Exporting Countries policies, North American gas supply and demand, and others. We have not entered into any derivative contracts or other commodity price hedges with respect to our production.

        Gas marketing revenues increased to $34.3 million for the third quarter of 2003 compared to $20.2 million a year earlier. Gas marketing purchases for the three months ended September 30, 2003 were $34.2 million versus $19.3 million for the three months ended September 30, 2002. These increases are due almost exclusively to the higher gas prices in 2003.

        Gas marketing revenues for the nine months ended September 30, 2003 were $106.0 million compared to $44.9 million for the nine months ended September 30, 2002. Gas marketing purchases for the nine months ended September 30, 2003 were $105.1 million and $42.6 million for the nine months ended September 30, 2002. The increases are due to higher average gas prices in 2003 compared to 2002.

Costs and Expenses

        Depreciation, depletion and amortization expense (DD&A) on oil and gas properties increased 120 percent between the third quarters of 2002 and 2003. On a unit of production basis, DD&A for oil and gas properties was $1.32 per Mcfe in the third quarter of 2003 compared to $0.94 per Mcfe for the same period in 2002. The increases are a result of a larger asset base following the acquisition of Key and higher costs for reserves added. Fixed asset depreciation of $0.6 million was higher than the comparable quarter by $0.4 million.

        DD&A on oil and gas properties for the nine months ended September 30, 2003 increased 129 percent to $1.30 per Mcfe compared to $0.86 per Mcfe for the same period in 2002. The increase is a result of a higher basis in our net oil and gas properties in 2003 as a result of the acquisition of Key. Fixed asset depreciation of $1.8 million increased $1.1 million due to upgrading and acquiring additional fixed assets after the acquisition of Key.

        The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or if we have substantial downward revisions in our estimated proved reserves. Based on oil and gas prices in effect on September 30, 2003, we were not required to record a full cost ceiling write-down. Because of the volatility of oil and gas prices, we may be required to record a ceiling test write-down in future periods.

        Our production costs increased 108 percent between the third quarter of 2003 and the same period of 2002. On a unit of production basis, third quarter production costs increased to $0.50 per Mcfe in 2003 from $0.38 per Mcfe in 2002. The overall and per unit increase is largely the result of the acquisition of Key properties. Apart from the costs associated with Key's wells, its production mix included proportionately more oil wells, which generally cost more to operate on a per unit basis because of additional pumping and electricity charges. Included in third quarter 2003 production costs are $1.6 million of workover costs, which equate to $0.10 per Mcfe.

        For the nine months ended September 30, production costs increased 101 percent between 2003 and 2002. Compared on a unit of production basis, year to date expenses increased to $0.49 per Mcfe in 2003 from $0.37 per Mcfe in 2002. The costs associated with Key's wells together with additional workover costs result in higher overall production and per Mcfe costs.

        Taxes other than income for the third quarter of 2003 increased 124 percent to $6.1 million from $2.7 million last year. Taxes other than income for 2003 equates to 7.9 percent of oil and gas sales, or $0.37 per Mcfe. This compares to 8.7 percent of oil and gas sales, or $0.26 per Mcfe, in 2002. The increase on a per unit basis is the result of the 146 percent increase in oil and gas sales stemming from higher product prices and volumes.

        Taxes other than income for the first nine months of 2003 were 8.1 percent of gas and oil sales compared to 9.6 percent of sales for 2002, or $0.40 per Mcfe and $0.26 per Mcfe, respectively. The increase on a per unit basis is the result of the 176 percent increase in gas and oil sales stemming from higher product prices and volumes.

        General and administrative expense (G&A) increased 146 percent between the third quarters of 2002 and 2003. On a unit basis, third quarter 2003 G&A increased to $0.25 per Mcfe compared to $0.16 per Mcfe a year earlier. The increase is attributable to the larger organization resulting from the Key acquisition. G&A for the first nine months of 2003 increased 153 percent to $0.26 per Mcfe compared to $0.15 per Mcfe in 2002.

        As of September 30, 2003, Cimarex had no debt. This compares to debt of $32 million at December 31, 2002. We reduced our debt, all of which was in the form of bank debt, by $27 million during the first quarter of 2003 and paid off the remaining $5 million during the second quarter. During the six months of 2003 that we did have debt outstanding, our average interest rate was 2.6 percent. We also incurred $0.6 million in bank commitment fees and amortized $0.2 million of deferred financing costs during the first nine months of 2003. During the third quarter commitment fees and deferred financing cost amortization totaled $0.3 million.

        Income tax expense totaled $13.2 million and $45.2 million for the three and nine months ended September 30, 2003 versus $4.0 million and $13.0 million for the same periods in 2002, respectively. Tax expense was calculated using a combined Federal and state effective income tax rate of 38 percent and 38.5 percent in 2003 and 2002, respectively, adjusted for items that are deductible solely for income tax purposes. We estimate that $21.1 million of our 2003 income tax expense is current.

Liquidity and Capital Resources

        Cimarex plans to grow its oil and gas reserves and production volumes through exploration and development supplemented from time to time by acquisitions. We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities. Our primary source of liquidity is cash flow provided by operating activities. The prices we receive for our oil and gas sales and the level of production will significantly impact future cash flows from operating activities. No prediction can be made as to the oil and gas prices we will receive in the future. Production volumes will be dependent upon, among other things, the amount of future capital expenditures (which are also dependent on product prices), the outcome of new wells that will be drilled in the future, and potential acquisitions of producing properties.

        Cash flows provided by operating activities for the nine months ended September 30, 2003 were $171.2 million compared to $71.6 million for the same period in 2002. The $99.6 million increase was the result of higher prices and production in 2003 compared to 2002.

        Cash flows used in investing activities for the nine months ended September 30, 2003 were $106.9 million compared to $49.6 million for the same period of 2002. The $57.3 million increase was due to an increased capital expenditure program resulting from the expanded post-merger exploration program of the combined company.

        Cash flows used by financing activities for the nine months ended September 30, 2003 were $29.7 million versus $13.9 million in the same period of 2002. The most significant item that occurred in the first nine months of 2003 was the repayment of $32.0 million of our long-term facility afforded by the relatively higher oil and gas prices in 2003.

        In addition to the cash flow generated from operating activities, Cimarex also has access to funds available through its credit facility. At September 30, 2003, Cimarex had no debt outstanding under its three year $400 million Credit Agreement. This facility has a borrowing base of $275 million and Cimarex has elected a $200 million commitment amount. The borrowing base is subject to redetermination each April and October. Borrowings under this facility bear interest at a LIBOR rate plus 1.25% to 2.00%, based on borrowing base usage. Unused borrowings are subject to a commitment fee of 0.375% to 0.50%, also depending on borrowing base usage. The credit facility is secured by mortgages on the Company's oil and gas properties and the stock of its subsidiaries. The Company is also subject to customary financial and non-financial covenants and is in compliance with all such covenants as of September 30, 2003.

        At September 30, 2003, the Company had commitments on oil and gas wells approved for drilling or in the process of being drilled of approximately $15.5 million. We also had lease commitments for office space totaling $0.4 million and of $1.7 million for the remainder of 2003 and 2004, respectively. All of these commitments are routine and were made in the normal course of our business.

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

        In accordance with full cost accounting rules, we are subject to a limitation on the capitalized costs of our oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues (the "full cost ceiling limitation"). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. A full cost ceiling write-down is a non-cash charge to earnings. Moreover, the expense may not be reversed in future periods, even if higher oil and gas prices subsequently increase the full cost ceiling limitation. Based on oil and gas prices in effect on September 30, 2003, we were not required to record a full cost ceiling write-down.

        Cimarex recorded approximately $45.0 million of goodwill in conjunction with the purchase price allocation of the Key acquisition. Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangibles, requires us to assess the carrying value of the goodwill on an annual basis. We perform our annual assessment as of December 31 of each year. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of the commodity prices may cause more frequent assessments.

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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, to companies in the extractive industries, including oil and gas companies. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures.

        Historically, Cimarex has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $7.6 million, net of $10.1 million in accumulated depreciation, depletion and amortization, of our proved oil and gas property acquisition costs and approximately $23.5 million of the Company's unproved properties would be separately classified on our balance sheets as intangible assets. Cimarex's results of operations would not be affected, however, since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. We do not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on our compliance with covenants under our debt agreements.

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

        The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on the financial position or results of operations of Cimarex.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the financial position or results of operations of the Company.

Future Trends and Significant Events

        The amount and allocation of our future capital expenditures depends on a number of factors, including the impact of oil and gas prices on available cash flow and exploration economics, the availability of rigs, the availability of debt and equity capital, the availability of attractive drilling opportunities, and our capability to evaluate these opportunities. We plan to fund these expenditures with cash provided by operating activities, and, if necessary, cash on hand and borrowings under our credit facility.

        Capital expenditures for exploration and development during the first nine months of 2003 totaled $104.6 million. We expect to invest approximately $50 million in exploration and development during the fourth quarter, which would result in $150-155 million of expenditures for the year. Our preliminary expectations for 2004 capital expenditures range from $175-200 million.

        Third quarter aggregate production averaged 180.8 MMcfe per day, comprised of 140.9 MMcf per day of gas and 6,646 barrels of oil per day. Projected production for the fourth quarter of 2003 is estimated to average 175-185 MMcf equivalent per day, despite a pipeline disruption in western Oklahoma that is expected to negatively impact our net gas production by approximately 5 MMcf per day for six or more weeks.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

Oil and Gas Price Risk

        Our results of operations, proved oil and gas reserve estimates, standardized measure of discounted future net cash flows and financial position may all be materially affected by lower oil and gas prices. In periods of sharply lower prices we may also curtail production and reduce exploration and development activity.

        Crude oil prices remain volatile and on time to be affected by worldwide political events, OPEC pricing and production policies, and other global supply and demand factors. U.S. natural gas prices have been even more volatile, impacted by weather, changes in industrial demand, gas storage injection and withdrawal patterns, declining overall U.S. gas supply, rising gas imports and trading patterns in the commodity futures market.

        If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to mitigate commodity price changes.

        Oil and gas price realizations for the nine months ended September 30, 2003 ranged from a monthly average low of $26.03 per Bbl and $4.19 per Mcf to a monthly high of $32.12 per Bbl and $7.11 per Mcf, respectively. We do not believe that we can predict future oil and gas prices with any degree of certainty.

Interest Rate Risk

        Cimarex may be exposed to risk resulting from changes in interest rates as a result of our variable rate bank credit facility. However, because we presently have no debt outstanding, the potential effect that changes in interest rates could have on our results of operations and the fair value of our debt is not material.

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

ITEM 6—Exhibits And Reports On Form 8-K

  (a)
  Exhibits:

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

  (b)
  Reports on Form 8-K:

    Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2003 attaching a copy of the Registrant's mid-year operations update and announcement of the second quarter 2003 conference call under Item 9.

    Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003 attaching a copy of Registrant's second quarter financial and operating results under Item 9.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2003

CIMAREX ENERGY CO.
By:	/s/ PAUL KORUS Paul Korus Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ JAMES H. SHONSEY James H. Shonsey Chief Accounting Officer and Controller (Principal Accounting Officer)