Form 10-K/A
period 2003-12-31
CIMAREX ENERGY CO
filed 2004-03-12
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D C 20549

Form 10-K/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

Documents Incorporated by Reference:  Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A

TABLE OF CONTENTS

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

PART I

Forward-Looking Statements

Throughout this Form 10-K/A we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K/A.  Forward-looking statements include statements with respect to, among other things:

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

Should one or more of the risks or uncertainties above or elsewhere in this Form 10-K/A occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, express or implied, included in this Form 10-K/A and attributable to Cimarex are qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Cimarex or persons acting on its behalf may issue.  Cimarex does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-K/A with the Securities and Exchange Commission, except as required by law.

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

Because the merger with Key was a tax-free reorganization that was accounted for as a purchase business combination, the financial and operating results presented in this report on Form 10-K/A, unless expressly noted otherwise, include Key only for the period subsequent to the merger on September 30, 2002.

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

Certain Risks

The following risks and uncertainties, together with other information set forth in this Form 10-K/A, should be carefully considered by current and future investors in our securities.  If any of the following risks and uncertainties develop into actual events, this could have a material adverse affect on our business, financial condition or results of operations and could negatively impact the value of our common stock.

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

Our engineers estimate our proved oil and gas reserve quantities in accordance with guidelines established by the SEC.  Ryder Scott Company, L.P., independent petroleum engineers, reviewed our reserve estimates for those properties that comprised 80 percent of the discounted value of the projected future net cash flow before income taxes as of December 31, 2003.  All information in this Form 10-K/A relating to oil and gas reserves is net to our interest unless stated otherwise.  See Note 16, Supplemental Oil and Gas Disclosures, to Notes to Consolidated Financial Statements for further information.  See Item 1, Business, for a description of our business.

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

Reserve Information

Our estimated proved oil and gas reserves, as of December 31, 2003, 2002, 2001 and September 30, 2001 are included in Note 16, Supplemental Oil and Gas Disclosures to Notes to Consolidated Financial Statements appearing in this Form 10-K/A.  The Supplemental Oil and Gas Disclosures also include for the same periods estimates of our future revenue and associated costs resulting from projected production of our proved reserves.

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

On September 30, 2002, Cimarex acquired 100 percent of the common stock of Key in a tax-free exchange of stock accounted for as a business purchase combination.  Also on September 30, 2002, Cimarex changed its fiscal year from September 30 to December 31.  Results of Key are included in the operating results only for the period subsequent to the acquisition on September 30, 2002.  This information should be read in connection with and is qualified in its entirety by the more detailed information and Consolidated Financial Statements provided in Item 8 of this Form 10-K/A:

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

Because the merger was accounted for as a purchase business combination, the financial and operating results presented in this report on Form 10-K/A unless expressly noted otherwise, include Key only for the period subsequent to the merger on September 30, 2002.

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

	December 31, 2003		December 31, 2002		December 31, 2001		September 30, 2001
	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)

Total proved reserves - Developed and undeveloped
Beginning of year	318,627	15,025	212,326	5,304	216,337	5,932	262,498	6,305
Revisions of previous estimates	6,699	41	31,153	1,094	1,260	(432)	(17,018)	(700)
Extensions and discoveries	61,545	1,625	21,064	643	4,903	10	12,748	1,145
Purchases of reserves	1,320	43	95,388	9,155	—	—	496	—
Production	(50,552)	(2,504)	(41,300)	(1,171)	(10,174)	(206)	(42,387)	(818)
Sales of properties	(295)	(93)	(4)	—	—	—	—	—
End of year	337,344	14,137	318,627	15,025	212,326	5,304	216,337	5,932

Proved developed reserves	336,230	13,876	318,452	14,765	211,874	4,607	213,931	5,213

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

PART IV

ITEM 15.                                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements are included in Item 8 to this 10-K/A:
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

Date: March 11, 2004

CIMAREX ENERGY CO.

By:	/s/ F.H. Merelli
F.H. Merelli
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F.H. Merelli	Director, Chairman, President and Chief	March 11, 2004
F.H. Merelli	Executive Officer
(Principal Executive Officer)

/s/ Paul Korus	Vice President, Chief Financial Officer	March 11, 2004
Paul Korus	Corporate Secretary and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey	Controller, Chief Accounting Officer	March 11, 2004
James H. Shonsey	(Principal Accounting Officer)

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
Glenn A. Cox

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
Cortlandt S. Dietler

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
Hans Helmerich

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
David A. Hentschel

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
Paul D. Holleman

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
L.F. Rooney, III

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
Michael J. Sullivan

/s/ F.H. Merelli	Director	March 11, 2004
Attorney-in-Fact
L. Paul Teague