Form 10-Q
period 2004-06-30
CIMAREX ENERGY CO
filed 2004-08-05
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

Commission File No. 001-31446

CIMAREX ENERGY CO.

1700 Lincoln Street, Suite 1800

Denver, Colorado 80203-4518

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

The number of shares Cimarex Energy Co. common stock outstanding as of June 30, 2004 was 41,393,306.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$58,081	$40,420
Receivables, net	90,353	68,293
Inventories	13,272	6,700
Deferred income taxes	1,557	1,631
Other current assets	4,023	6,160
Total current assets	167,286	123,204
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,443,776	1,331,095
Unproved properties and properties under development, not being amortized	78,030	39,370
	1,521,806	1,370,465
Less – accumulated depreciation, depletion and amortization	(801,803)	(746,161)
Net oil and gas properties	720,003	624,304
Fixed assets, net	14,033	12,092
Goodwill	44,967	44,967
Other assets, net	774	941
	$947,063	$805,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,676	$18,394
Accrued liabilities	67,217	48,339
Revenue payable	34,049	18,776
Total current liabilities	125,942	85,509
Deferred income taxes	180,847	155,293
Other liabilities	32,320	29,966
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,393,306 and 41,063,653 shares issued and outstanding, respectively	414	411
Paid-in capital	243,752	237,430
Unearned compensation	(8,986)	(9,540)
Retained earnings	372,774	306,439
	607,954	534,740
	$947,063	$805,508

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Gas sales	$90,864	$59,071	$165,196	$130,560
Oil sales	24,450	17,026	45,628	36,698
Marketing sales	53,831	23,230	90,592	68,637
Other	1,048	(57)	4,696	(66)
	170,193	99,270	306,112	235,829
Costs and expenses:
Depreciation, depletion and amortization	30,834	20,887	57,172	42,004
Asset retirement obligation accretion	304	255	594	496
Production	9,419	8,155	18,888	15,143
Transportation	2,493	1,896	4,848	3,155
Taxes other than income	9,464	6,147	17,829	13,318
Marketing purchases	53,286	23,105	89,586	68,098
General and administrative	5,133	4,072	9,642	8,139
Stock compensation	484	436	952	902
Financing costs -
Interest expense	280	274	576	696
Capitalized interest	—	(39)	—	(304)
Interest income	(102)	(53)	(189)	(82)
	111,595	65,135	199,898	151,565
Income before income tax expense and cumulative effect of a change in accounting principle	58,598	34,135	106,214	84,264
Income tax expense	22,128	13,095	39,879	32,081
Income before cumulative effect of a change in accounting principle	36,470	21,040	66,335	52,183
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1,605
Net income	$36,470	$21,040	$66,335	$53,788
Earnings per share:
Basic -
Income before cumulative effect of a change in accounting principle	$0.88	$0.51	$1.60	$1.26
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04
Net income	$0.88	$0.51	$1.60	$1.30
Diluted -
Income before cumulative effect of a change in accounting principle	$0.85	0.50	1.56	1.24
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04
Net income	$0.85	$0.50	$1.56	$1.28
Weighted average basic shares outstanding	41,379	41,545	41,342	41,512
Weighted average diluted shares outstanding	42,704	42,246	42,657	42,142

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$66,335	$53,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	57,172	42,004
Amortization of restricted stock compensation	952	902
Cumulative effect of a change in accounting principle, net of taxes	—	(1,605)
Deferred income taxes	27,299	17,727
Asset retirement obligation accretion	594	496
Income tax benefit related to stock options exercised	1,672	673
Other	(6)	17
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(22,060)	2,009
Increase in inventories	(6,572)	(1,246)
(Increase) decrease in other current assets	2,137	(584)
Increase (decrease) in accounts payable	21,555	(6,087)
Increase (decrease) in accrued liabilities	(4,743)	11,452
Increase (decrease) in other non-current liabilities	158	(248)
Net cash provided by operating activities	144,493	119,298
Cash flows from investing activities:
Oil and gas expenditures	(128,299)	(56,269)
Acquisition of proved oil and gas properties	(2)	(2,169)
Proceeds from sale of assets	452	164
Other capital expenditures	(3,386)	(5,887)
Net cash used by investing activities	(131,235)	(64,161)
Cash flows from financing activities:
Payments on long-term debt	—	(32,000)
Common stock reacquired and retired	(121)	(5)
Proceeds from issuance of common stock	4,524	2,031
Net cash provided by (used in) financing activities	4,403	(29,974)
Net increase in cash and cash equivalents	17,661	25,163
Cash and cash equivalents at beginning of period	40,420	22,327
Cash and cash equivalents at end of period	$58,081	$47,490

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2004

(Unaudited)

	Common Stock		Paid-in Capital	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
			(In thousands)
Balance, December 31, 2003	41,064	$411	$237,430	$(9,540)	$306,439	$534,740

Net income	—	—	—	—	66,335	66,335
Issuance of restricted stock awards	14	—	400	(400)	—	—
Inssuance of restricted stock units awards	—	—	—	(312)	—	(312)
Common stock reacquired and retired	(5)	—	(121)	—	—	(121)
Shares of restricted stock exchanged for restricted stock units	(5)	—	(150)	—	—	(150)
Amortization of unearned compensation	—	—	—	1,266	—	1,266
Exercise of stock options	325	3	4,521	—	—	4,524
Tax benefit related to stock options exercised	—	—	1,672	—	—	1,672
Balance, June 30, 2004	41,393	$414	$243,752	$(8,986)	$372,774	$607,954

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

June 30, 2004

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$36,470	21,040	66,335	53,788
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(538)	(592)	(1,075)	(1,183)

Pro forma net income	$35,932	20,448	65,260	52,605

Earnings per share:
Basic – as reported	$0.88	0.51	1.60	1.30
Basic – pro forma	$0.87	0.49	1.58	1.27

Diluted – as reported	$0.85	0.50	1.56	1.28
Diluted – pro forma	$0.84	0.48	1.53	1.25

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The following summary reflects the status of stock options granted to employees and directors as of June 30, 2004, and changes during the period:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

Outstanding as of January 1, 2004	3,321,299	$14.39
Exercised	324,995	13.96
Outstanding as of June 30, 2004	2,996,304	$14.44	1,667,367

The following table summarizes information about Cimarex stock options held by employees and directors at June 30, 2004:

	Outstanding Stock Options
		Weighted-		Exercisable Stock Options
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

$6.11 to $8.14	165,685	4.3 Years	$7.84	165,685	$7.84
$8.15 to $10.17	138,200	5.2 Years	9.69	138,200	9.69
$10.18 to $12.21	489,434	3.8 Years	11.51	489,434	11.51
$12.22 to $14.25	503,367	6.9 Years	13.78	303,523	13.63
$14.26 to $16.28	336,713	6.4 Years	15.20	232,537	15.20
$16.29 to $18.32	1,313,905	8.2 Years	16.72	312,988	16.83
$18.33 to $20.36	49,000	8.0 Years	19.54	25,000	18.77

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2004 (in thousands):

Balance as of January 1, 2004	$16,463

Liabilities incurred in the current period	1,141
Liabilities settled in the current period	—
Accretion expense	594

Balance as of June 30, 2004	$18,198

4.                                      Long-Term Debt

At June 30, 2004, we had no debt outstanding.  We have the capability to borrow on our Senior Secured Revolving Credit Facility led by Bank One, N.A.  This facility presently has a borrowing base of $275 million and we have commitments from our lenders totaling $200 million.  The borrowing base is subject to redetermination each April and October.

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

5.                                      Income Taxes

Federal income tax expense for the three and six months ended June 30, 2004 and 2003 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and percentage depletion.

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Current taxes	$5,753	$7,504	$12,580	$14,354
Deferred taxes	16,375	5,591	27,299	17,727
	$22,128	$13,095	$39,879	$32,081

6.                                      Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Cash paid during the period for:
Interest (net of amounts capitalized)	$42	$238	$475	$407
Income taxes (net of refunds received)	$11,346	$4,519	$13,052	$4,775

7.                                      Earnings Per Share

The calculations of basic and diluted net earnings per common share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Income before cumulative effect of a change in accounting principle	$36,470	$21,040	$66,335	$52,183
Cumulative effect of a change in accounting principle	—	—	—	1,605
Net income available to common stockholders for basic and diluted	$36,470	$21,040	$66,335	$53,788

Basic weighted-average shares outstanding	41,379	41,545	41,342	41,512
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	1,325	701	1,315	630
Diluted weighted-average shares outstanding	42,704	42,246	42,657	42,142
Basic:
Before cumulative effect of a change in accounting principle	$0.88	$0.51	$1.60	$1.26
Cumulative effect of a change in accounting principle	—	—	—	0.04
Earnings per share	$0.88	$0.51	$1.60	$1.30

Diluted:
Before cumulative effect of a change in accounting principle	$0.85	$0.50	$1.56	$1.24
Cumulative effect of a change in accounting principle	—	—	—	0.04
Earnings per share	$0.85	$0.50	$1.56	$1.28

There were stock options outstanding for 2,996,304 and 3,421,461 shares of Cimarex common stock at June 30, 2004 and 2003, respectively.  All stock options were considered potentially dilutive securities for the three and six months ended June 30, 2004 and 2003.

8.                                      Segment Information

Cimarex operates in the oil and gas industry, and is comprised of an exploration and production segment and a natural gas marketing segment.  Exploration and production activities are located primarily in Oklahoma, Kansas, Texas, Louisiana and California.  We have a wholly owned subsidiary, Cimarex Energy Services, Inc. (CESI) through which we conduct a majority of our gas marketing activity.  Information presented for our natural gas marketing segment represents business conducted with third parties, usually incidental to sales of our own production.

Summarized financial information of Cimarex’s reportable segments for the three and six months ended June 30, 2004 and 2003 is shown in the following table:

	External Sales	Operating Profit Before Income Taxes	Depreciation, Depletion and Amortization	Total Assets	Additions to Long- Lived Assets
	(In thousands)

Three Months Ended June 30, 2004:
Exploration and Production	$115,314	$57,280	$30,771	$899,418	$82,974
Natural Gas Marketing	53,831	448	63	47,645	82

Total	$169,145	$57,728	$30,834	$947,063	$83,056

Three Months Ended June 30, 2003:
Exploration and Production	$76,097	$34,310	$20,833	$709,323	$36,000
Natural Gas Marketing	23,230	64	54	28,962	5

Total	$99,327	$34,374	$20,887	$738,285	$36,005

Six Months Ended June 30, 2004:
Exploration and Production	$210,824	$101,058	$57,049	$899,418	$153,241
Natural Gas Marketing	90,592	847	123	47,645	394

Total	$301,416	$101,905	$57,172	$947,063	$153,635

Six Months Ended June 30, 2003:
Exploration and Production	$167,258	$84,215	$41,898	$709,323	$74,508
Natural Gas Marketing	68,637	425	106	28,962	278

Total	$235,895	$84,640	$42,004	$738,285	$74,786

The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003

Segment operating profit, including depreciation, depletion and amortization	$57,728	$34,374	$101,905	$84,640
Unallocated amounts:
Other revenue (expense)	1,048	(57)	4,696	(66)
Interest expense, net	(178)	(182)	(387)	(310)

Income before income taxes and cumulative effect of a change in accounting principle	$58,598	$34,135	$106,214	$84,264

9.                                      Commitments and Contingencies

Litigation

Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of allegedly similar situated royalty owners in two 640-acre-spacing units. The plaintiffs allege that the two units have suffered approximately 20 Bcf of gross gas drainage. Cimarex denies that the drainage, if any, was in an amount that significant.  The plaintiffs have stated that the royalty owner class has sustained actual damages of approximately $20 million exclusive of interest and costs. We estimate that the share of such alleged damages attributable to our working interest ownership would total approximately $3.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. We believe that our liability, if any, should not exceed our working interest share of any actual damages attributable to the alleged drainage.  In this regard, the court granted our request to assert third-party claims against all of the other working interest owners.  Our contention is that the other working interest owners should bare responsibility for their respective pro rata shares of damages, if any.  We cannot predict the outcome of this litigation, and accordingly, no accrual has been recorded in connection with this action.

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

Transportation and Gas Deliveries

We have one firm transportation contract to transport 10,000 MMBtus per day, at $0.09 per MMBtu through December 31, 2004.  We have a right to extend this contract annually.  The maximum amount that would be payable if deliveries are not made would be $0.2 million.

We have also guaranteed delivery of 6.7 Bcf of natural gas from 13 wells over a three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, our maximum exposure is approximately $0.5 million.  We have agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well or a prorated payment based on the total reserves on 19 wells.  The maximum amount that would be payable if no gas is delivered would be $0.6 million.

Additionally, we have firm sales contracts to deliver fixed volumes of gas based on an index price.  These contracts are typically one year in length.  As of June 30, 2004, we had an obligation to deliver approximately 1.2 Bcf of natural gas.  If this gas is not delivered our financial commitment would approximate $6.7 million based on index prices as of June 30, 2004.  This commitment will fluctuate due to price volatility and actual volumes delivered.  We believe no financial commitment will be due based on our proved reserves and current production levels.

Parental Guarantees

As of June 30, 2004, Cimarex had $8.5 million of parental guarantees outstanding.  These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties.

Drilling Commitments

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at June 30, 2004 of approximately $17.4 million.

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

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company.  Our primary focus is to explore for and discover new reserves.  To supplement our growth, from time to time we also consider acquisitions and mergers.  Our operations are presently focused in Oklahoma, Texas, Kansas, Louisiana and California.

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

We project that 2004 exploration and development expenditures will approximate $230-260 million, up from $161 million in 2003.  We are expanding our 2004 program as a result of successful exploration wells drilled in 2003, growth in our western Oklahoma development projects and entry into new basins.  Similar to 2003, a large portion of our 2004 expenditures will be directed to our projects in Oklahoma, Texas and Louisiana. Approximately 60 percent of the 2004 expenditures will be spent in the mid-continent area of Oklahoma and north Texas, with nearly 30 percent to be spent in the coastal regions of Texas, Louisiana and Mississippi. The remainder of our projected expenditures will be focused in California and other western states.

Exploration and development expenditures during the second quarter of 2004 totaled $81.6 million, up from $30.4 million for the second quarter of 2003. Year to date, a total of $150.2 million has been incurred. Of these 2004 expenditures, 63 percent ($95.3 million) was invested in projects in the mid-continent area, with 29 percent, or $43.6 million, directed toward prospects in our coastal region areas of focus. In the second quarter of 2004, we participated in drilling 73 gross wells, with an overall success rate of 89 percent.  On a net basis, 32 of 36 wells drilled during the second quarter were successful.  During the first six months of 2004, we drilled 117 gross (58 net) wells, realizing a success rate of 88 percent.

Cash flow from operating activities for the six months ended June 30, 2004 totaled $144.5 million, helping to fund our exploration and development expenditure program.  Due to positive drilling results during 2003 and the first half of 2004, 15 percent of our first half oil and gas production contributing to this cash flow was generated from new wells going on line within the first six months of 2004.

Based on expected production levels, current commodity prices, and existing operating conditions, we believe we are well positioned to fund the projects identified for the remainder of 2004 and beyond.  We also have available a cash balance of $58.1 million as well as the existing borrowing capacity from our Senior Credit Facility.

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

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data.  The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. Revisions of reserve estimates as of December 31, 2003 equaled an increase of 41 MBbls of oil and an increase of 6.7 Bcf of gas, representing 0.3 percent and 2.0 percent of total proved oil and gas reserves, respectively.

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

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us. As of June 30, 2004, no liabilities have been accrued for known contingencies.  See Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Developments

The FASB has determined that the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, do not apply to the characterization of mineral rights as intangible assets and thus their segregation in the balance sheet as intangible assets.

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

Overview

Our results of operations are impacted by oil and gas prices, which are volatile.  Realized oil prices increased from $28.14 per barrel in the second quarter of 2003 to $37.40 per barrel in the second quarter of 2004, while gas prices increased from $4.91 per Mcf to $5.65 per Mcf for the respective periods.  The majority of our revenues are from oil and gas sales, so price fluctuations can significantly affect our financial results.

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

RESULTS OF OPERATIONS

Periods Ended June 30, 2004 Compared with Periods Ended June 30, 2003

SUMMARY DATA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(IN THOUSANDS OR AS INDICATED)	2004	2003	2004	2003

Net Income	$36,470	$21,040	$66,335	$53,788
Per share-basic	0.88	0.51	1.60	1.30
Per share-diluted	0.85	0.50	1.56	1.28

Gas sales	$90,864	$59,071	$165,196	$130,560
Oil sales	24,450	17,026	45,628	36,698
Total oil and gas sales	$115,314	$76,097	$210,824	$167,258

Total gas volume-MMcf	16,096	12,037	30,226	24,234
Gas volume-MMcf per day	176.9	132.3	166.1	133.9
Average gas price-per Mcf	$5.65	$4.91	$5.47	$5.39

Total oil volume-thousand barrels	654	605	1,280	1,254
Oil volume-barrels per day	7,184	6,650	7,035	6,930
Average oil price-per barrel	$37.40	$28.14	$35.64	$29.26

Marketing sales	$53,831	$23,230	90,592	68,637
Marketing purchases	53,286	23,105	89,586	68,098
Marketing margin	$545	$125	$1,006	$539

Other revenues	$1,048	$(57)	$4,696	$(66)

Costs and expenses:
Depreciation, depletion and amortization	$30,834	$20,887	$57,172	$42,004
Production	9,419	8,155	18,888	15,143
Transportation	2,493	1,896	4,848	3,155
Taxes other than income	9,464	6,147	17,829	13,318
General and administrative	5,133	4,072	9,642	8,139
Stock compensation	484	436	952	902
Asset retirement obligation accretion	304	255	594	496
Financing costs, net	178	182	387	310

We reported net income of $36.5 million, or $0.85 per diluted share in the second quarter of 2004 compared to net income of $21.0 million, or $0.50 per diluted share for the same period in 2003. For the six months ended June 30, 2004, net income was $66.3 million, or $1.56 per diluted share, compared to net income of $53.8 million, or $1.28 per diluted share, for the same period in 2003. Included in first-half 2003 net income is $1.6 million of earnings (net of income taxes) from the cumulative effect of change in accounting principle resulting from the adoption of SFAS 143, Accounting for Asset Retirement Obligations.  The remainder of the decrease results from the net effect of changes in revenues and costs, as discussed further.

Oil and gas sales for second quarter of 2004 totaled $115.3 million, compared to $76.1 million for the second quarter of 2003.  The $39.2 million increase in sales between the two periods results from $21.2 million due to higher production volumes and $18.0 million related to higher commodity prices.  For the six months ended June 30, 2004, oil and gas sales increased by $43.6 million, or 26 percent, to $210.8 million from $167.3 million during the first six months of 2003.  Higher production volumes increased sales by $33.0 million and higher commodity prices contributed $10.6 million to the increase between the two six-month periods

Realized gas prices averaged $5.65 per Mcf for the three months ended June 30, 2004, compared to $4.91 per Mcf for the second quarter of 2003.  This 15 percent change increased sales by $11.9 million between the two periods. Realized oil prices averaged $37.40 per barrel for the second quarter of 2004, compared to $28.14 per barrel for the same period in 2003.  The increase in sales between periods resulting from this 33 percent improvement in oil prices totaled $6.1 million.  For the six months ended June 30, 2004, realized gas prices increased to $5.47 per Mcf from $5.39 per Mcf realized in the first half of 2003.  This price increase contributed $2.4 million to the increase in sales between the two six-month periods.  Realized oil prices averaged $35.64 per barrel for the first half of 2004, compared to $29.26 per barrel for the same period in 2003, resulting in an $8.2 million increase in sales between periods.  Changes in realized prices were the direct result of overall market conditions.  We have not entered into any derivative contracts or hedges with respect to our production.

Sales also benefited from higher production volumes.  Average gas volumes rose 44.6 MMcf per day in the second quarter of 2004 to 176.9 MMcf per day from 132.3 MMcf per day in the second quarter of 2003, resulting in $19.9 million of incremental revenues.  Oil volumes averaged 7,184 barrels per day for the second three months of 2004, compared to 6,650 barrels per day in the same period of 2003, resulting in increased revenues of $1.3 million.  For the first six months of 2004, gas volumes averaged 166.1 MMcf per day and oil volumes equaled 7,035 barrels per day, compared to first-half 2003 volumes of 133.9 MMcf per day and 6,930 barrels per day.  The higher gas volumes increased sales between the two periods by $32.3 million, and higher oil volumes resulted in $0.7 million of additional revenues. The increase in sales volumes between the periods of 2004 and 2003 is due to positive drilling results during 2003 and the first half of 2004.

Marketing sales net of related purchases equaled $0.5 million in the second quarter of 2004 compared to $0.1 million in the second quarter of 2003.  For the six months ended June 30, 2004 and 2003, marketing sales net of related purchases totaled $1.0 million and $0.5 million, respectively.  These sales relate to marketing activities with outside parties conducted by our marketing group.  The financial impact from these activities is small relative to our overall results of operations. Revenues and costs related to marketing of our own production are eliminated in consolidation.

Other revenues of $4.7 million in the first half of 2004 consist of $3.0 million of settlements related to litigation for which we were plaintiffs.  The remaining $1.7 million pertains to gains on the sale of miscellaneous equipment.

Costs and Expenses

Costs and expenses (not including marketing purchases) were $58.3 million in the second quarter of 2004 compared to $42.0 million in the same period of 2003.  For the first six months of 2004 and 2003, these overall costs and expenses equaled $110.3 million and $83.5 million, respectively.  Depreciation, depletion and amortization (DD&A) was the largest component of these increases between periods. DD&A equaled $30.8 million in the second quarter of 2004 compared to $20.9 million in the same period of 2003. For the first six months of 2004 and 2003, DD&A totaled $57.2 million and $42.0 million, respectively. On a unit of production basis, DD&A was $1.54 per Mcfe in the second quarter of 2004 compared to $1.33 per Mcfe for the second quarter of 2003.  For the first six months of 2004 and 2003, DD&A on a unit of production basis equaled $1.51 per Mcfe and $1.32 per Mcfe, respectively. The increases largely stem from higher costs for reserves added during 2003.

Production costs rose $1.2 million from $8.2 million ($0.52 per Mcfe) in the second three months of 2003 to $9.4 million ($0.47 per Mcfe) in the second quarter of 2004.  For the first six months of 2004 and 2003, production costs equaled $18.9 million ($0.50 per Mcfe) and $15.1 million ($0.48 per Mcfe), respectively.  The higher year-to-date costs resulted primarily from the installation and operation of additional compressors (primarily in Kansas) to enhance production, higher field operating expenses from an expanded number of properties, and higher maintenance costs.  As production increases, however, due to additional successful wells and enhanced production rates from existing wells, costs on a per unit basis is slowly decreasing.

Transportation costs increased from $1.9 million, or $0.12 per Mcfe, in the second quarter of 2003 to $2.5 million, or $0.13 per Mcfe, in the second quarter of 2004.  Transportation costs for the first half of 2004 equaled $4.8 million compared to $3.2 million for the same period in 2003.  The increase is the result of expiring contracts being renewed with increased current market rates. The cost of $0.13 per Mcfe in the second three months of 2004 is consistent with the last four previous quarters.

Taxes other than income were $3.4 million greater, rising from $6.1 million in the second quarter of 2003 to $9.5 million in the same period of 2004.  For the first six months of 2004 and 2003, these costs totaled $17.8 million and $13.3 million, respectively.  The increases between periods resulted from increases in oil and gas sales stemming from higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $1.0 million from $4.1 million in the second quarter of 2003 to $5.1 million in the second quarter of 2004.  G&A expenses for the first half of 2004 equaled $9.6 million compared to $8.1 million for the same period of 2003.  The increases between periods are due mainly to an expansion of staff and higher employee-benefit costs.

Income tax expense

Income tax expense totaled $22.1 million for the second quarter of 2004 versus $13.1 million for the second three months of 2003.  Tax expense equaled a combined Federal and state effective income tax rate of 37.8 percent and 38.4 percent in the second quarters of 2004 and 2003, respectively.  Income tax expense for the first six months of 2004 equaled $39.9 million compared to $32.1 million for the same period of 2003, equating to combined Federal and state effective income tax rates of 37.5 percent and 38.1 percent, respectively.  We estimate that $12.6 million of our first-half 2004 income tax expense is current.

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

Cash flow provided by operating activities for the six months ended June 30, 2004 was $144.5 million, compared to $119.3 million for the six months ended June 30, 2003. The increase in 2004 from the earlier period results primarily from higher oil and gas production and prices.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first half of 2004.

Cash flow used in investing activities for the six months ended June 30, 2004 was $131.2 million, compared to $64.2 million for the six months ended June 30, 2003. The increase in 2004 stems from a larger exploration and development program.

Cash flow provided by financing activities in the first half of 2004 was $4.4 million versus cash used in financing activities of $30.0 million in the first half of 2003, a change of $34.4 million. The most significant item that occurred during the first quarter of 2003 was the repayment of $27.0 million of our long-term credit facility.  The cash provided by financing activities in 2004 resulted from the exercise of employee stock options.

Financial Condition

As of June 30, 2004, stockholders’ equity totaled $608.0 million, up from $534.7 million at December 31, 2003.  The increase resulted primarily from first-half 2004 net income of $66.3 million and the exercise of employee stock options.  At June 30, 2004 our cash balance equaled $58.1 million.

Working Capital

Working capital at June 30, 2004 totaled $41.3 million, compared to $37.7 million at December 31, 2003.  The largest components of this increase were higher balances in cash and receivables due to higher oil and gas production and prices. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

In October 2002, we closed on a three-year $400 million Senior Secured Revolving Credit Facility.  The Facility has a borrowing base of $275 million and we have elected a $200 million commitment amount.  The borrowing base is subject to redetermination each April and October.  Borrowings under this Facility bear interest at a LIBOR rate plus 1.25 percent to 2.00 percent, based on borrowing base usage.  Unused borrowings are subject to a commitment fee of 0.375 percent to 0.50 percent, also depending on borrowing base usage.  The Credit Facility is secured by mortgages on our oil and gas properties and the stock of our subsidiaries.  We are also subject to customary financial and non-financial covenants.  We are in compliance with all such covenants.  There were no borrowings under the Facility at December 31, 2003 and at June 30, 2004.  Because we have no publicly-traded debt, we have not sought a corporate credit rating.

Contractual Obligations and Material Commitments

We have issued parental guarantees of $8.5 million related to our marketing business for the benefit of companies we purchase gas from.

We have one firm transportation contract to transport 10,000 MMBtus per day, at $0.09 per MMBtu through December 31, 2004.  We have a right to extend this contract annually.  Maximum amount that would be payable if deliveries are not made would be $0.2 million.

We have also guaranteed delivery of 6.7 Bcf of natural gas from 13 wells over a three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, the maximum exposure is $0.5 million.  We have agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well or a prorated payment based on the total reserves on 19 wells.  The maximum amount that would be payable if we deliver no natural gas would be $0.6 million.

Additionally, we have firm sales contracts to deliver fixed volumes of gas based on an index price.  These contracts are typically one year in length.  As of June 30, 2004, we had an obligation to deliver approximately 1.2 Bcf of natural gas.  If this gas is not delivered our financial commitment would approximate $6.7 million based on index prices as of June 30, 2004.  This commitment will fluctuate due to price volatility and actual volumes delivered.  We believe no financial commitment will be due based on our proved reserves and current production levels.

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

Our projected 2004 exploration and development expenditure program of $230-260 million will require a great deal of coordination and effort.  Though there are a variety of factors that could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high degree of occurrence.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

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

Estimated production for 2004 ranges between 210 to 215 MMcfe per day.  The revenues to be realized from the sale of this production will be highly dependent on oil and gas prices. During 2003, the average price realized for our gas sales was $4.96 per Mcf and our average oil price was $29.30 per barrel.  Current indications are that 2004 prices should exceed 2003 levels. During the first half of 2004, average prices realized from our sales were $5.47 per Mcf of gas and $35.64 per barrel of oil. Prices can be highly volatile, and the probability of realized prices for 2004 to vary from current estimates is high.

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

Monthly gas price realizations during the second quarter of 2004 ranged from $5.08 per Mcf to $6.18 per Mcf.  Oil prices ranged from $35.48 per barrel to $40.33 per barrel, and for the first half of 2004, monthly realized gas prices ranged from $4.86 per Mcf to $6.18 per Mcf, with realized monthly oil prices for the period ranging from $32.71 per barrel to $40.33 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

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

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company was held on May 19, 2004.  The only matter voted upon at the annual meeting was the election of three directors.  The following directors were elected to serve until the 2007 annual meeting:

	For	Against

Cortlandt S. Dietler	35,636,658	1,158,806
Hans Helmerich	36,604,252	191,212
L.F. Rooney, III	36,191,043	604,421

The terms of office of Glenn A. Cox, David A. Hentschel, Paul D. Holleman, F.H. Merelli, Michael J. Sullivan and L. Paul Teague continued after the meeting.

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

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2004 attaching a copy of Registrant’s first quarter financial and operating results under Item 12.

Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2004 updating the Registrant’s production volume guidance under Item 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2004

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Chief Accounting Officer and Controller (Principal Accounting Officer)