Form 10-Q
period 2004-09-30
CIMAREX ENERGY CO
filed 2004-11-04
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

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
Yes  ☒    No  ☐

The number of shares Cimarex Energy Co. common stock outstanding as of September 30, 2004 was 41,600,675.

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

PART I

ITEM 1 — Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$92,197	$40,420
Receivables, net	81,215	68,293
Inventories	11,322	6,700
Deferred income taxes	1,557	1,631
Other current assets	3,985	6,160
Total current assets	190,276	123,204
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,510,448	1,331,095
Unproved properties and properties under development, not being amortized	70,686	39,370
	1,581,134	1,370,465
Less – accumulated depreciation, depletion and amortization	(832,935)	(746,161)
Net oil and gas properties	748,199	624,304
Fixed assets, net	15,934	12,092
Goodwill	44,967	44,967
Other assets, net	2,565	941
	$1,001,941	$805,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,582	$18,394
Accrued liabilities	62,199	48,339
Revenue payable	33,013	18,776
Total current liabilities	120,794	85,509
Deferred income taxes	194,774	155,293
Other liabilities	35,457	29,966

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,600,675 and 41,063,653 shares issued and outstanding, respectively	416	411
Paid-in capital	247,685	237,430
Unearned compensation	(9,141)	(9,540)
Retained earnings	411,956	306,439
	650,916	534,740
	$1,001,941	$805,508

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Gas sales	$91,333	$61,999	$256,529	$192,559
Oil sales	28,299	17,773	73,927	54,471
Marketing sales	49,329	32,822	139,921	101,459
Other, net	1,312	168	6,008	102
	170,273	112,762	476,385	348,591
Costs and expenses:
Depreciation, depletion and amortization	32,048	22,672	89,220	64,676
Asset retirement obligation accretion	319	241	913	737
Production	8,648	8,364	27,536	23,507
Transportation	2,696	2,055	7,544	5,210
Taxes other than income	9,736	6,131	27,565	19,449
Marketing purchases	48,495	32,786	138,081	100,884
General and administrative	5,398	4,181	15,040	12,320
Stock compensation	502	448	1,454	1,350
Financing costs -
Interest expense	290	302	866	998
Capitalized interest	—	—	—	(304)
Interest income	(232)	(123)	(421)	(205)
	107,900	77,057	307,798	228,622
Income before income tax expense and cumulative effect of a change in accounting principle	62,373	35,705	168,587	119,969
Income tax expense	23,191	13,164	63,070	45,245
Income before cumulative effect of a change in accounting principle	39,182	22,541	105,517	74,724
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1,605
Net income	$39,182	$22,541	$105,517	$76,329
Earnings per share:
Basic -
Income before cumulative effect of a change in accounting principle	$0.94	$0.54	$2.55	$1.80
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04
Net income	$0.94	$0.54	$2.55	$1.84
Diluted -
Income before cumulative effect of a change in accounting principle	$0.91	0.53	2.47	1.77
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04
Net income	$0.91	$0.53	$2.47	$1.81

Weighted average basic shares outstanding	41,511	41,612	41,399	41,545
Weighted average diluted shares outstanding	42,885	42,297	42,687	42,195

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$105,517	$76,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89,220	64,676
Amortization of restricted stock compensation	1,454	1,416
Cumulative effect of a change in accounting principle, net of taxes	—	(1,605)
Deferred income taxes	42,899	24,137
Asset retirement obligation accretion	913	737
Income tax benefit related to stock options exercised	3,345	561
Other	59	236
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(12,922)	1,621
Increase in inventories	(4,622)	(2,758)
(Increase) decrease in other current assets	2,175	(615)
Increase (decrease) in accounts payable	21,425	(5,740)
Increase in accrued liabilities	7,658	12,308
Increase (decrease) in other non-current liabilities	1,330	(143)
Net cash provided by operating activities	258,451	171,160

Cash flows from investing activities:
Oil and gas expenditures	(205,925)	(97,896)
Acquisition of proved oil and gas properties	(102)	(2,531)
Proceeds from sale of assets	766	231
Other expenditures	(8,078)	(6,691)
Net cash used by investing activities	(213,339)	(106,887)

Cash flows from financing activities:
Payments on long-term debt	—	(32,000)
Common stock reacquired and retired	(714)	(8)
Proceeds from issuance of common stock	7,379	2,266
Net cash provided by (used in) financing activities	6,665	(29,742)
Net increase in cash and cash equivalents	51,777	34,531
Cash and cash equivalents at beginning of period	40,420	22,327
Cash and cash equivalents at end of period	$92,197	$56,858

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2004

(Unaudited)

			Paid-in Capital	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
			(In thousands)
Balance, December 31, 2003	41,064	$411	$237,430	$(9,540)	$306,439	$534,740
Net income					105,517	105,517
Issuance of restricted stock awards	15	—	400	(400)	—	—
Issuance of restricted stock units awards	—	—	—	(1,142)	—	(1,142)
Common stock reacquired and retired	(22)	—	(714)	—	—	(714)
Shares of restricted stock exchanged for restricted stock units	(5)	—	(150)	—	—	(150)
Amortization of unearned compensation	—	—	—	1,941	—	1,941
Exercise of stock options	549	5	7,374	—	—	7,379
Tax benefit related to stock options exercised	—	—	3,345	—	—	3,345
Balance, September 30, 2004	41,601	$416	$247,685	$(9,141)	$411,956	650,916

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2004

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

Had compensation cost for the plan been determined based on the fair value at the grant dates for awards to employees under the plan, consistent with the methodology of SFAS No. 123, pro forma net income would have been as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$39,182	$22,541	$105,517	76,329
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)	(592)	(1,611)	(1,775)

Pro forma net income	$38,646	21,949	$103,906	$74,554

Earnings per share:
Basic - as reported	$0.94	0.54	$2.55	$1.84
Basic - pro forma	$0.93	0.53	$2.51	$1.79

Diluted - as reported	$0.91	0.53	$2.47	$1.81
Diluted - pro forma	$0.90	0.52	2.43	1.77

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The following summary reflects the status of stock options granted to employees and directors as of September 30, 2004, and changes during the period:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

Outstanding as of January 1, 2004	3,321,299	$14.39
Exercised	(549,477)	13.45
Granted	30,300	33.28
Outstanding as of September 30, 2004	2,802,122	$14.78	1,450,874

The following table summarizes information about Cimarex stock options held by employees and directors at September 30, 2004:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$ 6.11 to $8.14	147,017	4.0 Years	$7.84	147,017	$7.84
$ 8.15 to $10.17	77,500	4.9 Years	9.69	77,500	9.69
$ 10.18 to $12.21	462,068	3.4 Years	11.51	462,068	11.51
$ 12.22 to $14.25	461,968	6.7 Years	13.80	262,124	13.63
$ 14.26 to $16.28	306,158	6.2 Years	15.20	201,982	15.20
$ 16.29 to $18.32	1,268,111	8.1 Years	16.71	270,383	16.83
$ 18.33 to $20.36	49,000	7.7 Years	19.54	29,800	19.02
$ 20.37 to $33.28	30,300	10.0 Years	33.28	—	—

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2004 (in thousands):

Balance as of January 1, 2004	$16,463
Liabilities incurred in the current period	1,957
Liabilities settled in the current period	—
Accretion expense	913
Balance as of September 30, 2004	$19,333

4.                                      Long-Term Debt

At September 30, 2004, we had no debt outstanding.  We have the capability to borrow on our Senior Secured Revolving Credit Facility led by Bank One, N.A.  At September 30, 2004, the Facility had a borrowing base of $275 million and commitments from our lenders totaling $200 million.  The borrowing base is subject to redetermination each April and October.

Borrowings under this Facility bore interest at a LIBOR rate plus 1.25 to 2.00 percent, based on borrowing base usage.  Unused borrowings were subject to a commitment fee of 0.375 to 0.50 percent, also depending on the borrowing base usage.

The Credit Facility is secured by mortgages on certain of our oil and gas properties and the stock of our operating subsidiaries.  We are also subject to customary financial and non-financial covenants and are in compliance with those covenants.  The term of the Credit Facility was to expire in October 2005.

On October 1, 2004 the Facility has been amended with substantially the same terms.  The amendment maintains a $200 million commitment amount; however it increases the borrowing base from $275 million to $300 million.  Also, the amendment extends the term to October 2009 and does not require any additional mortgages unless outstanding borrowings exceed 50 percent of the borrowing base.  Borrowings under the amended facility bear interest at a LIBOR rate plus 1.125 percent to 1.75 percent, based on borrowing base usage.  Unused borrowings under the amendment are subject to a commitment fee of 0.25 percent to 0.50 percent, also depending on borrowing base usage.

5.                                      Income Taxes

Federal income tax expense for the three and nine months ended September 30, 2004 and 2003 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and percentage depletion.

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Current taxes	$7,591	$6,754	$20,171	$21,108
Deferred taxes	15,600	6,410	42,899	24,137
	$23,191	$13,164	$63,070	$45,245

6.                          Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Cash paid during the period for:
Interest (net of amounts capitalized)	$239	$184	$714	$591
Income taxes (net of refunds received)	$3,820	$9,958	$16,872	$14,733

7.                                      Earnings Per Share

The calculations of basic and diluted net earnings per common share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$39,182	$22,541	$105,517	$74,724
Cumulative effect of a change in accounting principle	—	—	—	1,605
Net income available to common stockholders for basic and diluted	$39,182	$22,541	$105,517	$76,329

Basic weighted-average shares outstanding	41,511	41,612	41,399	41,545
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	1,374	685	1,288	650
Diluted weighted-average shares outstanding	42,885	42,297	42,687	42,195

Basic:
Before cumulative effect of a change in accounting principle	$0.94	$0.54	$2.55	$1.80
Cumulative effect of a change in accounting principle	—	—	—	0.04
Earnings per share	$0.94	$0.54	$2.55	$1.84

Diluted:
Before cumulative effect of a change in accounting principle	$0.91	$0.53	$2.47	$1.77
Cumulative effect of a change in accounting principle	—	—	—	0.04
Earnings per share	$0.91	$0.53	$2.47	$1.81

There were stock options outstanding for 2,802,122 and 3,427,705 shares of Cimarex common stock at September 30, 2004 and 2003, respectively.  All stock options were considered potentially dilutive securities for the three and nine months ended September 30, 2004 and 2003.

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

Summarized financial information of Cimarex’s reportable segments for the three and nine months ended September 30, 2004 and 2003 is shown in the following table:

	External Sales	Operating Profit Before Income Taxes	Depreciation, Depletion and Amortization	Total Assets	Additions to Long- Lived Assets
	(In thousands)

Three Months Ended September 30, 2004:
Exploration and Production	$119,632	$60,360	$31,976	$966,172	$63,232
Natural Gas Marketing	49,329	759	72	35,769	97

Total	$168,961	$61,119	$32,048	$1,001,941	$63,329

Three Months Ended September 30, 2003:
Exploration and Production	$79,772	$35,750	$22,613	$747,613	$36,302
Natural Gas Marketing	32,822	(34)	59	24,952	(101)

Total	$112,594	$35,716	$22,672	$772,565	$36,201

Nine Months Ended September 30, 2004:
Exploration and Production	$330,456	$161,418	$89,025	$966,172	$216,473
Natural Gas Marketing	139,921	1,606	195	35,769	491

Total	$470,377	$163,024	$89,220	$1,001,941	$216,964

Nine Months Ended September 30, 2003:
Exploration and Production	$247,030	$119,965	$64,511	$747,613	$110,810
Natural Gas Marketing	101,459	391	165	24,952	177

Total	$348,489	$120,356	$64,676	$772,565	$110,987

The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	ThreeMonthsEnded September 30,		NineMonthsEnded September 30,
	2004	2003	2004	2003
Segment operating profit, including depreciation, depletion and amortization	$61,119	$35,716	$163,024	$120,356
Unallocated amounts:
Other revenue	1,312	168	6,008	102
Interest expense, net	(58)	(179)	(445)	(489)

Income before income tax expense and cumulative effect of a change in accounting principle	$62,373	$35,705	$168,587	$119,969

9.                                      Commitments and Contingencies

Litigation

Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of allegedly similar situated royalty owners in two 640-acre-spacing units. The plaintiffs allege that the two units have suffered approximately 20 Bcf of gross gas drainage. Cimarex denies that the drainage, if any, was in an amount that significant.  The plaintiffs have stated that the royalty owner class has sustained actual damages of approximately $20 million exclusive of interest and costs. We estimate that the share of such alleged damages attributable to our working interest ownership would total approximately $3.0 million exclusive of interests and costs. Plaintiffs further allege that, as a former operator, Cimarex is liable for all damages attributable to the drainage. We believe that our liability, if any, should not exceed our working interest share of any actual damages attributable to the alleged drainage.  In this regard, the court granted our request to assert third-party claims against all of the other working interest owners.  Our contention is that the other working interest owners should bear responsibility for their respective pro rata shares of damages, if any.  We cannot predict the outcome of this litigation, and accordingly, no accrual has been recorded in connection with this action.

Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.  We are also party to certain litigation as plaintiffs that could result in potential gains.  Net settlements of $3.5 million have been received in the first nine months of 2004 related to this type of litigation for which we were plaintiffs.  Such amounts were recorded as other income.  Any future potential gains are not deemed material at this time.

Transportation and Gas Deliveries

We have one firm transportation contract to transport 10,000 MMBtus per day, at $0.09 per MMBtu through December 31, 2004.  We have a right to extend this contract annually.  The maximum amount that would be payable if deliveries are not made would be $83 thousand.

We have also guaranteed delivery of 8.1 Bcf of natural gas from 16 wells over a three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, our maximum exposure is approximately $0.6 million.  We have agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well or a prorated payment based on the total reserves on 26 wells.  The maximum amount that would be payable if no gas is delivered would be $0.9 million.

Additionally, we have firm sales contracts to deliver fixed volumes of gas based on an index price.  These contracts are typically one year in length.  As of September 30, 2004, we had an obligation to deliver approximately 0.3 Bcf of natural gas.  If this gas is not delivered our financial commitment would approximate $1.7 million based on index prices as of September 30, 2004.  This commitment will fluctuate due to price volatility and actual volumes delivered.  We believe no financial commitment will be due based on our proved reserves and current production levels.

Parental Guarantees

As of September 30, 2004, Cimarex had $10 million of parental guarantees outstanding.  These guarantee the credit of certain CESI agreements and are for the benefit of certain counterparties.

Drilling Commitments

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at September 30, 2004 of approximately $10.1 million. All of the noted commitments were routine and made in the normal course of our business.

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

We project that 2004 exploration and development expenditures will approximate $250-270 million, up from $161 million in 2003.  We are expanding our 2004 program as a result of successful exploration wells drilled in 2003, growth in our western Oklahoma development projects and entry into new basins.  Similar to 2003, a large portion of our 2004 expenditures will be directed to our projects in Oklahoma, Texas and Louisiana. Approximately 60 percent of the 2004 expenditures will be spent in the mid-continent area of Oklahoma and north Texas, with nearly 30 percent to be spent in the coastal regions of Texas, Louisiana and Mississippi. The remainder of our projected expenditures will be focused in California and other western states.

Exploration and development expenditures during the third quarter of 2004 totaled $58.5 million, up from $44.7 million for the third quarter of 2003. Year to date, a total of $208.8 million has been incurred. Of these 2004 expenditures, 63 percent, or $131.0 million, was invested in projects in the mid-continent area, with 29 percent, or $60.8 million, directed toward prospects in our coastal region areas of focus. In the third quarter of 2004, we participated in drilling 61 gross wells, with an overall success rate of 87 percent.  On a net basis, 23 of 27 wells drilled during the third quarter were successful.  During the first nine months of 2004, we drilled 178 gross (86 net) wells, realizing a success rate of 87 percent.

Cash flow from operating activities for the nine months ended September 30, 2004 totaled $258.5 million, helping to fund our exploration and development expenditure program.  Due to positive drilling results during 2003 and the first nine months of 2004, nine percent of our year-to-date oil and gas production contributing to this cash flow was generated from new wells going on line within the first nine months of 2004.

Based on expected production levels, current commodity prices, and existing operating conditions, we believe we are well positioned to fund the projects identified for the remainder of 2004 and beyond.  We also have available a cash balance of $92.2 million as well as the existing borrowing capacity from our Senior Credit Facility.

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

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us. As of September 30, 2004, no liabilities have been accrued for known contingencies.  See Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Developments

The Securities and Exchange Commission (“SEC”) has proposed the postponement for one year of the acceleration of due dates of quarterly and annual reports.  Comments are due by October 1, 2005.

The SEC issued Staff Accounting Bulletin No. 106 on September 28, 2004 interpreting the application of SFAS No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method, as it pertains to the calculation of the full cost ceiling limitation and the amortization of oil and gas properties.  Our application of SFAS No. 143 is consistent with the SEC’s interpretation.

The FASB has postponed the requirement to expense the fair value of stock options and other stock-based compensation to employees until fiscal periods beginning after June 15, 2005.  No decision has been reached on the method(s) to be used to determine the fair value. We currently provide in our Notes to Consolidated Financial Statements pro forma information regarding net income as if the compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Overview

Our results of operations are impacted by oil and gas prices, which are volatile.  Realized oil prices increased from $29.07 per barrel in the third quarter of 2003 to $41.81 per barrel in the third quarter of 2004, while gas prices increased from $4.78 per Mcf to $5.63 per Mcf for the respective periods.  The majority of our revenues are from oil and gas sales, so price fluctuations can significantly affect our financial results.

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

RESULTS OF OPERATIONS

Periods Ended September 30, 2004 Compared with Periods Ended September 30, 2003

SUMMARY DATA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(IN THOUSANDS OR AS INDICATED)	2004	2003	2004	2003

Net Income	$39,182	$22,541	$105,517	$76,329
Per share-basic	0.94	0.54	2.55	1.84
Per share-diluted	0.91	0.53	2.47	1.81

Gas sales	$91,333	$61,999	$256,529	$192,559
Oil sales	28,299	17,773	73,927	54,471
Total oil and gas sales	$119,632	$79,772	$330,456	$247,030

Total gas volume-MMcf	16,212	12,966	46,438	37,200
Gas volume-MMcf per day	176.2	140.9	169.5	136.3
Average gas price-per Mcf	$5.63	$4.78	$5.52	$5.18

Total oil volume-thousand barrels	677	611	1,957	1,866
Oil volume-barrels per day	7,358	6,646	7,143	6,834
Average oil price-per barrel	$41.81	$29.07	$37.77	$29.20

Marketing sales	$49,329	$32,822	$139,921	$101,459
Marketing purchases	48,495	32,786	138,081	100,884
Marketing margin	$834	$36	$1,840	$575

Other revenues	$1,312	$168	$6,008	$102

Costs and expenses:
Depreciation, depletion and amortization	$32,048	$22,672	$89,220	$64,676
Production	8,648	8,364	27,536	23,507
Transportation	2,696	2,055	7,544	5,210
Taxes other than income	9,736	6,131	27,565	19,449
General and administrative	5,398	4,181	15,040	12,320
Stock compensation	502	448	1,454	1,350
Asset retirement obligation accretion	319	241	913	737
Financing costs, net	58	179	445	489

We reported net income of $39.2 million, or $0.91 per diluted share in the third quarter of 2004 compared to net income of $22.5 million, or $0.53 per diluted share for the same period in 2003. For the nine months ended September 30, 2004, net income was $105.5 million, or $2.47 per diluted share, compared to net income of $76.3 million, or $1.81 per diluted share, for the same period in 2003. Included in the nine months of 2003 net income is $1.6 million of earnings (net of income taxes) from the cumulative effect of change in accounting principle resulting from the adoption of SFAS 143, Accounting for Asset Retirement Obligations.  The remainder of the change in net income results from the net effect of changes in revenues and costs, as discussed further.

Oil and gas sales for third quarter of 2004 totaled $119.6 million, compared to $79.8 million for the third quarter of 2003.  The $39.8 million increase in sales between the two periods results from $17.4 million due to higher production volumes and $22.4 million related to higher commodity prices.  For the nine months ended September 30, 2004, oil and gas sales increased by $83.5 million, or 34 percent, to $330.5 million from $247.0 million during the nine months of 2003.  Higher production volumes increased sales by $50.7 million and higher commodity prices contributed $32.8 million to the increase between the two nine-month periods

Realized gas prices averaged $5.63 per Mcf for the three months ended September 30, 2004, compared to $4.78 per Mcf for the third quarter of 2003.  This 18 percent change increased sales by $13.8 million between the two periods. Realized oil prices averaged $41.81 per barrel for the third quarter of 2004, compared to $29.07 per barrel for the same period in 2003.  The increase in sales between periods resulting from this 44 percent improvement in oil prices totaled $8.6 million.  For the nine months ended September 30, 2004, realized gas prices increased to $5.52 per Mcf from $5.18 per Mcf realized in the nine months of 2003.  This price increase contributed $16.0 million to the increase in sales between the two nine-month periods.  Realized oil prices averaged $37.77 per barrel for the nine months of 2004, compared to $29.20 per barrel for the same period in 2003, resulting in an $16.8 million increase in sales between periods.  Changes in realized prices were the direct result of overall market conditions.  We have not entered into any derivative contracts or hedges with respect to our production.

Sales also benefited from higher production volumes.  Average gas volumes rose 35.3 MMcf per day in the third quarter of 2004 to 176.2 MMcf per day from 140.9 MMcf per day in the third quarter of 2003, resulting in $15.5 million of incremental revenues.  Oil volumes averaged 7,358 barrels per day for the third quarter of 2004, compared to 6,646 barrels per day in the same period of 2003, resulting in increased revenues of $1.9 million.  For the nine months of 2004, gas volumes averaged 169.5 MMcf per day and oil volumes equaled 7,143 barrels per day, compared to the nine-month 2003 volumes of 136.3 MMcf per day and 6,834 barrels per day.  The higher gas volumes increased sales between the two periods by $48.0 million, and higher oil volumes resulted in $2.7 million of additional revenues. The increase in sales volumes between the periods of 2004 and 2003 is due to positive drilling results. Notable production gains have been achieved from our 2004 projects in Liberty County Texas (production of 13.5 MMcf and 606 barrels per day reported in the third quarter of 2004 from new wells); Vermillion Parish, Louisiana (new well production of 12.7 MMcf and 203 barrels per day in the third quarter of 2004); Kiowa County, Oklahoma (5.3 MMcf per day in the third quarter 2004 from new wells); and California and the Permian Basin of west Texas and southeast New Mexico (collectively producing in the third quarter of 2004 4.5 MMcf per day from new wells).

Marketing sales net of related purchases equaled $834 thousand in the third quarter of 2004 compared to $36 thousand in the third quarter of 2003.  For the nine months ended September 30, 2004 and 2003, marketing sales net of related purchases totaled $1.8 million and $575 thousand, respectively.  These sales relate to marketing activities with outside parties conducted by our marketing group.  The financial impact from these activities is small relative to our overall results of operations. Revenues and costs related to marketing of our own production are eliminated in consolidation.

Other revenues of $6.0 million in the nine months of 2004 consist of $3.5 million of net settlements related to litigation for which we were plaintiffs.  The remaining $2.5 million pertains primarily to gains on the sale of miscellaneous equipment.

Costs and Expenses

Costs and expenses (not including marketing purchases) were $59.4 million in the third quarter of 2004 compared to $44.3 million in the same period of 2003.  For the nine months of 2004 and 2003, these overall costs and expenses equaled $169.7 million and $127.7 million, respectively.  Depreciation, depletion and amortization (DD&A) was the largest component of these increases between periods. DD&A equaled $32.0 million in the third quarter of 2004 compared to $22.7 million in the same period of 2003. For the nine months of 2004 and 2003, DD&A totaled $89.2 million and $64.7 million, respectively. On a unit of production basis, DD&A was $1.58 per Mcfe in the third quarter of 2004 compared to $1.36 per Mcfe for the third quarter of 2003.  For the nine months of 2004 and 2003, DD&A on a unit of production basis equaled $1.53 per Mcfe and $1.34 per Mcfe, respectively. The increases largely stem from higher costs for reserves added during 2003 and 2004.

Production costs rose $0.2 million from $8.4 million ($0.50 per Mcfe) in the third quarter of 2003 to $8.6 million ($0.43 per Mcfe) in the third quarter of 2004.  For the nine months of 2004 and 2003, production costs equaled $27.5 million ($0.47 per Mcfe) and $23.5 million ($0.49 per Mcfe), respectively.  The higher year-to-date costs resulted primarily from the installation and operation of additional compressors (primarily in Kansas) to enhance production, higher field operating expenses from an expanded number of properties, and higher maintenance costs.  As production increases, however, due to additional successful wells and enhanced production rates from existing wells, costs on a per unit basis is slowly decreasing.

Transportation costs increased from $2.1 million, or $0.12 per Mcfe, in the third quarter of 2003 to $2.7 million, or $0.13 per Mcfe, in the third quarter of 2004.  Transportation costs for the nine months of 2004 equaled $7.5 million compared to $5.2 million for the same period in 2003.  The increase is the result of expiring contracts being renewed with increased current market rates. The cost of $0.13 per Mcfe in the third quarter of 2004 is consistent with the last five previous quarters.

Taxes other than income were $3.6 million greater, rising from $6.1 million in the third quarter of 2003 to $9.7 million in the same period of 2004.  For the nine months of 2004 and 2003, these costs totaled $27.6 million and $19.4 million, respectively.  The increases between periods resulted from increases in oil and gas sales stemming from higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $1.2 million from $4.2 million in the third quarter of 2003 to $5.4 million in the third quarter of 2004.  G&A expenses for the nine months of 2004 equaled $15.0 million compared to $12.3 million for the same period of 2003.  The increases between periods are due mainly to an expansion of staff and higher employee-benefit costs.

Income tax expense

Income tax expense totaled $23.2 million for the third quarter of 2004 versus $13.2 million for the same period of 2003.  Tax expense equaled a combined Federal and state effective income tax rate of 37.2 percent and 36.9 percent in the third quarters of 2004 and 2003, respectively.  Income tax expense for the nine months of 2004 equaled $63.1 million compared to $45.2 million for the same period of 2003, equating to combined Federal and state effective income tax rates of 37.4 percent and 37.7 percent, respectively.  We estimate that $20.2 million of our year-to-date 2004 income tax expense is current.

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

Cash flow provided by operating activities for the nine months ended September 30, 2004 was $258.5 million, compared to $171.2 million for the nine months ended September 30, 2003. The increase in 2004 from the earlier period results primarily from higher oil and gas production and prices.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first half of 2004.

Cash flow used in investing activities for the nine months ended September 30, 2004 was $213.3 million, compared to $106.9 million for the nine months ended September 30, 2003. The increase in 2004 stems from a larger exploration and development program.

Cash flow provided by financing activities in the first nine months of 2004 was $6.7 million versus cash used in financing activities of $29.7 million in the first nine months of 2003, a change of $36.4 million. The most significant item that occurred during the first half of 2003 was the repayment of $32.0 million of our long-term credit facility.  The cash provided by financing activities in 2004 resulted from the exercise of employee stock options.

Financial Condition

As of September 30, 2004, stockholders’ equity totaled $650.9 million, up from $534.7 million at December 31, 2003.  The increase resulted primarily from 2004 net income of $105.5 million for the first nine months and the exercise of employee stock options.  At September 30, 2004 our cash balance equaled $92.2 million.

Working Capital

Working capital at September 30, 2004 totaled $69.5 million, compared to $37.7 million at December 31, 2003.  The largest component of this increase was a higher balance in cash due to higher oil and gas production and prices. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

In October 2002, we closed on a three-year $400 million Senior Secured Revolving Credit Facility.  The Facility had a borrowing base of $275 million and we elected a $200 million commitment amount.  The borrowing base was subject to redetermination each April and October.  Borrowings under this Facility bore interest at a LIBOR rate plus 1.25 percent to 2.00 percent, based on borrowing base usage.  Unused borrowings were subject to a commitment fee of 0.375 percent to 0.50 percent, also depending on borrowing base usage.  The Credit Facility was secured by mortgages on our oil and gas properties and the stock of our subsidiaries.  We were also subject to customary financial and non-financial covenants.  We are in compliance with all such covenants. There were no borrowings under the Facility at December 31, 2003 and at September 30, 2004.  On October 1, 2004 the Facility has been amended with substantially the same terms.  The amendment maintains a $200 million commitment amount; however it increases the borrowing base from $275 million to $300 million.  Also, the amendment extends the term to October 2009 and does not require any additional mortgages unless outstanding borrowings exceed 50 percent of the borrowing base.  Borrowings under the amended facility bear interest at a LIBOR rate plus 1.125 percent to 1.75 percent, based on borrowing base usage.  Unused borrowings under the amendment are subject to a commitment fee of 0.25 percent to 0.50 percent, also depending on borrowing base usage.  Because we have no publicly-traded debt, we have not sought a corporate credit rating.

Contractual Obligations and Material Commitments

We have issued parental guarantees of $10.0 million related to our marketing business for the benefit of companies we purchase gas from.

We have one firm transportation contract to transport 10,000 MMBtus per day, at $0.09 per MMBtu through December 31, 2004.  We have a right to extend this contract annually.  Maximum amount that would be payable if deliveries are not made would be $83 thousand.

We have also guaranteed delivery of 8.1 Bcf of natural gas from 16 wells over a three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, the maximum exposure is $0.6 million.  We have agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well or a prorated payment based on the total reserves on 26 wells.  The maximum amount that would be payable if we deliver no natural gas would be $0.9 million.

Additionally, we have firm sales contracts to deliver fixed volumes of gas based on an index price.  These contracts are typically one year in length.  As of September 30, 2004, we had an obligation to deliver approximately 0.3 Bcf of natural gas.  If this gas is not delivered our financial commitment would approximate $1.7 million based on index prices as of September 30, 2004.  This commitment will fluctuate due to price volatility and actual volumes delivered.  We believe no financial commitment will be due based on our proved reserves and current production levels.

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

Our projected 2004 exploration and development expenditure program of $250-270 million will require a great deal of coordination and effort.  Though there are a variety of factors that could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high degree of occurrence.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

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

Estimated production for 2004 ranges between 212 to 215 MMcfe per day.  The revenues to be realized from the sale of this production will be highly dependent on oil and gas prices. During 2003, the average price realized for our gas sales was $4.96 per Mcf and our average oil price was $29.30 per barrel.  Current indications are that 2004 prices will exceed 2003 levels. During the first nine months of 2004, average prices realized from our sales were $5.52 per Mcf of gas and $37.77 per barrel of oil. Prices can be highly volatile, and the probability of realized prices for 2004 to vary from current estimates is high.

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

Monthly gas price realizations during the third quarter of 2004 ranged from $5.04 per Mcf to $6.05 per Mcf.  Oil prices ranged from $39.06 per barrel to $43.54 per barrel, and for the first nine months of 2004, monthly realized gas prices ranged from $4.86 per Mcf to $6.18 per Mcf, with realized monthly oil prices for the period ranging from $32.71 per barrel to $43.54 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

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

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

10.1      Second Amendment to Credit Agreement, dated October 1, 2004 among Cimarex Energy Co., BankOne, NA, as Administrative Agent, and the Lenders under the Credit Agreement.

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

(b)     Reports on Form 8-K:

Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004 attaching a copy of Registrant’s first quarter financial and operating results under Item 12.

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2004 updating the Registrant’s production volume guidance under Item 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2004

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Chief Accounting Officer and Controller
(Principal Accounting Officer)