Form 10-Q
period 2005-03-31
CIMAREX ENERGY CO
filed 2005-05-09
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                (Mark One)

     ☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities

Exchange Act of 1934

     ☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Quarterly Period ended March 31, 2005

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

The number of shares Cimarex Energy Co. common stock outstanding as of March 31, 2005 was 41,774,841.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
Assets	2005	2004
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$113,025	$115,746
Receivables, net	96,118	103,989
Inventories	14,034	9,742
Deferred income taxes	1,467	2,149
Other current assets	7,943	4,821

Total current assets	232,587	236,447

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	1,699,528	1,596,704
Unproved properties and properties under development, not being amortized	63,030	72,249
	1,762,558	1,668,953
Less — accumulated depreciation, depletion and amortization	(903,704)	(866,660)
Net oil and gas properties	858,854	802,293
Fixed assets, net	17,483	16,109
Goodwill	44,967	44,967
Other assets, net	6,462	5,630
	$1,160,353	$1,105,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,034	$26,511
Accrued liabilities	66,991	77,362
Revenue payable	37,516	39,129
Total current liabilities	134,541	143,002
Deferred income taxes	241,640	225,285
Other liabilities	38,561	36,447
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,774,841 and 41,729,280 shares issued and outstanding, respectively	418	417
Paid-in capital	252,031	250,248
Unearned compensation	(10,268)	(10,072)
Retained earnings	503,396	460,031
Accumulated other comprehensive income	34	88
	745,611	700,712
	$1,160,353	$1,105,446

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share data)
Revenues:
Gas sales	$105,874	$74,332
Oil sales	31,508	21,178
Marketing sales	53,736	36,761
Other, net	589	3,648
	191,707	135,919
Costs and expenses:
Depreciation, depletion and amortization	38,085	26,338
Asset retirement obligation accretion	385	290
Transportation	2,474	2,355
Production	10,171	9,469
Taxes other than income	10,895	8,365
Marketing purchases	53,227	36,300
General and administrative	7,892	4,509
Stock compensation	1,225	468
Financing costs -
Interest expense	188	296
Interest income	(652)	(87)
	123,890	88,303

Income before income tax expense	67,817	47,616
Income tax expense	24,452	17,751
Net income	$43,365	$29,865
Earnings per share:
Basic	$1.04	$0.72
Diluted	$1.00	$0.70

Weighted average shares outstanding:
Basic	41,749	41,305
Diluted	43,218	42,615

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For theThree Months
	Ended March 31,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$43,365	$29,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,085	26,338
Asset retirement obligation accretion	385	290
Deferred income taxes	17,312	10,924
Stock compensation	1,225	468
Other	697	1,567
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	7,871	(13,435)
(Increase) in inventories	(4,292)	(2,677)
(Increase) decrease in other current assets	(3,122)	1,837
Increase in accounts payable	1,910	9,354
(Decrease) in accrued liabilities	(6,925)	(1,511)
Increase (decrease) in other non-current liabilities	(83)	27
Net cash provided by operating activities	96,428	63,047
Cash flows from investing activities:
Oil and gas expenditures	(96,473)	(67,376)
Acquisition of proved oil and gas properties	(243)	(9)
Proceeds from sale of assets	37	113
Other expenditures	(3,093)	(1,952)
Net cash used by investing activities	(99,772)	(69,224)
Cash flows from financing activities:
Common stock reacquired and retired	(67)	(121)
Proceeds from issuance of common stock	690	4,371
Net cash provided by financing activities	623	4,250
Net change in cash and cash equivalents	(2,721)	(1,927)
Cash and cash equivalents at beginning of period	115,746	40,420
Cash and cash equivalents at end of period	$113,025	$38,493

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2005

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
			(In thousands)

Balance, December 31, 2004	41,729	$417	$250,248	$(10,072)	$460,031	$88	$700,712
Net income	—	—	—	—	43,365	—	43,365
Issuance of restricted stock units awards	—	—	—	(979)	—	—	(979)
Common stock reacquired and retired	(1)	—	(67)	—	—	—	(67)
Amortization of unearned compensation	—	—	—	783	—	—	783
Exercise of stock options	47	1	689	—	—	—	690
Tax benefit related to stock options exercised	—	—	451	—	—	—	451
Stock Option Compensation Expense	—	—	710	—	—	—	710
Net unrealized losses on marketable securites	—	—	—	—	—	(54)	(54)
Balance, March 31, 2005	41,775	$418	$252,031	$(10,268)	$503,396	$34	$745,611

See accompanying vote an consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

1.         Basis of Presentation

The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company).  We believe these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations.  We prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K.  These interim financial statements should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

2.         Stock Options

                As discussed more fully in the notes to the financial statements of our annual report on Form 10-K for the year ended December 31, 2004, Cimarex’s 2002 Stock Incentive Plan reserves seven million shares of common stock for issuance to directors and employees, including officers.  Options granted under the plan after December 5, 2002, expire ten years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date.  All grants are made at the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

Upon the exercise of the options for shares of common stock, the employee is required to hold at least 50 percent of the profit shares, as defined in the plan, until the eighth anniversary of the grant date.  The incentive plan provides for accelerated vesting if there is a change in control (as defined in the plan).

For periods prior to January 1, 2005, we applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for all stock option grants.  No compensation cost had been recognized for stock options granted, as the option prices were equal to the market price of the underlying common stock on the date of grant.

            Effective January 1, 2005, we have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment.   SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees. Utilizing the Black-Scholes option-pricing model, the impact of the adoption resulted in a first-quarter charge to compensation expense of $710 thousand, or an after tax effect of approximately $440 thousand or $0.01 per diluted share.

The fair value of each option award was estimated as of the date of grant using the Black-Scholes option-pricing model.  Expected volatilities were based on the historical volatility of our common stock.  Historical data was also used to estimate option exercise, expected years until exercise and employee termination within the valuation model.  The risk free interest rate is based on U.S. Treasury Securities at a constant five year fixed maturity in effect at the date of the grant.

Had compensation cost for the plan been determined based on the fair value at the grant dates for awards to employees under the plan, consistent with the methodology of SFAS No. 123R for the three months ended March 31, 2004, such compensation expense would have been $867,000.  Pro forma net income for the three months ended March 31, 2004 would have been as indicated below:

Net income, as reported	$29,865
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(538)

Pro forma net income	$29,327

Earnings per share:
Basic — as reported	$0.72
Basic — pro forma	$0.71

Diluted — as reported	$0.70
Diluted — pro forma	$0.69

            There were no stock options granted to employees during the three months ended March 31, 2005 and 2004.

The following summary reflects the status of stock options granted to employees and directors as of March 31, 2005, and changes during the period:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
				($000)
Outstanding as of January 1, 2005	2,657,082	$14.95
Exercised	(47,244)	14.60
Granted	—	—
Outstanding as of March 31, 2005	2,609,838	$14.95	6.2 Years	$62,615
Exercisable as of March 31, 2005	1,726,511	$13.89	3.6 Years	$43,250

The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2004 was $1.2 million and $4.1 million, respectively.

The following summary reflects the status of nonvested stock options granted to employees and directors as of March 31, 2005, and changes during the period:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested as of January 1, 2005	883,327	$17.02
Vested	—
Granted	—
Forfeited	—
Nonvested as of March 31, 2005	883,327	$17.02
Exercisable as of March 31, 2005	1,726,511	$13.89

As of March 31, 2005 there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our incentive plan.  That cost is expected to be recognized pro rata over a weighted-average period of 7.8 years.  As noted above, options vest on the anniversary of the grant date.  No shares vested during the three months ended March 31, 2005 and therefore there is no fair value attributable to such shares.

Cash received from option exercises during the three months ended March 31, 2005 and 2004 was approximately $690 thousand and $4.4 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled approximately $451.4 thousand and $1.6 million, respectively for the three months ended March 31, 2005 and 2004.

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2005 (in thousands):

Balance as of January 1, 2005	$19,762
Liabilities incurred in the current period	691
Liabilities settled in the current period	(17)
Accretion expense	351

Balance as of March 31, 2005	20,787
Less: Current asset retirement obligation	2,574
Long-term asset retirement obligation	$18,213

4.         Long-Term Debt

At March 31, 2005, we had no debt outstanding.  We have the capability to borrow on our Senior Secured Revolving Credit Facility.  In October 2002, we entered into the Facility which had a borrowing base of $275 million and commitments from our lenders totaling $200 million.

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

5.         Income Taxes

Federal income tax expense for the three months ended March 31, 2005 and 2004 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and other deductible costs.

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Current taxes	$7,140	$6,827
Deferred taxes	17,312	10,924
	$24,452	$17,751

6.                          Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Cash paid during the period for:
Interest (net of amounts capitalized)	$180	$434
Income taxes (net of refunds received)	$1,990	$1,706

7.         Earnings Per Share

The calculations of basic and diluted net earnings per common share are presented below:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)

Net income available to common stockholders for basic and diluted shares	$43,365	$29,865

Basic weighted-average shares outstanding	41,749	41,305
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	1,469	1,310
Diluted weighted-average shares outstanding	43,218	42,615

Earnings per share:
Basic	$1.04	$0.72
Diluted	$1.00	$0.70

There were stock options outstanding for 2,609,838 and 3,010,230 shares of Cimarex common stock at March 31, 2005 and 2004, respectively.  All stock options were considered potentially dilutive securities for each of the periods presented.

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

Summarized financial information of Cimarex’s reportable segments for the three months ended March 31, 2005 and 2004 is shown in the following table:

		Operating
		Profit			Additions
		Before			to Long-
	External	Income		Total	Lived
	Sales	Taxes	DD&A	Assets	Assets
	(In thousands)
Three Months Ended March 31, 2005:
Exploration and Production	$137,382	$66,334	$38,012	$1,109,863	$95,545
Natural Gas Marketing	53,736	430	73	50,490	528

Total	$191,118	$66,764	$38,085	$1,160,353	$96,073

Three Months Ended March 31, 2004:
Exploration and Production	$95,510	$43,778	$26,278	$829,060	$70,267
Natural Gas Marketing	36,761	399	60	33,470	312

Total	$132,271	44,177	26,338	862,530	70,579

The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended
	March 31,
	2005	2004
Segment operating profit including depreciation depletion and amortization	$66,764	$44,177
Unallocated amounts:
Other revenue	589	3,648
Interest income	652	87
Interest expense	(188)	(296)
	$67,817	$47,616

9.         Commitments and Contingencies

Litigation

As discussed more fully in the notes to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2004, Cimarex is a defendant to certain claims relating to drainage of gas from two properties that it operates.  We cannot predict the outcome of this litigation, and accordingly, no accrual has been recorded in connection with this action.  Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.

Gas Deliveries

As of March 31, 2005, we have guaranteed delivery of 16.3 Bcf of natural gas from 25 wells over a rolling three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, our maximum exposure is approximately $1.1 million.  We have also agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well for 23 wells.  The maximum amount that would be payable, if no gas is delivered, would be approximately $900 thousand.

Parental Guarantees

As of March 31, 2005, Cimarex had $10.5 million of parental guarantees outstanding.  These guarantee the credit of certain Cimarex Energy Services, Inc. agreements and are for the benefit of certain counterparties.

Drilling Commitments

                The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at March 31, 2005 of approximately $22.6 million. All of the noted commitments were routine and made in the normal course of our business.

Tax Sharing Agreement

                On September 30, 2002, Cimarex entered into an agreement with H&P that provides indemnification of H&P in connection with any future tax claims that may be made relating to the oil and gas exploration and production assets contributed to Cimarex by H&P.

.

10.     Proposed Purchase of Magnum Hunter Resources, Inc.

             On January 26, 2005, Cimarex announced that its board of directors had unanimously approved an agreement and plan of merger that provides for the acquisition by Cimarex of Irving, Texas-based Magnum Hunter Resources, Inc.  Terms of the merger agreement provide that Magnum Hunter stockholders will receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock that they own.  As a result of the merger transaction and based on the number of outstanding shares of Magnum Hunter common stock on March 31, 2005, Cimarex expects to issue approximately 39.5 million common shares to Magnum Hunter’s common stockholders (excluding 2.2 million shares to be issued to wholly owned subsidiaries of Magnum Hunter).  After closing, the combined company will have approximately 81.3 million shares outstanding, and Cimarex stockholders will own 51.4 percent and Magnum Hunter stockholders 48.6 percent.  The merger will be accounted for as a purchase of Magnum Hunter by Cimarex.  The merger remains subject to approval by both companies’ stockholders as well as regulatory approvals.

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

The forward-looking statements in this Form 10-Q do not include any risks, uncertainties or forward-looking information associated with our proposed acquisition of Magnum Hunter or the operations of the combined company following the proposed acquisition, if completed.  For a discussion of additional risks, uncertainties and forward-looking information related to the proposed acquisition, as well as additional associated cautionary statements, see the discussion under the caption “Cautionary Statement Concerning Forward-Looking Statements” in the Form S-4 Registration Statement (File No. 333-123019) filed by Cimarex with the Securities and Exchange Commission on May 2, 2005.

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are presently focused in Oklahoma, Texas, Kansas and Louisiana. Our primary focus is to explore for and discover new reserves. To supplement our growth, we also consider acquisitions and mergers, such as the proposed acquisition of Magnum Hunter Resources, Inc.  On January 26, 2005, Cimarex announced that its board of directors had unanimously approved an agreement and plan of merger that provides for the acquisition by Cimarex of Irving, Texas-based Magnum Hunter Resources, Inc.  Terms of the merger agreement provide that Magnum Hunter stockholders will receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock that they own.  As a result of the merger transaction and based on the number of outstanding shares of Magnum Hunter common stock on March 31, 2005, Cimarex expects to issue approximately 39.5 million common shares to Magnum Hunter’s common stockholders (excluding 2.2 million shares to be issued to wholly owned subsidiaries of Magnum Hunter).  After closing, the combined company will have approximately 81.3 million shares outstanding, and Cimarex stockholders will own 51.4 percent and Magnum Hunter stockholders 48.6 percent.  The merger will be accounted for as a purchase of Magnum Hunter by Cimarex.  The merger remains subject to approval by both companies’ stockholders as well as regulatory approvals.

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

Approach to the Business

The following discussion does not include the effects of a merger with Magnum Hunter.

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

Exploration and development expenditures during the first quarter of 2005 totaled $92.7 million, up from $68.6 million for the first quarter of 2004. In the first quarter of 2005, we participated in drilling 59 gross wells, with an overall success rate of 81 percent.  On a net basis, 27 of 35 wells drilled during the first quarter were successful.

Cash flow from operating activities for the three months ended March 31, 2005 totaled $96.4 million, helping to fund our exploration and development expenditure program.  Due to positive drilling results during 2004 and the first three months of 2005, three percent of our year-to-date oil and gas production contributing to this cash flow was generated from new wells going on line within the first quarter of 2005.

Based on expected cash provided by operating activities and stockholders’ equity of $745.6 million, a cash balance of $113.0 million and no debt, we believe we are well positioned to fund the projects identified for the remainder of 2005 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Our significant accounting policies are described in Note 3 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2004.  In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.  We analyze our estimates, including those related to oil and gas revenues, reserves and properties, as well as goodwill and contingencies, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from oil and gas sales are recognized based on the sales method, with revenue recognized on actual volumes sold to purchasers.  There is a ready market for oil and gas, with sales occurring soon after production.

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data.  The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. For 2004 revisions of reserve estimates resulted in an increase of 1.2 MMBbls of oil and an increase of 20.1 Bcf of gas, representing eight percent and five percent of  proved oil and gas reserves, respectively, as if December 31, 2004.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment assessment.  A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred.  The volatility of oil and gas prices may cause more frequent assessments.   The impairment assessment requires us to make estimates regarding the fair value of the reporting unit.  The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. These factors are each individually weighted to estimate the total fair value of the reporting unit.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the unit is considered not impaired.  If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment.  We recorded $45.0 million of goodwill in the purchase of Key on September 30, 2002.  To date, no related impairment has been recorded.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us.  As of March 31, 2005, no liabilities have been accrued for known contingencies.  See Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Developments

                In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations, which clarifies a more uniform application to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated.  Cimarex is in compliance with the Interpretation.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 on March 29, 2005, which permits registrants to choose from different valuation models to estimate the fair value of share options and also provides guidance on developing assumptions used in the valuation models.  Also, on April 15, 2005, the SEC issued a rule deferring the deadline for adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, from the first interim period after June 15, 2005 to the first annual period after June 15, 2005. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees. Cimarex has adopted the provisions of SFAS No. 123R in the first quarter of 2005, utilizing the Black-Scholes option-pricing model. The impact of the adoption resulted in a first-quarter expense before tax of approximately $710 thousand.  For periods prior to January 1, 2005, we applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for all stock option grants.  No compensation cost had been recognized for stock options granted, as the option prices were equal to the market price of the underlying common stock on the date of grant.

Overview

Our results of operations are impacted by oil and gas prices, which are volatile.  Realized oil and gas prices increased from $33.80 per barrel and $5.26 per Mcf in the first quarter of 2004 to $47.28 per barrel and $6.00 per MCF in the first quarter of 2005. The majority of our revenues are from oil and gas sales, so price fluctuations can significantly affect our financial results.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2005 Compared with Three Months Ended March 31, 2004

SUMMARY DATA:	For the Three Months Ended
	March 31,
(IN THOUSANDS OR AS INDICATED)	2005	2004

Net Income	$43,365	$29,865
Per share-basic	1.04	0.72
Per share-diluted	1.00	0.70

Gas sales	$105,874	$74,332
Oil sales	31,508	21,178
Total oil and gas sales	$137,382	$95,510

Total gas volume-MMcf	17,636	14,130
Gas volume-MMcf per day	196.0	155.3
Average gas price-per Mcf	$6.00	$5.26

Total oil volume-thousand barrels	666	627
Oil volume-barrels per day	7,404	6,886
Average oil price-per barrel	$47.28	$33.80

Marketing sales	$53,736	$36,761
Marketing purchases	53,227	36,300
Marketing margin	$509	$461

Other revenues	$589	$3,648

Costs and expenses:
Depreciation, depletion and amortization	$38,085	$26,338
Production	10,171	9,469
Transportation	2,474	2,355
Taxes other than income	10,895	8,365
General and administrative	7,892	4,509
Stock compensation	1,225	468
Asset retirement obligation accretion	385	290
Financing costs, net	(464)	209

We reported net income of $43.4 million, or $1.00 per diluted share in the first quarter of 2005 compared to net income of $29.9 million, or $0.70 per diluted share for the same period in 2004. The change in net income results from the net effect of changes in revenues and costs, as discussed further.

Oil and gas sales for first quarter of 2005 totaled $137.4 million, compared to $95.5 million for the first quarter of 2004.  The $41.9 million increase in sales between the two periods results from $19.8 million due to higher production volumes and $22.1 million related to higher commodity prices.

Realized gas prices averaged $6.00 per Mcf for the three months ended March 31, 2005, compared to $5.26 per Mcf for the first quarter of 2004.  This 14 percent change increased sales by $13.1 million between the two periods. Realized oil prices averaged $47.28 per barrel for the first quarter of 2005, compared to $33.80 per barrel for the same period in 2004.  The increase in sales between periods resulting from this 40 percent improvement in oil prices totaled $9.0 million.    We have not entered into any derivative contracts or hedges with respect to our production.

Sales also benefited from higher production volumes.  Average gas volumes rose 40.7 MMcf per day in the first quarter of 2005 to 196.0 MMcf per day from 155.3 MMcf per day in the first quarter of 2004, resulting in $18.5 million of incremental revenues.  Oil volumes averaged 7,404 barrels per day for the first quarter of 2005, compared to 6,886 barrels per day in the same period of 2004, resulting in increased revenues of $1.3 million. The increase in sales volumes between the periods of 2005 and 2004 is due to positive drilling results.

Marketing sales net of related purchases equaled $509 thousand in the first quarter of 2005 compared to $461 thousand in the first quarter of 2004.  These sales relate to marketing activities with outside parties conducted by our marketing group.  The financial impact from these activities is small relative to our overall results of operations. Revenues and costs related to marketing of our own production are eliminated in consolidation.

Other revenues equaled $0.6 million for the first three months of 2005, consisting of gains on sale of miscellaneous equipment.  Other revenues for the first quarter of 2004 equaled $3.6 million comprised of $3.0 million of net settlements related to litigation for which we were plaintiffs, and $0.6 million pertaining to gains on the sale of miscellaneous equipment.

Costs and Expenses

Costs and expenses (not including marketing purchases or income tax expense) were $70.7 million in the first quarter of 2005 compared to $52.0 million in the same period of 2004.  Depreciation, depletion and amortization (DD&A) was the largest component of these increases between periods. DD&A equaled $38.1 million in the first quarter of 2005 compared to $26.4 million in the same period of 2004. On a unit of production basis, DD&A was $1.76 per Mcfe in the first quarter of 2005 compared to $1.47 per Mcfe for the first quarter of 2004. The increases largely stem from higher costs for reserves added during 2004 and 2005.

Production costs rose $0.7 million from $9.5 million ($0.53 per Mcfe) in the first quarter of 2004 to $10.2 million ($0.47 per Mcfe) in the first quarter of 2005.  The higher costs in 2005 resulted primarily from higher field operating expenses from an expanded number of properties, and higher maintenance costs.  As production increases, however, due to additional successful wells and enhanced production rates from existing wells, costs on a per unit basis is slowly decreasing.

                Transportation costs increased from $2.4 million, or $0.13 per Mcfe, in the first quarter of 2004 to $2.5 million, or $0.11 per Mcfe, in the first quarter of 2005.  The small increase is the result of expiring contracts being renewed with increased current market rates.

              Taxes other than income were $2.5 million greater, rising from $8.4 million in the first quarter of 2004 to $10.9 million in the same period of 2005.    The increases between periods resulted from increases in oil and gas sales stemming from higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $3.4 million from $4.5 million in the first quarter of 2004 to $7.9 million in the first quarter of 2005.    The increases between periods are due mainly to an expansion of staff and higher employee-benefit costs.

Stock compensation increased from $0.5 million in the first quarter of 2004 to $1.2 million in the first quarter of 2005 due to the $0.7 million expensing of stock options resulting from the adoption of SFAS No. 123R.  As of March 31, 2005, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plan.  That cost is expected to be recognized pro rata over a weighted-average period of 7.8 years.

Income tax expense

Income tax expense totaled $24.5 million for the first quarter of 2005 versus $17.8 million for the same period of 2004.  Tax expense equaled a combined Federal and state effective income tax rate of 36.1 percent and 37.3 percent in the first quarters of 2005 and 2004, respectively. The effective rate was slightly lower in 2005 due to the effect of the Income Attributable to Domestic Production Activities Deduction allowed by the American Jobs Creation Act of 2004.   We estimate that $7.1 million of our year-to-date 2005 income tax expense is current.

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

Cash flow provided by operating activities for the three months ended March 31, 2005 was $96.4 million, compared to $63.0 million for the three months ended March 31, 2004. The increase in 2005 from the earlier period results primarily from higher oil and gas production and prices.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first quarter of 2005.

Cash flow used in investing activities for the three months ended March 31, 2005 was $99.8 million, compared to $69.2 million for the three months ended March 31, 2004. The increase in 2005 stems from a larger exploration and development program.

Cash flow provided by financing activities in the first three months of 2005 was $0.6 million versus $4.3 million in the first three months of 2004.  The cash provided by financing activities in 2005 and 2004 resulted from the exercise of employee stock options.

Financial Condition

As of March 31, 2005, stockholders’ equity totaled $745.6 million, up from $700.7 million at December 31, 2004.  The increase resulted primarily from first-quarter 2005 net income of $43.4 million.  At March 31, 2005 our cash balance equaled $113.0 million.

Working Capital

Working capital at March 31, 2005 totaled $98.1 million, compared to $93.4 million at December 31, 2004.  Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

In October 2002, we closed on a three-year $400 million Senior Secured Revolving Credit Facility.  The Facility had a borrowing base of $275 million and we elected a $200 million commitment amount.  The borrowing base was subject to re-determination each April and October.  Borrowings under this Facility bore interest at a LIBOR rate plus 1.25 percent to 2.00 percent, based on borrowing base usage.  Unused borrowings were subject to a commitment fee of 0.375 percent to 0.50 percent, also depending on borrowing base usage.  The Credit Facility was secured by mortgages on our oil and gas properties and the stock of our subsidiaries.  We were also subject to customary financial and non-financial covenants.  We are in compliance with all such covenants. There were no borrowings under the Facility at March 31, 2005 and December 31, 2004.  On October 1, 2004 the Facility was amended.  The amendment maintains a $200 million commitment amount; however it increases the borrowing base from $275 million to $300 million.  The amendment also extends the term to October 2009 and does not require any additional mortgages unless outstanding borrowings exceed 50 percent of the borrowing base.  Borrowings under the amended facility bear interest at a LIBOR rate plus 1.125 percent to 1.75 percent, based on borrowing base usage.  Unused borrowings under the amendment are subject to a commitment fee of 0.25 percent to 0.50 percent, also depending on borrowing base usage.  Because we have no publicly-traded debt, we have not sought a corporate credit rating.

Contractual Obligations and Material Commitments

We have issued parental guarantees of $10.5 million related to our marketing business for the benefit of companies we purchase gas from.

As of March 31, 2005, we have guaranteed delivery of 16.3 Bcf of natural gas from 25 wells over a rolling three-year period as reimbursement for connection costs to a pipeline.  If the minimum delivery is not met, our maximum exposure is approximately $1.1 million.  We have also agreed to reimburse another gatherer for connection costs to its pipeline via delivery of 1 Bcf of natural gas per well for 23 wells.  The maximum amount that would be payable, if no gas is delivered, would be approximately $900 thousand.

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

2005 Outlook

The following discussion does not include the effects of a merger with Magnum Hunter.

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

Estimates of production levels for 2005 range between 235 to 245 MMcfe per day.  The revenues to be realized from the sale of this production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized from the sales.  During 2004, the average price realized from our gas sales was $5.76 per Mcf and $40.19 per barrel from our oil sales.  Current indications are that anticipated prices for 2005 should approximate or exceed 2004 levels.  Prices can be highly volatile, however, and the possibility of realized prices for 2005 to vary from current estimates is high.

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

Monthly gas price realizations during the first quarter of 2005 ranged from $5.95 per Mcf to $6.13 per Mcf.  Oil prices ranged from $45.24 per barrel to $50.83 per barrel.  It is impossible to predict future oil and gas prices with any degree of certainty.

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

Interest Rate Risk

Cimarex may be exposed to risk resulting from changes in interest rates as a result of our variable-rate bank credit facility.  However, because we presently have no debt outstanding, the potential effect from changes in interest rates would have no effect on our results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                The Company’s principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Effective February 1, 2005, the Company implemented a new accounting information system, affecting on a going forward basis, the Company’s internal control over financial reporting.  Such change was planned and performed as scheduled.

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

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

May 9, 2005

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Chief Accounting Officer and Controller
(Principal Accounting Officer)