Form 10-Q
period 2005-06-30
CIMAREX ENERGY CO
filed 2005-08-09
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005
Commission File No. 001-31446

CIMAREX ENERGY CO.

1700 Lincoln Street, Suite 1800

Denver, Colorado 80203-4518

(303) 295-3995

Incorporated in the	Employer Identification
State of Delaware	No. 45-0466694

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares Cimarex Energy Co. common stock outstanding as of June 30, 2005 was 82,076,316.

CIMAREX ENERGY CO.

Table of Contents

PART I

Item 1 – Financial Statements

Consolidated balance sheets (unaudited) as of June 30, 2005 and December 31, 2004

Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2005 and 2004

Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2005 and 2004

Notes to consolidated financial statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Qualitative and Quantitative Disclosures About Market Risk

Item 4 – Controls and Procedures

PART II

Item 6 – Exhibits and Reports on Form 8-K

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$57,305	$115,746
Receivables, net	208,042	103,989
Inventories	24,290	9,742
Deferred income taxes	23,183	2,149
Assets available for sale	8,434	—
Other current assets	21,223	4,821
Total current assets	342,477	236,447
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	3,353,518	1,596,704
Unproved properties and properties under development, not being amortized	387,523	72,249
	3,741,041	1,668,953
Less – accumulated depreciation, depletion and amortization	(957,034)	(866,660)
Net oil and gas properties	2,784,007	802,293
Fixed assets, net	87,947	16,109
Goodwill	730,399	44,967
Other assets, net	52,830	5,630
	$3,997,660	$1,105,446
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$758	$—
Accounts payable	39,510	26,511
Accrued liabilities	171,962	77,362
Derivative fair value	30,742	—
Revenue payable	73,280	39,129
Total current liabilities	316,252	143,002
Long-term debt	572,489	—
Deferred income taxes	643,673	225,285
Other liabilities	161,640	36,447
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,552,041 and 41,729,280 shares issued, respectively	846	417
Treasury stock, at cost, 2,475,725 shares held	(93,236)	—
Paid-in capital	1,858,256	250,248
Unearned compensation	(18,187)	(10,072)
Retained earnings	555,873	460,031
Accumulated other comprehensive income	54	88
	2,303,606	700,712
	$3,997,660	$1,105,446

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operation

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Gas sales	$137,159	$90,864	$243,033	$165,196
Oil sales	47,862	24,450	79,370	45,628
Gas gathering, marketing, and processing	65,215	53,831	118,951	90,592
Other, net	2,222	1,048	2,811	4,696
	252,458	170,193	444,165	306,112
Costs and expenses:
Depreciation, depletion and amortization	51,582	30,834	89,667	57,172
Asset retirement obligation accretion	550	304	935	594
Transportation	3,608	2,493	6,082	4,848
Production	17,412	9,419	27,583	18,888
Taxes other than income	13,600	9,464	24,495	17,829
Gas gathering, marketing, and processing	63,987	53,286	117,214	89,586
General and administrative	7,657	5,133	15,549	9,642
Stock compensation	1,213	484	2,438	952
Expenses related to merger	6,685	—	6,685	—
Loss on derivative instruments	2,030	—	2,030	—
	168,324	111,417	292,678	199,511

Operating income	84,134	58,776	151,487	106,601

Other income and expense:
Interest expense	3,771	280	3,959	576
Amortization of fair value of debt	(416)	—	(416)	—
Capitalized interest	(1,179)	—	(1,179)	—
Interest income and other	(693)	(102)	(1,345)	(189)

Income before income tax expense	82,651	58,598	150,468	106,214
Income tax expense	30,174	22,128	54,626	39,879

Net income	$52,477	$36,470	$95,842	$66,335

Earnings per share:

Basic	$1.01	$0.88	$2.04	$1.60

Diluted	$0.98	$0.85	$1.98	$1.56

Weighted average shares outstanding:
Basic	51,967	41,379	46,886	41,342
Diluted	53,655	42,704	48,427	42,657

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO

Consoldiated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$95,842	$66,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89,667	57,172
Asset retirement obligation accretion	935	594
Deferred income taxes	36,119	27,299
Stock compensation	2,438	952
Other	8,357	(6)
Changes in operating assets and liabilities, net of effects of the acquisition of Magnum Hunter:
(Increase) decrease in receivables, net	17,341	(22,060)
(Increase) decrease in other current assets	(11,962)	(4,435)
Increase (decrease) in accounts payable and accrued liabilities	(39,132)	16,812
Increase (decrease) in other non-current liabilities	(399)	158
Net cash provided by operating activities	199,206	142,821
Cash flows from investing activities:
Oil and gas expenditures	(204,428)	(128,299)
Acquisition of proved oil and gas properties	(1,948)	(2)
Merger related costs	(11,134)	—
Cash received in connection with acquisition of MHR	33,407	—
Proceeds from sale of assets	405	452
Other expenditures	(17,362)	(3,386)
Net cash used by investing activities	(201,060)	(131,235)
Cash flows from financing activities:
Borrowing (payments) on long-term debt, net	(60,064)	—
Financing costs	(1,370)	—
Common stock reacquired and retired	(2,130)	(121)
Proceeds from issuance of common stock	6,977	6,196
Net cash (used in) provided by financing activities	(56,587)	6,075
Net change in cash and cash equivalents	(58,441)	17,661
Cash and cash equivalents at beginning of period	115,746	40,420
Cash and cash equivalents at end of period	$57,305	$58,081

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

June 30, 2005

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

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc. Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock. As a result of the merger, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders (excluding 2.5 million shares held in treasury). At June 30, 2005, the combined company had 82.1 million shares outstanding, and Cimarex stockholders owned 51.6 percent and Magnum Hunter stockholders 48.4 percent. The merger was accounted for as a purchase of Magnum Hunter by Cimarex.

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

The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved oil and gas reserves, the use of these oil and gas reserves in calculating depletion, depreciation and amortization, the use of the estimates of future net revenues in computing ceiling test limitations and estimates of future abandonment obligations used in recording asset retirement obligations. Estimates and judgments are also required in determining reserves for bad debt, impairments of undeveloped properties, the purchase price allocation, assessment of goodwill and valuation of deferred tax assets.

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current year presentation.

2.                                                Business Combination

On June 7, 2005, Cimarex completed the acquisition of Magnum Hunter Resources, Inc, an independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico. Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock. As a result of the merger, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders (excluding 2.5 million shares held in treasury).

We believe that the merger provides the opportunity to expand our existing core areas and to add new projects, without jeopardizing our strong financial position; a substantial footprint in the Permian Basin from which we can grow; complementary operations in the Mid-Continent and Gulf Coast areas; measured exposure to high potential projects in the Gulf of Mexico; and the ability to greatly expand our balanced-risk drilling program underpinned by a strong balance sheet.

The consolidated balance sheet at June 30, 2005, includes the estimated fair value of assets and liabilities of Magnum Hunter on June 7, 2005, as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

The purchase price of Magnum Hunter’s assets was based on the value of Cimarex common stock issued to the Magnum Hunter stockholders and the fair value of assumed liabilities. The value of the common stock issued is based on the weighted average price of Cimarex’s common stock for the period beginning two days before and ending two days after the announcement of the merger, or $37.66 per share. The purchase price also includes merger costs incurred, which include employee severance costs, investment banking expenses, legal and accounting fees, printing expenses and other related costs.

Purchase Price (in millions):
Shares of Cimarex common stock issued to Magnum Hunter stockholders	39.7
Average Cimarex stock price	$37.66

Fair value of common stock issued	$1,495.4
Plus: Merger costs incurred	30.5
Total purchase price	1,525.9
Plus: Liabilities assumed by Cimarex:
Current liabilities	156.2
Fair value of long-term debt	633.0
Other non-current liabilities (Includes fair value of common stock associated with convertible debt	122.5
Deferred income taxes	425.8
Total purchase price plus liabilities assumed	$2,863.4
Allocation of Purchase Price:
Current assets	$177.3
Proved oil and gas properties	1,537.0
Unproved oil and gas properties	297.7
Investments	45.6
Other property and equipment	52.8
Other non-current assets	67.6
Goodwill	685.4
$2,863.4

The allocation of the purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger. The overall allocation of the purchase price is preliminary because certain items such as the determination of the final fair value of certain assets and liabilities as of the acquisition date have not been finalized.

Included in current assets are assets available for sale of approximately $8.4 million which are attributable to certain assets acquired in the Magnum Hunter merger of which $7.4 million were sold in July 2005.

The following unaudited pro forma information has been prepared to give effect to the Magnum Hunter acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma data is presented for illustrative purposes only, based on estimates and assumptions deemed appropriate by management, and should not be relied upon as an indication of the operating results that Cimarex would have achieved if the transaction had occurred on January 1, 2004. The pro forma information also should not be used as an indication of future results or trends.

	Three Months Ended June 30,			Six Months Ended June 30,
(Thousands of dollars, except per share data)	2005		2004	2005	2004
Pro Forma Statement of Operations Data
Revenues	$379,516		280,830	719,258	517,447
Net income	122,792	(1)	49,926	171,441	84,241
Net income per share:
Basic	$1.50		0.62	2.10	1.04
Diluted	1.48		0.61	2.07	1.02

(1)           Includes $19.2 million unrealized mark-to-market gains on derivatives.

3.                                                Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of commodity futures and swap contracts based on the difference between the fixed contract price and the underlying market price at the determination date. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized a net loss during the second quarter of $2.0 million. The derivative liability at June 30, 2005 equals $41.4 million. Cimarex will continue to recognize gains and losses in future earnings as the remaining derivative instruments expire through December 31, 2006.

At June 30, 2005, the fair values of the derivative instruments were as follows (in thousands):

Derivative Liabilities

Natural Gas Collars	$23,906
Natural Gas Swaps	4,010
Crude Oil Collars	9,176
Crude Oil Swaps	4,280
Derivative Liability	$41,372

Of the $41.4 million of total derivative liabilities, $30.8 million is classified as current and $10.6 million is included in other long-term liabilities on our consolidated balance sheet at June 30, 2005.

4.                                                Stock Options

Cimarex’s 2002 Stock Incentive Plan reserves 12.7 million shares of common stock for issuance to directors and employees, including officers. Options granted under the plan after December 5, 2002, expire ten years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date. All grants are made at the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

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

Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment on a prospective basis. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees. For the quarter and six months ended June 30, 2005 amortization of compensation expense related to stock options was approximately $.7 million and $1.4 million or $.4 million and $.8 million after tax ($0.01 and $0.03 per diluted share respectively).

As discussed more fully in the notes to the financial statements of our annual report on form 10-K for the year ended December 31, 2004, the merger with Magnum Hunter constituted a “change of control event” under the incentive plan. As a result, all participants became entitled to acceleration of vesting of their options. Cimarex obtained waivers of the accelerated vesting from certain option holders including the company’s CEO and other senior officers. Option holders who were not requested to or did not choose to execute a waiver became fully vested in their options on June 7, 2005.

Compensation expense related to the accelerated vesting of options was approximately $1.1 million, or $.7 million after tax ($.01 per diluted share) for the quarter and six months ended June 30, 2005.

The fair value of each option award was estimated as of the date of grant using the Black-Scholes option-pricing model. Expected volatilities were based on the historical volatility of our common stock. The risk free interest rate is based on U.S. Treasury Securities at a constant five year fixed maturity in effect at the date of the grant. Historical data was also used to estimate the probability of option exercise, expected years until exercise and employee termination within the valuation model.

Had compensation cost for the plan been determined based on the fair value at the grant dates for awards to employees under the plan, consistent with the methodology of SFAS No. 123R for the quarter and six months ended June 30, 2004, such compensation expense would have been approximately $.9 million and $1.7 million, respectively. Pro forma net income for the quarter and six months ended June 30, 2004 would have been as indicated below:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(In thousands except per share amounts)
Net income, as reported	$36,470	$66,335
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(538)	(1,075)

Pro forma net income	$35,932	$65,260

Earnings per share:
Basic – as reported	$.88	$1.60
Basic – pro forma	$.87	$1.58

Diluted – as reported	$.85	$1.56
Diluted – pro forma	$.84	$1.53

There were no stock options granted to employees during the three months and six months ended June 30, 2005 and 2004.

The following summary reflects the status of stock options granted to employees and directors as of June 30, 2005, and changes during the period:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
				($000)

Outstanding as of January 1, 2005	2,657,082	$14.95
Exercised	(298,364)	13.61
Granted	—	—
Canceled	(5,315)	14.01
Outstanding as of June 30, 2005	2,353,403	$15.12	6.0 Years	$56,521
Exercisable as of June 30, 2005	1,683,821	$14.47	6.2 Years	$41,535

The total intrinsic value of options exercised during the three months ended June 30, 2005 and 2004 was $3.4 million and $.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2004 was $4.1 million and $4.5 million, respectively.

The following summary reflects the status of nonvested stock options granted to employees and directors as of June 30, 2005, and changes during the period:

	Shares	Weighted Average Grant Date Fair Value

Nonvested as of January 1, 2005	883,327	$17.02
Vested	(208,430)	17.96
Granted	—	—
Forfeited	(5,315)	14.01
Nonvested as of June 30, 2005	669,582	$16.75
Exercisable as of June 30, 2005	1,683,821	$14.47

As of June 30, 2005 there was $4.5 million of total unrecognized compensation cost related to non- vested share-based compensation arrangements granted under our incentive plan. That cost is expected to be recognized pro rata over a weighted-average period of 7.7 years. Generally, options vest on the anniversary of the grant date. However, as noted above, the merger with Magnum Hunter resulted in certain option holders becoming fully vested in their options as of June 7, 2005. The fair value attributable to such vested shares was approximately $1.1 million.

Cash received from option exercises during the six months ended June 30, 2005 and 2004 was approximately $4.1 million and $4.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled approximately $2.9 million and $1.7 million, for the six months ended June 30, 2005 and 2004, respectively.

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2005 (in thousands):

Balance as of January 1, 2005	$19,762
Liabilities incurred in the current period	2,254
Liabilities assumed in the Magnum Hunter merger	68,908
Liabilities settled in the current period	(196)
Accretion expense	976
Balance as of June 30, 2005	91,704
Less: Current asset retirement obligation	(3,552)
Long-term asset retirement obligation	$88,152

6.                                                Long-Term Debt

Prior to the Magnum Hunter merger, Cimarex had no debt. In connection with the Magnum Hunter merger on June 7, 2005, Cimarex assumed the following debt (in thousands):

Bank debt under revolving credit facility	$270,000
Capital lease obligations	3,501
9.6% Senior unsecured notes, due March 15, 2012 (face value $195,000)	215,475
Floating rate convertible senior notes, due December 15, 2023 (face value $125,000)	144,750	(1)
	633,726
Less: Current portion of capital lease obligations	(758)
Total long-term debt	$632,968

Debt at June 30, 2005 consisted of the following (in thousands):

Bank debt under revolving credit agreements, due July 1, 2010, 4.945% at June 30, 2005	$210,000
Capital lease obligations	3,438
9.6% Senior unsecured notes, due March 15, 2012	215,280
Floating rate convertible senior notes, due December 15, 2023, 3.41% at June 30, 2005	144,529	(1)
	$573,247
Less: Current portion of capital lease obligations	(758)
Total long-term debt	$572,489

(1) Reflected in Other Liabilities is $44 million related to the fair value of common stock associated with the convertible debt.

We have the capability to borrow on a Senior Secured Revolving Credit Facility. Prior to June 13, 2005 the Facility had a borrowing base of $300 million and commitments from our lenders totaling $200 million. On June 13, 2005 the Facility was amended and restated, establishing an $825 million borrowing base and a commitment amount of $500 million. On a semi-annual basis, our borrowing base under the Facility is redetermined by the financial institutions who have committed to the Company, based on their review of our proved oil and gas reserves and other assets.

The amended and restated Credit Facility is secured by mortgages on certain of our oil and gas properties and the stock of our operating subsidiaries. We are also subject to customary financial and non-financial covenants and are in compliance with those covenants. Borrowings under the amended facility bear interest at a LIBOR rate plus 1.00 percent to 1.75 percent, based on borrowing base usage. Unused borrowings under the amendment are subject to a commitment fee of 0.225 percent to 0.375 percent, also depending on borrowing base usage. We also have a letter of credit posted against our borrowing base of $2.5 million. While we have no actual borrowings against this letter of credit, it reduces our funds available under the borrowing base. The letter of credit was posted to cover any plugging and abandonment costs, as well as potential environmental remediation costs after the property is plugged.

All long-term debt is guaranteed by Cimarex and all of its subsidiaries, except Canvasback. Total assets held by Canvasback equal $2.1 million.

On February 18, 2005, Magnum Hunter’s 40% owned subsidiary, Apple Tree Holdings, LLC (“Apple Tree”), entered into a $20.6 million construction loan agreement (“Construction Loan”). The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado. The Construction Loan bears interest at LIBOR plus 2.25% or a base rate plus 1.25%, and will mature no later than July 31, 2006. Total borrowings under this loan at June 30, 2005 were $10.5 million, of which our share was $4.2 million. Magnum Hunter also provided a guarantee to the lender for 100% of the loan. In return for the guarantee, Magnum Hunter received an up-front fee and the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met. In the merger, Cimarex assumed Magnum Hunter’s obligation. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries. We have included $162 thousand in other liabilities on our condensed consolidated balance sheet to represent the fair value of our guarantee for the Construction Loan.

7.                                                Income Taxes

Federal income tax expense for the periods ended June 30, 2005 and 2004 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and other deductible costs.

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Current taxes	$11,367	$5,753	$18,507	$12,580
Deferred taxes	18,807	16,375	36,119	27,299
	$30,174	$22,128	$54,626	$39,879

8.                                                Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cash paid during the period for:
Interest (net of amounts capitalized)	$1,512	$42	$1,692	$475
Income taxes (net of refunds received)	$11,112	$11,346	$13,102	$13,052

9.                                                Earnings Per Share

The calculations of basic and diluted net earnings per common share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income available to common stockholders for basic and diluted shares	$52,477	$36,470	$95,842	$66,335

Basic weighted-average shares outstanding	51,967	41,379	46,886	41,342
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	1,688	1,325	1,541	1,315
Diluted weighted-average shares outstanding	53,655	42,704	48,427	42,657

Earnings per share:
Basic	$1.01	$0.88	$2.04	$1.60
Diluted	$0.98	$0.85	$1.98	$1.56

There were stock options outstanding for 2,353,403 and 2,996,304 shares of Cimarex common stock at June 30, 2005 and 2004, respectively. All stock options were considered potentially dilutive securities for each of the periods presented.

10.                                         Segment Information

We have two reportable segments. The Exploration and Production segment is engaged in exploratory and developmental drilling and acquisition, production, and sale of crude oil, condensate, and natural gas. The Gas Gathering, Marketing, and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas that it gathers, and the processing of natural gas liquids. The accounting policies of the segments are the same as those for the company as a whole.

Summarized financial information of Cimarex’s reportable segments for the three and six months ended June 30, 2005 and 2004 is shown in the following tables:

	External Sales	Segment Operating Profit Before Income Taxes	DD&A	Total Assets(1)	Additions to Long- Lived Assets
	(In thousands)
Three Months Ended June 30, 2005:
Exploration and Production	$185,021	$91,144	$51,032	$3,880,800	$2,040,830
Gas Gath., Mkting., and Proc.	65,215	662	550	116,860	53,877

Total	$250,236	$91,806	$51,582	$3,997,660	$2,094,707

Three Months Ended June 30, 2004:
Exploration and Production	$115,314	$57,280	$30,771	$899,418	$82,974
Gas Gath., Mkting, and Proc.	53,831	448	63	47,645	82

Total	$169,145	$57,728	$30,834	$947,063	$83,056

	External Sales	Segment Operating Profit Before Income Taxes	DD&A	Total Assets(1)	Additions to Long- Lived Assets
	(In thousands)
Six Months Ended June 30, 2005:
Exploration and Production	$322,403	$157,478	$89,044	$3,880,800	$2,136,375
Gas Gath., Mkting., and Proc.	118,951	1,092	623	116,860	54,405

Total	$441,354	$158,570	$89,667	$3,997,660	$2,190,780

Six Months Ended June 30, 2004:
Exploration and Production	$210,824	$101,058	$57,049	$899,418	$153,241
Gas Gath., Mkting, and Proc.	90,592	847	123	47,645	394

Total	$301,416	$101,905	$57,172	$947,063	$153,635

(1)          2005 includes a preliminary allocation of $730 million of Goodwill to the Exploration and Production segment.

The acquisition of Magnum Hunter materially increased total assets within the two noted segments. Additions attributable to the segments related to the Magnum Hunter merger were $1.9 billion to Exploration and Production (includes Equity investment of $45.5 million) and $52.8 million to Gas Gathering, Marketing and processing.

The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Segment operating profit including depreciation, depletion and amortization	$91,806	$57,728	$158,570	$101,905
Unallocated amounts:
Other revenue, net	2,222	1,048	2,811	4,696
Expenses related to merger	(6,685)	—	(6,685)	—
Loss on derivative instruments	(2,030)	—	(2,030)	—
Income from equity investees	30	—	30	—
Loss from assets held for sale	(55)	—	(55)	—
Interest income	718	102	1,370	189
Interest expense	(3,355)	(280)	(3,543)	(576)
	$82,651	$58,598	$150,468	$106,214

11.                                         Commitments and Contingencies

Litigation

Cimarex has various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.

Gas Deliveries

We have firm sales contracts to deliver fixed volumes of gas based on an index price. These contracts vary in length from two months to one year. As of June 30, 2005, we had an obligation to deliver approximately 3.7 Bcf of natural gas. If this gas is not delivered, our financial commitment would be approximately $20.2 million base on index prices as of July 1, 2005. This commitment will fluctuate due to price volatility and actual volumes delivered. We believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5 million.

Drilling Commitments

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at June 30, 2005 of approximately $85.2 million. All of the noted commitments were routine and made in the normal course of our business.

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

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are presently focused in Oklahoma, Texas, New Mexico, Kansas and Louisiana. Our primary focus is to explore for and discover new reserves. To supplement our growth, we also consider acquisitions and mergers, such as the acquisition of Magnum Hunter Resources, Inc.  On June 7, 2005, Cimarex completed its acquisition of Magnum Hunter Resources, Inc, an independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico. Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each owned share of Magnum Hunter common stock.  As a result of the merger transaction, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders (excluding 2.5 million shares held in treasury). At June 30, 2005, the combined company had 82.1 million shares outstanding, and Cimarex stockholders owned 51.6 percent and Magnum Hunter stockholders 48.4 percent.  The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

We believe that the merger provides: the opportunity to expand our existing core areas and to add new projects, without jeopardizing our strong financial position; a substantial footprint in the Permian Basin from which we can grow; complementary operations in the Mid-Continent and Gulf Coast areas; measured exposure to high potential projects in the Gulf of Mexico; and the ability to greatly expand our balanced-risk drilling program underpinned by a strong balance sheet.

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

Approach to the Business

Profitable growth of our assets will largely depend upon our ability to successfully find and develop new proved reserves. To accommodate an overall acceptable rate of growth, we maintain a blended portfolio of low, moderate and higher risk exploration and development projects.  We believe that this approach allows for consistent increases in our oil and gas reserves, while minimizing the chance of failure. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. We may also consider the use of transaction-specific hedging of oil and gas prices to reduce price risk.  To date the use of hedging has not been implemented by Cimarex.  However, in connection with the acquisition of Magnum Hunter, we acquired existing commodity derivatives as discussed more fully below.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital.

For the full-year 2005, we project that 2005 exploration and development expenditures will approximate $560 million, of which $325 million will be spent in the second half of 2005.  This $560 million is up from $296 million in 2004. Our 2005 exploration and development expenditures pro forma on a full year basis for Magnum Hunter are expected to approximate $700 million.  Included in anticipated 2005 expenditures is approximately $300 million related to Magnum Hunter projects, focused primarily in the Gulf of Mexico (approximately $200 million) and the Permian Basin (approximately $100 million).  In addition to the new drilling opportunities resulting from the merger, we are also expanding our traditional Mid-Continent and onshore Gulf Coast programs.  A total of $200 million is anticipated to be invested in western Oklahoma and the Texas Panhandle.  We also plan to invest $145 million in the upper Gulf Coast Regions of Texas and Louisiana.

Exploration and development expenditures during the second quarter of 2005 totaled $141.0 million, up from $81.6 million for the second quarter of 2004.  Capital expenditures for exploration and development during the first six months of 2005 were $233.7 million, up from $150.2 million during the first two quarters of 2004. In the second quarter of 2005, we participated in drilling 121 gross (60 net) wells, with an overall success rate of 93 percent.  We drilled 180 gross (96 net) wells during the first six months of 2005, realizing a success rate of 89 percent.

Cash flow from operating activities for the six months ended June 30, 2005 totaled $199.2 million, helping to fund our exploration and development expenditure program.  Due to positive drilling results during 2004 and the first half of 2005, approximately six percent of our year-to-date oil and gas production contributing to this cash flow was generated from new wells going on line within the first half of 2005.

Based on expected cash provided by operating activities, and available under our Senior Secured Revolving Credit Facility, we believe we are well positioned to fund the projects identified for the remainder of 2005 and beyond.

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

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data.  The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. For 2004, revisions of reserve estimates (excluding Magnum Hunter reserves) resulted in an increase of 1.2 MMBbls of oil and an increase of 20.1 Bcf of gas, representing eight percent and five percent of proved oil and gas reserves, respectively, as of December 31, 2004.

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

Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value.  We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date.  Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the second quarter a net loss of $2.0 million.  The net derivative liability at June 30, 2005 equals $41.4 million. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment assessment.  A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred.  The volatility of oil and gas prices may cause more frequent assessments.  The impairment assessment requires us to make estimates regarding the fair value of the reporting unit.  The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. These factors are each individually weighted to estimate the total fair value of the reporting unit.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the unit is considered not impaired.  If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment.  We recorded $45.0 million of goodwill in the purchase of Key on September 30, 2002 and $685.4 million of goodwill in the purchase of Magnum Hunter on June 7, 2005.  To date, no related impairment has been recorded.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us.  As of June 30, 2005, no liabilities have been accrued for known contingencies.  See Note 11 of Notes to Consolidated Financial Statements.

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

Stock Options

For periods prior to January 1, 2005, we applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for all stock option grants.  No compensation cost had been recognized for stock options granted, as the option prices were equal to the market price of the underlying common stock on the date of grant.

Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment on a prospective basis.  SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on the historical volatility of our common stock.  Historical data is also used to estimate option exercise, expected years until exercise and employee termination within the valuation model.  The risk free interest rate is based on U.S. Treasury Securities at a constant five year fixed maturity in effect at the date of the grant.

Recent Accounting Developments

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154, Accounting Changes and Error Corrections, which requires retrospective application (the application of the changed accounting principle to previously issued financial statements as if that principle had always been used) for voluntary changes in accounting principle unless it is impracticable to do so. Previously the cumulative effect of such changes was recognized in net income of the period of the change. The effective date is for changes made in fiscal year beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) issued two Consensuses that are subject to later ratification by the FASB:

The first is EITF 04-5 which establishes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it.  Unless the limited partners have “kick-out rights” allowing them to dissolve or liquidate the partnership or otherwise remove the general partner “without cause”, or “participating rights” allowing the limited partners to participate in significant decisions made in the ordinary course of the partnership’s business, the general partner(s) hold effective control and should consolidate the limited partnership.  This would be effective immediately for newly-formed limited partnerships and for existing limited partnership agreements that are modified.  For existing limited partnership agreements that are not modified, it would be effective for the beginning of the first reporting period after December 15, 2005.

The second Consensus is EITF 05-2 which provides guidance for issuers of debt and preferred-stock instruments with conversion features that may need to be accounted for as derivatives.

Also in June 2005, the FASB issued two proposals.  The first, Business Combinations: a replacement of FASB Statement No. 141, would extend the purchase method of accounting to combinations that include mutual entities, which are currently accounted for using an “as-if pooling method”.  The proposal would also require costs of an acquisition to be expensed, rather than being included in the purchase price.  The second, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries, a replacement of ARB No. 51, would require parent companies to present noncontrolling interests in subsidiaries as a separate component of equity, not as a liability or as a so-called “mezzanine” item between liabilities and equity.  The proposed statements would be effective for annual periods beginning on or after December 15, 2006.

Overview

Our results of operations are impacted by oil and gas prices, which are volatile.  Realized oil and gas prices increased from $37.40 per barrel and $5.65 per Mcf in the second quarter of 2004 to $50.56 per barrel and $6.49 per Mcf in the second quarter of 2005. The majority of our revenues are from oil and gas sales, so price fluctuations can significantly affect our financial results.

Gas gathering, marketing and processing revenues net of related costs pertain to activities with third parties conducted by our marketing group.  Natural gas sales transactions are conducted with various purchasers under a variety of terms and conditions and supplied by purchasing gas from other producers and marketing companies.  For the sales transactions in which the gas is supplied by our own production, related sales and costs are reflected in Cimarex’s gas sales and transportation expense.

We also own interests in gas gathering systems and gas processing plants that are largely incidental to our production operations, which also transport and process third party gas.

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

General and administrative expenses consist primarily of salaries and related benefits, office rent, legal fees, consultants, systems costs and other administrative costs incurred in our offices.  While we expect such costs to increase with our growth, we expect such increases to be proportionately smaller than our production growth.  Expenses related to the merger are costs associated with the Magnum Hunter transaction.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock and restricted stock units to certain employees and the expensing of stock options resulting from the adoption of SFAS No. 123R.

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

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares.  After closing, the combined company had 82.1 million shares outstanding, and Cimarex stockholders owned 51.6 percent and Magnum Hunter stockholders 48.4 percent.  The merger was accounted for as a purchase of Magnum Hunter by Cimarex.  The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

RESULTS OF OPERATIONS

Periods Ended June 30, 2005 Compared with Periods Ended June 30, 2004

SUMMARY DATA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands or as indicated)	2005	2004	2005	2004

Net Income	$52,477	$36,470	$95,842	$66,335
Per share-basic	1.01	0.88	2.04	1.60
Per share-diluted	0.98	0.85	1.98	1.56

Gas sales	$137,159	$90,864	$243,033	$165,196
Oil sales	47,862	24,450	79,370	45,628
Total oil and gas sales	$185,021	$115,314	$322,403	$210,824

Total gas volume-MMcf	21,143	16,096	38,779	30,226
Gas volume-MMcf per day	232.3	176.9	214.2	166.1
Average gas price-per Mcf	$6.49	$5.65	$6.27	$5.47

Total oil volume-thousand barrels	947	654	1,613	1,280
Oil volume-barrels per day	10,402	7,184	8,911	7,035
Average oil price-per barrel	$50.56	$37.40	$49.21	$35.64

Gas gath., mkting.& processing revenues	$65,215	$53,831	118,951	$90,592
Gas gath., mkting. & processing costs	63,987	53,286	117,214	89,586
Gas gath., mkting & processing margin	$1,228	$545	$1,737	$1,006

Other revenues	$2,222	$1,048	$2,811	$4,696

Costs and expenses:
Depreciation, depletion and amortization	$51,582	$30,834	$89,667	$57,172
Production	17,412	9,419	27,583	18,888
Transportation	3,608	2,493	6,082	4,848
Taxes other than income	13,600	9,464	24,495	17,829
General and administrative	7,657	5,133	15,549	9,642
Stock compensation	1,213	484	2,438	952
Expenses related to merger	6,685	0	6,685	0
Loss on derivative instruments	2,030	0	2,030	0
(Income) from equity investees	(30)	0	(30)	0
Loss from assets held for sale	55	0	55	0
Asset retirement obligation accretion	550	304	935	594
Interest, net	1,458	178	994	387

Net income for the second quarter of 2005 was $52.5 million, or $0.98 per diluted share, compared to net income of $36.5 million, or $0.85 per diluted share for the same period in 2004.  For the six months ended June 30, 2005, net income was $95.8 million, or $1.98 per diluted share, compared to net income of $66.3 million, or $1.56 per diluted share, for the same period in 2004. The change in net income results from the effect of changes in revenues and costs, as discussed further.  The results of operations of Magnum Hunter are included in our consolidated statements of operations only for the period since the acquisition on June 7, 2005. The operations of Magnum Hunter for this period contributed $9.6 million to net income.

Oil and gas sales for second quarter of 2005 totaled $185.0 million, compared to $115.3 million for the second quarter of 2004.  The $69.7 million increase in sales between the two periods results from $39.4 million due to higher production volumes and $30.3 million related to higher commodity prices.  For the six months ended June 30, 2005, oil and gas sales increased by $111.6 million, or 53 percent, to $322.4 million from $210.8 million during the first six months of 2004.  Higher production volumes increased sales by $58.6 million and higher commodity prices contributed $53.0 million to the increase between the two six-month periods.  Oil and gas sales from Magnum Hunter operations included in the second quarter of 2005 equaled $38.2 million.

Realized gas prices averaged $6.49 per Mcf for the three months ended June 30, 2005, compared to $5.65 per Mcf for the second quarter of 2004.  This 15 percent change increased sales by $17.8 million between the two periods. Realized oil prices averaged $50.56 per barrel for the second quarter of 2005, compared to $37.40 per barrel for the same period in 2004.  The increase in sales between periods resulting from this 35 percent improvement in oil prices totaled $12.5 million.

For the six months ended June 30, 2005, realized gas prices increased to $6.27 per Mcf from $5.47 per Mcf realized in the first half of 2004.  This price increase contributed $31.1 million to the increase in sales between the two six-month periods.  Realized oil prices averaged $49.21 per barrel for the first half of 2005, compared to $35.64 per barrel for the same period in 2004, resulting in a $21.9 million increase in sales between periods.  Changes in realized prices were the direct result of overall market conditions.

In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment and therefore do not impact oil and gas revenues or reported prices.

Sales also benefited from higher production volumes.  Average gas volumes rose 55.4 MMcf per day in the second quarter of 2005 to 232.3 MMcf per day from 176.9 MMcf per day in the second quarter of 2004, resulting in $28.4 million of incremental revenues.  Oil volumes averaged 10,402 barrels per day for the second three months of 2005, compared to 7,184 barrels per day in the same period of 2004, resulting in increased revenues of $11.0 million.  For the first six months of 2005, gas volumes averaged 214.2 MMcf per day and oil volumes equaled 8,911 barrels per day, compared to first-half 2004 volumes of 166.1 MMcf per day and 7,035 barrels per day.  The higher gas volumes increased sales between the two periods by $46.7 million, and higher oil volumes resulted in $11.9 million of additional revenues. The increase in sales volumes between the periods of 2005 and 2004 is due to positive drilling results during 2004 and the first half of 2005, and the inclusion of production from Magnum Hunter operations from June 7, 2005 of 3.9 Bcf of gas and 278 thousand barrels of oil.

Gas gathering, marketing and processing revenues net of related costs equaled $1.2 million in the second quarter of 2005 compared to $0.5 million in the second quarter of 2004.  For the six months ended June 30, 2005 and 2004, such revenues net of related costs totaled $1.7 million and $1.0 million, respectively.  These net revenues relate to activities with outside parties.  The financial impact from these activities is small relative to our overall results of operations. Such revenues and costs related to our own production are eliminated in consolidation.

Other revenues equaled $2.8 million for the first half of 2005, consisting of gains on sale of miscellaneous equipment. Other revenues for the first half of 2004 equaled $4.7 million consisting of $3.0 million of settlements related to litigation for which we were plaintiffs, and the remaining $1.7 million pertaining to gains on the sale of miscellaneous equipment.

Costs and Expenses

Costs and expenses (not including gas gathering, marketing and processing costs) were $105.8 million in the second quarter of 2005 compared to $58.3 million in the same period of 2004.  For the first six months of 2005 and 2004, these overall costs and expenses equaled $176.5 million and $110.3 million, respectively.  Included in the second quarter of 2005 is $24.1 million of these overall costs and expenses from Magnum Hunter operations.  Depreciation, depletion and amortization (DD&A) was the largest component of these increases between periods. DD&A equaled $51.6 million in the second quarter of 2005 compared to $30.8 million in the same period of 2004. For the first six months of 2005 and 2004, DD&A totaled $89.7 million and $57.2 million, respectively. On a unit of production basis, DD&A was $1.92 per Mcfe in the second quarter of 2005 compared to $1.54 per Mcfe for the second quarter of 2004.  For the first six months of 2005 and 2004, DD&A on a unit of production basis equaled $1.85 per Mcfe and $1.51 per Mcfe, respectively. The increases largely stem from costs associated with Magnum Hunter operations and higher costs for reserves added during 2004.  DD&A included in the second quarter of 2005 associated with the Magnum Hunter operations equaled $11.7 million.

Production costs rose $8.0 million from $9.4 million ($0.47 per Mcfe) in the second three months of 2004 to $17.4 million ($0.65 per Mcfe) in the second quarter of 2005.  For the first six months of 2005 and 2004, production costs equaled $27.6 million ($0.57 per Mcfe) and $18.9 million ($0.50 per Mcfe), respectively.  The higher costs in 2005 resulted primarily from the inclusion of $6.5 million of costs associated with Magnum Hunter operations, higher field operating expenses from an expanded number of properties, and higher maintenance costs.

Transportation costs increased from $2.5 million, or $0.13 per Mcfe, in the second quarter of 2004 to $3.6 million, or $0.13 per Mcfe, in the second quarter of 2005.  Transportation costs for the first half of 2005 equaled $6.1 million compared to $4.8 million for the same period in 2004.  The increase is the result of expiring contracts being renewed with increased current market rates, and the inclusion of $0.5 million of transportation costs associated with Magnum Hunter operations.

Taxes other than income were $4.1 million greater, rising from $9.5 million in the second quarter of 2004 to $13.6 million in the same period of 2005.  For the first six months of 2005 and 2004, these costs totaled $24.5 million and $17.8 million, respectively.  The increases between periods resulted from increases in oil and gas sales stemming from inclusion of Magnum Hunter operations, higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $2.6 million from $5.1 million in the second quarter of 2004 to $7.7 million in the second quarter of 2005.  G&A expenses for the first half of 2005 equaled $15.5 million compared to $9.6 million for the same period of 2004.  The increases between periods are due to an expansion of staff and higher employee-benefit costs.

As of June 30, 2005, expenses associated with the Magnum Hunter merger totaled $6.7 million. Of the $6.7 million, $3.6 million is due to the acceleration of vesting of stock options and restricted stock units resulting from change of control provisions under our stock incentive plan becoming effective due to the

Magnum Hunter merger.  The remaining $3.1 million consists of $1.6 million of general integration costs, $1.0 million for retention bonuses, and $0.5 million of related financing costs.

Stock compensation increased from $1.0 million in the first half of 2004 to $2.4 million in the first half of 2005 due to the $1.4 million expensing of stock options resulting from the adoption of SFAS No. 123R (approximately $0.7 million each quarter for the first two quarters of 2005).  As of June 30, 2005, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plan.  That cost is expected to be recognized pro rata over a weighted-average period of 7.7 years.

Prior to the acquisition of Magnum Hunter, Cimarex did not use financial instruments to mitigate commodity price changes. In connection with the merger, we recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the second quarter a net loss of $2.0 million.  The net derivative liability at June 30, 2005 equals $41.4 million.  Cimarex will continue to recognize mark-to-market gains and losses as well as amortization of these contracts in future earnings until the derivative instruments mature.

Net interest increased from $0.4 million in the first half of 2004 to $1.0 million in the first half of 2005.  The increase results from the incurrence of interest expense associated with the debt assumed in the Magnum Hunter merger.  Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.

Income tax expense

Income tax expense totaled $30.2 million for the second quarter of 2005 versus $22.1 million for the second three months of 2004.  Tax expense equaled a combined Federal and state effective income tax rate of 36.5 percent and 37.8 percent in the second quarters of 2005 and 2004, respectively.  Income tax expense for the first six months of 2005 equaled $54.6 million compared to $39.9 million for the same period of 2004, equating to combined Federal and state effective income tax rates of 36.3 percent and 37.5 percent, respectively.  We estimate that $18.5 million of our first-half 2005 income tax expense is current.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary source of capital is cash flow generated from operating activities. Prices we receive for oil and gas sales and our level of production will impact these future cash flows.  No prediction can be made as to the prices we will receive.  Production volumes will in large part be dependent upon the amount and results of future capital expenditures.  In turn, actual levels of capital expenditures may vary due to many factors, including drilling results, oil and gas prices, industry conditions, prices and availability of goods and services, and the extent to which proved properties are acquired.

Cash flow provided by operating activities for the six months ended June 30, 2005 was $199.2 million, compared to $142.8 million for the six months ended June 30, 2004. The increase in 2005 from the earlier period results primarily from higher oil and gas production and prices.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first half of 2005.

Cash flow used in investing activities for the six months ended June 30, 2005 was $201.1 million, compared to $131.2 million for the six months ended June 30, 2004. The increase in 2005 stems from a larger exploration and development program.

Cash flow used in financing activities in the first six months of 2005 was $56.6 million versus $6.1 million provided in the first six months of 2004.  The cash used in financing activities in 2005 resulted primarily from the payment of $60.1 million on debt assumed in the Magnum Hunter acquisition.

Financial Condition

As of June 30, 2005, stockholders’ equity totaled $2.3 billion, up from $700.7 million at December 31, 2004.  The increase resulted primarily from $1.5 billion of common stock issued in connection with the Magnum Hunter acquisition, and first-half 2005 net income of $95.8 million.  At June 30, 2005 our cash balance equaled $57.3 million.

Working Capital

Working capital at June 30, 2005 totaled $26.2 million, compared to $93.4 million at December 31, 2004.  The decrease is primarily the result of a decrease in cash. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.  In connection with the merger on June 7, 2005, Cimarex assumed the following debt (in thousands):

Bank debt under revolving credit facility	$270,000
Capital lease obligations	3,501
9.6% Senior unsecured notes, due March 15, 2012 (face value $195,000)	215,475
Floating rate convertible senior notes, due December 15, 2023 (face value $125,000)	144,750	(1)
	$633,726
Less: Current portion of capital lease obligations	(758)
	$632,968

Debt at June 30, 2005 consisted of the following (in thousands).

Long-Term Debt:
Bank debt under revolving credit agreements, due July 1, 2010, 4.945% at June 30, 2005	$210,000
Capital lease obligations	3,438
9.6% Senior unsecured notes, due March 15, 2012	215,280
Floating rate convertible senior notes, due December 15, 2023, 3.41% at June 30, 2005	144,529	(1)
	$573,247
Less: Current portion of capital lease obligations	(758)
Total Long-Term Debt	$572,489

(1)          Reflected in Other Liabilities is $44 million related to the fair value of common stock associated with the convertible debt.

We have the capability to borrow on a Senior Secured Revolving Credit Facility.  Prior to June 13, 2005 the Facility had a borrowing base of $300 million and commitments from our lenders totaling $200 million.  On June 13, 2005 the Facility was amended and restated, establishing an $825 million borrowing base and a commitment amount of $500 million. On a semi-annual basis, our borrowing base under the Facility is re-determined by the financial institutions who have committed to the Company, based on their review of our proved oil and gas reserves and other assets.

The amended and restated Credit Facility is secured by mortgages on certain of our oil and gas properties and the stock of our operating subsidiaries.  We are also subject to customary financial and non-financial covenants and are in compliance with those covenants.  Borrowings under the amended facility bear interest at a LIBOR rate plus 1.00 percent to 1.75 percent, based on borrowing base usage.  Unused borrowings under the amendment are subject to a commitment fee of 0.225 percent to 0.375 percent, also depending on borrowing base usage.  We also have a letter of credit posted against our borrowing base of $2.5 million.  While we have no actual borrowings against this letter of credit, it reduces our funds available under the borrowing base.  The letter of credit was posted to cover any plugging and abandonment costs, as well as potential environmental remediation costs after the property is plugged.

All long-term debt is guaranteed by Cimarex and all of its subsidiaries, except Canvasback.  Total assets held by Canvasback equal $2.1 million.

On February 18, 2005, Magnum Hunter’s 40% owned subsidiary, Apple Tree Holdings, LLC (“Apple Tree”), entered into a $20.6 million construction loan agreement (“Construction Loan”).  The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado.  The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006.  Total borrowings under this loan at June 30, 2005 were $10.5 million, of which our share was $4.2 million.  We have provided a guarantee to the lender for this Construction Loan.  In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met.  In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.  We have included $162 thousand in other liabilities on our condensed consolidated balance sheet to represent the fair value of our guarantee issued for the Construction Loan.

Contractual Obligations and Material Commitments

At June 30, 2005, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (1)	$530,000	$—	$—	$210,000	$320,000
Fixed-Rate Interest payments(1)	131,040	18,720	37,440	37,440	37,440
Capital leases	3,438	758	2,680	—	—
Commodity derivatives	41,372	30,742	10,630	—	—
Operating leases	22,565	3,949	6,581	5,795	6,240
Drilling commitments	85,207	85,207	—	—	—
Asset retirement obligation	91,704	3,552	18,744	6,875	62,533
Other liabilities	3,420	320	218	140	2,742

Total obligations	$908,746	$143,248	$76,293	$260,250	$428,955

(1)          See item 3 Interest Rate Risk for more information regarding fixed and variable rate debt.

We have firm sales contracts to deliver fixed volumes of gas based on an index price.  These contracts vary in length from two months to one year.  As of June 30, 2005, we had an obligation to deliver approximately 3.7 Bcf of natural gas.  If this gas is not delivered, our financial commitment would be approximately $20.2 million base on index prices as of July 1, 2005.  This commitment will fluctuate due to price volatility and actual volumes delivered.  We believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5 million.

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

2005 Outlook

Our projected 2005 exploration and development expenditure program of $560 million will require a great deal of coordination and effort.  Though there are a variety of factors that could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high degree of occurrence.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

Costs of operations on a per Mcfe basis for 2005 are estimated to approximate levels realized in 2004.  Should factors beyond our control fluctuate, our program and realized costs will vary from current projections.  These factors could include volatility in commodity prices, changes in the supply of and demand for oil and gas, weather conditions, governmental regulations and more.

Production for the first half of 2005 averaged 267.7 MMcfe per day. Estimates of production levels for the second half of 2005 range between 475 to 490 MMcfe per day. The revenues to be realized from the sale of this production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized from the sales.  During 2005, the average price realized from our gas sales was $6.27 per Mcf and $49.21 per barrel from our oil sales.  Current indications are that anticipated prices for 2005 should exceed 2004 levels.  Prices can be highly volatile and the possibility of realized prices for 2005 to vary from current estimates is high.

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

Monthly gas price realizations during the second quarter of 2005 ranged from $6.09 per Mcf to $6.96 per Mcf.  Oil prices ranged from $46.29 per barrel to $52.47 per barrel, and for the first half of 2005, monthly realized gas prices ranged from $5.95 per Mcf to $6.96 per Mcf, with realized monthly oil prices for the period ranging from $45.24 per barrel to $52.47 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value.  We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date.  Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the second quarter a net loss of $2.0 million.  The net derivative liability at June 30, 2005 equals $41.4 million. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature.

The following is a summary of the company’s open derivative contracts as of June 30, 2005:

Commodity	Type	Volume/Day	Duration	Weighted Average Price
Natural Gas	Collar	60,000 MMBTU	July 05 – Dec 05	$4.21 - $6.85
Natural Gas	Swap	20,000 MMBTU	July 05 – Dec 05	$6.25
Natural Gas	Collar	20,000 MMBTU	Jan 06 – Dec 06	$5.25 - $6.30
Crude Oil	Swap	1,000 BBL	July 05 – Dec 05	$34.90
Crude Oil	Collar	1,000 BBL	July 05 – Dec 05	$35.00 - $55.00
Crude Oil	Collar	1,000 BBL	Jan 06 – Dec 06	$30.00 - $35.85

If future market prices were to increase 10% from those in effect at June 30, 2005, the fair value of open contracts would be a net liability of $60.7 million.  If future market prices were to decline 10% from those in effect at June 30, 2005, the fair value of the open contracts would be a net liability of $22.7 million.

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

Interest Rate Risk

Fixed and Variable Rate Debt.  Cimarex assumed fixed and variable rate debt as part of the acquisition of Magnum Hunter.  These agreements expose the company to market risk related to changes in interest rates.

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of June 30, 2005.  Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes and the Convertible Notes, which are valued at their last traded value before June 30, 2005.

Expected Maturity Dates	2005	2006-10	2012	2023	Total	Book Value	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Facility (a)	$—	$210,000	$—	$—	$210,000	$210,000	$210,000
Convertible Notes (b)	—	—	—	125,000	125,000	144,529	183,281
Capital Lease (c)	758	2,680	—	—	3,438	3,438	3,438

Fixed Rate Debt:
Senior Notes (d)	$—	$—	$195,000	$—	$195,000	$215,280	$216,450

(a)	The average interest rate on the Facility is 4.945%.
(b)

The interest rate on the convertible notes is 3.41%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase. Included in other liabilities is $44 million related to the fair value of common stock associated with the convertible debt.

(c)	The average interest rate on the capital lease is 7.09%.
(d)	The interest rate on the senior notes due 2012 is a fixed 9.6%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Cimarex’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Cimarex’s reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that each registrant’s controls will succeed in achieving their intended result.

Changes in Internal Control over Financial Reporting

Cimarex management considers the acquisition of Magnum Hunter Resources, Inc. on June 7, 2005, to be material to the results of operations, financial position and cash flows from the date of acquisition through June 30, 2005 and considers the internal controls and procedures of Magnum Hunter Resources, Inc. to have a material affect on the Company’s internal control over financial reporting.  Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation.  Cimarex intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Magnum Hunter Resources, Inc. with an effective date no later than March 31, 2006.

Except as set forth above, we have identified no other significant changes in Cimarex’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

ITEM 6 – EXHIBITS

(a)                                  Exhibits:

10.0         Credit agreement dated June 13, 2005 among Cimarex Energy Co., the lender party thereto, JP Morgan Chase Bank, NA as administrative agent, US Bank National Association, as Co-Syndication agent, Bank of America, N.A., as Co-Syndication agent, Wells Fargo Bank, N.A., as Documentation agent and J.P. Morgan Securities Inc., as Lead arranger and Sales Book Runner.

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

August 9, 2005

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Chief Accounting Officer and Controller
(Principal Accounting Officer)