Form 10-Q
period 2005-09-30
CIMAREX ENERGY CO
filed 2005-11-07
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005
Commission File No. 001-31446

CIMAREX ENERGY CO.

1700 Lincoln Street, Suite 1800

Denver, Colorado 80203-4518

(303) 295-3995

Incorporated in the	Employer Identification
State of Delaware	No. 45-0466694

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares Cimarex Energy Co. common stock outstanding as of September 30, 2005 was 82,395,826.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,473	$115,746
Receivables, net	250,193	103,989
Inventories	32,520	9,742
Deferred income taxes	16,098	2,149
Other current assets	25,462	4,821
Total current assets	351,746	236,447
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	3,450,018	1,596,704
Unproved properties and properties under development, not being amortized	408,406	72,249
	3,858,424	1,668,953
Less – accumulated depreciation, depletion and amortization	(1,032,735)	(866,660)
Net oil and gas properties	2,825,689	802,293
Fixed assets, net	85,112	16,109
Goodwill	716,818	44,967
Other assets, net	69,140	5,630
	$4,048,505	$1,105,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,113	$26,511
Accrued liabilities	190,102	77,362
Derivative fair value	94,124	—
Revenue payable	82,515	39,129
Total current liabilities	427,854	143,002
Long-term debt	438,396	—
Deferred income taxes	633,057	225,285
Other liabilities	122,257	36,447
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,871,551 and 41,729,280 shares issued, respectively	849	417
Treasury stock, at cost, 2,475,725 shares held	(93,236)	—
Paid-in capital	1,916,505	250,248
Unearned compensation	(17,205)	(10,072)
Retained earnings	619,948	460,031
Accumulated other comprehensive income	80	88
	2,426,941	700,712
	$4,048,505	$1,105,446

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operation

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Gas sales	$245,010	$91,333	$488,043	$256,529
Oil sales	98,459	28,299	177,829	73,927
Gas gathering, marketing, and processing	64,833	49,329	183,784	139,921
Other, net	(3,925)	1,312	(1,114)	6,008
	404,377	170,273	848,542	476,385
Costs and expenses:
Depreciation, depletion and amortization	82,826	32,048	172,493	89,220
Asset retirement obligation accretion	1,331	319	2,266	913
Transportation	4,237	2,696	10,319	7,544
Production	40,473	8,648	68,056	27,536
Taxes other than income	21,418	9,736	45,913	27,565
Gas gathering, marketing, and processing	58,958	48,495	176,172	138,081
General and administrative	8,418	5,398	23,967	15,040
Stock compensation	1,225	502	3,663	1,454
Expenses related to merger	1,402	—	8,087	—
Loss on derivative instruments	81,946	—	83,976	—
	302,234	107,842	594,912	307,353

Operating income	102,143	62,431	253,630	169,032

Other income and expense:
Interest expense	8,280	290	12,239	866
Amortization of fair value of debt	(771)	—	(1,187)	—
Capitalized interest	(4,978)	—	(6,157)	—
Interest income and other	(469)	(232)	(1,814)	(421)

Income before income tax expense	100,081	62,373	250,549	168,587
Income tax expense	36,006	23,191	90,632	63,070

Net income	$64,075	$39,182	$159,917	$105,517

Earnings per share:

Basic	$0.78	$0.94	$2.72	$2.55

Diluted	$0.76	$0.91	$2.63	$2.47

Weighted average shares outstanding:
Basic	82,284	41,511	58,815	41,399
Diluted	84,840	42,885	60,767	42,687

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$159,917	$105,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	172,493	89,220
Asset retirement obligation accretion	2,266	913
Deferred income taxes	32,644	42,899
Stock compensation	3,663	1,454
Loss on derivative instruments	66,538	—
Other	12,870	59
Changes in operating assets and liabilities, net of effects of the acquisition of Magnum Hunter:
Increase in receivables, net	(23,765)	(12,922)
Increase in other current assets	(24,420)	(2,447)
Increase in accounts payable and accrued liabilities	15,081	29,083
Increase in other non-current liabilities	188	1,330
Net cash provided by operating activities	417,475	255,106
Cash flows from investing activities:
Oil and gas expenditures	(398,191)	(205,925)
Acquisition of proved oil and gas properties	(1,973)	(102)
Merger related costs	(12,405)	—
Cash received in connection with acquisition of MHR	33,407	—
Proceeds from sale of assets	70,576	766
Other expenditures	(19,798)	(8,078)
Net cash used by investing activities	(328,384)	(213,339)
Cash flows from financing activities:
Borrowing (payments) on long-term debt, net	(188,422)	—
Financing costs	(1,414)	—
Common stock reacquired and retired	(2,130)	(714)
Proceeds from issuance of common stock	14,602	10,724
Net cash (used in) provided by financing activities	(177,364)	10,010
Net change in cash and cash equivalents	(88,273)	51,777
Cash and cash equivalents at beginning of period	115,746	40,420
Cash and cash equivalents at end of period	$27,473	$92,197

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2005

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

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc.  Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock.  As a result of the merger, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders (excluding 2.5 million shares held in treasury).  At September 30, 2005, the combined company had 82.4 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex.

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

The consolidated balance sheet at September 30, 2005, includes the estimated fair value of assets and liabilities of Magnum Hunter on June 7, 2005, as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting.  The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

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

Purchase Price (in millions):
Shares of Cimarex common stock issued to Magnum Hunter stockholders	39.7
Average Cimarex stock price	$37.66

Fair value of common stock issued	$1,495.4
Plus: Merger costs incurred	30.5
Total purchase price	1,525.9
Plus: Liabilities assumed by Cimarex:
Current liabilities	156.2
Fair value of long-term debt	633.0
Other non-current liabilities	72.9
Deferred income taxes	425.8
Fair Value of common stock associated with convertible debt	49.6
Total purchase price plus liabilities assumed	$2,863.4
Allocation of Purchase Price:
Current assets	$177.3
Proved oil and gas properties	1,521.4
Unproved oil and gas properties	297.7
Investments	61.2
Other property and equipment	52.8
Other non-current assets	67.6
Goodwill	685.4
$2,863.4

The allocation of the purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger.  The overall allocation of the purchase price is preliminary because certain items such as the determination of the final fair value of certain assets and liabilities as of the acquisition date have not been finalized. The goodwill amount related to the purchase as of September 30, 2005 has been adjusted to $671.9 million, as the finalization process continues.

Included in current assets on the acquisition date of June 7, 2005 were assets available for sale of approximately $8.4 million acquired in the Magnum Hunter merger.  These assets were sold in the third quarter for approximately $8.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share data)	2005	2004	2005	2004
Pro Forma Statement of Operations Data
Revenues	$365,489	299,418	1,084,747	816,865
Net income	64,075	32,971	235,516	117,212
Net income per share:
Basic	$0.78	0.41	2.86	1.45
Diluted	0.76	0.40	2.78	1.42

3.                                                  Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value.  We generally determine the fair value of commodity futures and swap contracts based on the difference between the fixed contract price and the underlying market price at the determination date.  Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized a net loss during the third quarter of $82 million.  The charge includes both non-cash mark-to-market derivative losses as well as cash settlements.  Cash payments related to these contracts that settled in the third quarter totaled $15.6 million.  The derivative liability at September 30, 2005 equals $106.5 million. Cimarex will continue to recognize gains and losses in future earnings as the remaining derivative instruments expire through December 31, 2006.  Actual gains and losses to be recognized may differ materially from current fair value estimates. The following is a summary of the company’s open derivative contracts as of September 30, 2005:

Commodity	Type	Volume/Day	Duration	Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	40,000 MMBTU	Oct 05 – Dec 05	$4.00 - $6.25	$27,610,144
Natural Gas	Collar	10,000 MMBTU	Oct 05 – Dec 05	$4.25 - $6.60	6,857,865
Natural Gas	Collar	10,000 MMBTU	Oct 05 – Dec 05	$5.00 - $9.50	4,218,657
Natural Gas	Swap	20,000 MMBTU	Oct 05 – Dec 05	$6.25	14,360,346
Crude Oil	Swap	1,000 BBL	Oct 05 – Dec 05	$34.90	2,874,805
Crude Oil	Collar	1,000 BBL	Oct 05 – Dec 05	$35.00 - $55.00	1,076,867
Natural Gas	Collar	20,000 MMBTU	Jan 06 – Dec 06	$5.25 - $6.30	38,529,822
Crude Oil	Collar	1,000 BBL	Jan 06 – Dec 06	$30.00 - $35.85	10,970,818
					$106,499,324

Of the $106.5 million of total derivative liabilities, $94.1 million is classified as current and $12.4 million is included in other long-term liabilities on our consolidated balance sheet at September 30, 2005.  The weighted average NYMEX prices at September 30 for fourth quarter 2005 approximate $14.09 per Mcf of gas and $66.33 per barrel of oil.  Weighted average NYMEX prices at September 30, 2005 for the year 2006 approximate $11.71 per Mcf of gas and $66.83 per barrel of oil.

4.                                                  Stock Options

Cimarex’s 2002 Stock Incentive Plan reserves 12.7 million shares of common stock for issuance to directors and employees, including officers.  Options granted under the plan after December 5, 2002, expire ten years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date.  All grants are made at the average of the high and low prices of our common stock as reported on the New York Stock Exchange on the date of grant.

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

Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment on a prospective basis.   SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees.  For the quarter and nine months ended September 30, 2005 amortization of compensation expense related to stock options was approximately $0.5 million and $1.9 million or $0.3 million and $1.2 million after tax ($.01 and $.02 per diluted share respectively).

As discussed more fully in the notes to the financial statements of our annual report on form 10-K for the year ended December 31, 2004, the merger with Magnum Hunter constituted a “change of control event” under the incentive plan.  As a result, all participants became entitled to acceleration of vesting of their options.  Cimarex obtained waivers of the accelerated vesting from certain option holders including the company’s CEO and other senior officers.  Option holders who were not requested to or did not choose to execute a waiver became fully vested in their options on June 7, 2005. Compensation expense related to the accelerated vesting of options was approximately $1.1 million or $.7 million after tax.

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

Had compensation cost for the plan been determined based on the fair value at the grant dates for awards to employees under the plan, consistent with the methodology of SFAS No. 123R for the quarter and nine months ended September 30, 2004, such compensation expense would have been approximately $0.9 million and $2.6 million, respectively.  Pro forma net income for the quarter and nine months ended September 30, 2004 would have been as indicated below:

	Three Months Ended, September 30,	Nine Months Ended September 30,
	2004	2004

Net income, as reported	$39,182	$105,517
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)	(1,611)

Pro forma net income	$38,646	$103,906

Earnings per share:
Basic – as reported	$.94	$2.55
Basic – pro forma	$.93	$2.51

Diluted – as reported	$.91	$2.47
Diluted – pro forma	$.90	$2.43

There were no stock options granted to employees during the three months and nine months ended September 30, 2005.  The weighted-average grant-date fair value of options granted during the three months and nine months ended September 30, 2004 was $12.24.

The following summary reflects the status of stock options granted to employees and directors as of September 30, 2005, and changes during the period:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
				($000)
Outstanding as of January 1, 2005	2,657,082	$14.95
Exercised	(609,875)	14.00
Granted	—	—
Canceled	(5,315)	14.01
Outstanding as of September 30, 2005	2,041,892	$15.23	5.8 Years	$62,038
Exercisable as of September 30, 2005	1,383,488	$14.51	5.1 Years	$43,035

The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was $8.6 million and $3.3 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2004 was $16.4 million and $8.8 million, respectively.

The following summary reflects the status of non-vested stock options granted to employees and directors as of September 30, 2005 and changes during the period:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2005	883,327	$8.07
Vested	(221,734)	7.87
Granted	—	—
Forfeited	(3,189)	6.21
Non-vested as of September 30, 2005	658,404	$8.15
Exercisable as of September 30, 2005	1,383,488	$8.98

As of September 30, 2005 there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our incentive plan.  That cost is expected to be recognized pro rata over a weighted-average period of 7.2 years.  Generally, options vest on the anniversary of the grant date.  However, as noted above, the merger with Magnum Hunter resulted in certain option holders becoming fully vested in their options as of June 7, 2005.  The fair value attributable to such vested shares was approximately $1.1 million.

Cash received from option exercises during the nine months ended September 30, 2005 and 2004 was approximately $8.5 million and $7.4 million, respectively.  The tax benefit realized for the tax deductions from option exercises totaled approximately $6.1 million and $3.3 million, for the nine months ended September 30, 2005 and 2004, respectively.

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2005 (in thousands):

Balance as of January 1, 2005	$19,762
Liabilities incurred in the current period	3,675
Liabilities assumed in the Magnum Hunter merger	68,908
Liabilities settled in the current period	(467)
Accretion expense	2,305
Balance as of September 30, 2005	94,183
Less: Current asset retirement obligation	(3,570)
Long-term asset retirement obligation	$90,613

6.                                                  Long-Term Debt

Prior to the Magnum Hunter merger, Cimarex had no debt.  In connection with the Magnum Hunter merger on June 7, 2005, Cimarex assumed the following debt (in thousands):

Bank debt	$270,000
Capital lease obligations	3,501	(1)
9.6% Notes due 2012 (face value $195,000)	215,475	(2)
Floating rate convertible notes due 2023 (face value $125,000)	144,750	(3)
	633,726
Less: Current portion of capital lease obligations	(758	)(1)
Total long-term debt	$632,968

Debt at September 30, 2005 consisted of the following (in thousands):

Bank debt	$85,000
9.6% Notes due 2012 (face value of $195,000)	214,526	(4)
Floating rate convertible notes due 2023, 3.87% at September 30, 2005 (face value of $125,000)	138,870	(4)

Total long-term debt	$438,396

(1)     Paid in its entirety in August 2005.

(2)     Fair market value at June 7, 2005.

(3)     Fair market value at June 7, 2005. Reflected in Paid-in-Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

(4)     Fair market value at date of acquisition less amortization of the premium of fair market value over face value.

We have the capability to borrow on a Senior Secured Revolving Credit Facility.  On June 13, 2005, Cimarex entered into a new Revolving Credit Facility that provides for $500 million of long-term committed credit.  The new facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.

The Credit Facility agreement contains both financial and non-financial covenants, including limitations on share repurchases, dividends and other restricted payments.  The financial covenants require Cimarex to maintain a minimum ratio of funded indebtedness to trailing twelve-month EBITDA (earnings before interest, taxes and DD&A adjusted for non-cash items associated with mark-to-market accounting, stock-based compensation and impairment of goodwill) of less than three times and a ratio of current assets plus unused commitments to current liabilities of greater than one.  Cimarex continues to comply with these covenants and does not view them as materially restrictive.

At the Company’s option, advances under the Credit Facility bear interest based upon a Base rate or a Eurodollar rate.  The Base rate means the greater of (a) the JP Morgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent.   The Eurodollar rate means the applicable British Bankers’ Association London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00-1.75 percent and depending on borrowing base usage.  The interest rate at September 30, 2005 equaled 4.46 percent. Unused commitments under the agreement are subject to a commitment fee ranging from 0.225-0.375 percent, also depending on borrowing base usage.  At September 30, 2005 Cimarex’s borrowing base was $825 million.  Effective November 1, 2005 Cimarex’s borrowing base, as determined by its lenders in accordance with certain provisions under the credit agreement, was increased to $1 billion.

Cimarex currently has a letter of credit posted against its borrowing base of $2.5 million that reduces funds available under the Credit Facility.  The letter of credit is un-drawn and was posted to cover future plugging and abandonment costs and potential environmental remediation costs associated with a certain producing property located in New Mexico.

The 9.6% notes assumed in the Magnum Hunter merger have a face value of $195 million and are due March 15, 2012.  The notes are unsecured and are redeemable, as a whole or in part, at Cimarex’s option, on and after March 15, 2007 at the following redemption prices (expressed as percentages of the principal amount), plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage
2007	104.8%
2008	103.2%
2009	101.6%
2010 and thereafter	100.0%

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  On September 30, 2005, the interest rate was reset to 3.87%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share.  On September 30, 2005, the closing price of our common stock traded on the New York Stock Exchange was $45.33.

If any holders of the notes elect to tender their notes for conversion, they are entitled to receive a conversion value approximately equal to the ten-day average closing value of our common stock times 34.5.  We would then deliver the conversion value as follows:   (1) an amount of cash equal to the lesser of (a) the conversion value or (b) the principal amount of the notes and (2) an amount of common shares equal in value to the conversion value less the principal amount of the notes (net shares).  At September 30, 2005, the maximum total net shares that the holders would be entitled to if they all elected to tender their notes was 1.25 million.  At September 30, 2005 the conversion value equaled $177.4 million (or $1,419 per bond) and the fair value of the notes equaled $183.8 million (or $1,470 per bond).

In addition to the holders right to redeem the notes if our common stock price is above the conversion price, the holders also have the right to require Cimarex to repurchase all or a portion of the notes at a repurchase price equal to 100% of the principal amount (plus accrued interest) on December 15, 2008, 2013 and 2018.   The indenture agreement also provides Cimarex with an option to redeem some or all of the notes at a redemption price equal to 100% of the principal amount (plus accrued interest) anytime after December 22, 2008.

All long-term debt is guaranteed by Cimarex and all of its subsidiaries, except Canvasback.  Total assets held by Canvasback equal $1.6 million.

On February 18, 2005, Magnum Hunter’s 40% owned subsidiary, Apple Tree Holdings, LLC (“Apple Tree”), entered into a $20.6 million construction loan agreement (“Construction Loan”).  The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado.  The Construction Loan bears interest at LIBOR plus 2.25% or a base rate plus 1.25%, and will mature no later than July 31, 2006.  Total borrowings under this loan at September 30, 2005 were $14.3 million, of which our share was $5.7 million.  Magnum Hunter also provided a guarantee to the lender for 100% of the loan.  In return for the guarantee, Magnum Hunter received an up-front fee and the rights to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met.  In the merger, Cimarex assumed Magnum Hunter’s obligation.  In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.  We have included $162 thousand in other liabilities on our condensed consolidated balance sheet to represent the fair value of our guarantee for the Construction Loan.

7.                                                  Income Taxes

Federal income tax expense for the periods ended September 30, 2005 and 2004 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and other deductible costs.

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Current taxes	$39,481	$7,591	$57,988	$20,171
Deferred taxes (benefit)	(3,475)	15,600	32,644	42,899
	$36,006	$23,191	$90,632	$63,070

Current taxes include a $22.6 million charge resulting from the sale of various interests in oil and gas properties.

8.                                                  Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Cash paid during the period for:
Interest (net of amounts capitalized)	$3,928	$239	$5,620	$714
Income taxes (net of refunds received)	$26,415	$3,820	$39,517	$16,872

9.                                                  Earnings Per Share

The calculations of basic and diluted net earnings per common share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net Income available to common stockholders for basic diluted shares	$64,075	$39,182	$159,917	$105,517

Basic weighted-average shares outstanding	82,284	41,511	58,815	41,399
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	2,556	1,374	1,952	1,288
Diluted weighted-average shares outstanding	84,840	42,885	60,767	42,687

Earnings per share:
Basic	$0.78	$0.94	$2.72	$2.55
Diluted	$0.76	$0.91	$2.63	$2.47

There were stock options outstanding for 2,041,892 and 2,802,122 shares of Cimarex common stock at September 30, 2005 and 2004, respectively.  All stock options were considered potentially dilutive securities for each of the periods presented.

10.                                           Segment Information

We have two reportable segments.  The Exploration and Production segment is engaged in exploratory and developmental drilling, production and sale of crude oil, condensate, and natural gas, and acquisitions.  The Gas Gathering, Marketing, and Processing segment is engaged in the gathering and compression of natural gas from the wellhead, the purchase and resale of natural gas that it gathers, and the processing of natural gas liquids. The accounting policies of the segments are the same as those for the company as a whole.

Summarized financial information of Cimarex’s reportable segments for the three and nine months ended September 30, 2005 and 2004 is shown in the following tables:

	External Sales	Segment Operating Profit Before Income Taxes	DD&A	Total Assets(1)	Additions to Long-Lived Assets
	(In thousands)
Three Months Ended September 30, 2005:
Exploration and Production	$343,469	$190,946	$80,377	$3,970,356	$194,606
Gas Gath., Mkting., and Proc.	64,833	3,448	2,449	78,149	362

Total	$408,302	$194,394	$82,826	$4,048,505	$194,968

Three Months Ended September 30, 2004:
Exploration and Production	$119,632	$60,360	$31,976	$966,172	$63,232
Gas Gath., Mkting, and Proc.	49,329	759	72	35,769	97

Total	$168,961	$61,119	$32,048	$1,001,941	$63,329

	External Sales	Segment Operating Profit Before Income Taxes	DD&A	Total Assets(1)	Additions to Long-Lived Assets
	(In thousands)
Nine Months Ended September 30, 2005:
Exploration and Production	$665,872	$348,424	$169,421	$3,970,356	$2,330,981
Gas Gath., Mkting., and Proc.	183,784	4,540	3,072	78,149	54,767

Total	$849,656	$352,964	$172,493	$4,048,505	$2,385,748

Nine Months Ended September 30, 2004:
Exploration and Production	$330,456	$161,418	$89,025	$966,172	$216,473
Gas Gath., Mkting, and Proc.	139,921	1,606	195	35,769	491

Total	$470,377	$163,024	$89,220	$1,001,941	$216,964

(1) 2005 includes a preliminary allocation of $672 million of Goodwill to the Exploration and Production segment.

The acquisition of Magnum Hunter materially increased total assets within the two noted segments.  Additions attributable to the segments related to the Magnum Hunter merger were $1.9 billion to Exploration and Production (includes Equity investment of $61.1 million) and $52.8 million to Gas Gathering, Marketing and Processing.

The following table reconciles segment operating profit per the above table to income before taxes as reported on the consolidated statements of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Segment operating profit including depreciation, depletion and amortization	$194,394	$61,119	$352,964	$163,024
Unallocated amounts:
Other revenue, net	(3,925)	1,312	(1,114)	6,008
Expenses related to merger	(1,402)	—	(8,087)	—
Loss on derivative instruments	(81,946)	—	(83,976)	—
Income from equity investees	205	—	235	—
Loss from assets held for sale	(122)	—	(177)	—
Interest income	386	232	1,756	421
Interest expense	(7,509)	(290)	(11,052)	(866)
	$100,081	$62,373	$250,549	$168,587

11.                                           Commitments and Contingencies

Litigation

A liability for $6.5 million for estimated future litigation settlements has been recorded in the third quarter.  The proposed settlement will be reviewed by the court in the fourth quarter of 2005 for approval.

Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.

Gas Deliveries

At September 30, 2005, we had a firm sales contract to deliver approximately 1.2 Bcf of natural gas over the next eight months.  If this gas is not delivered, our financial commitment would be approximately $8.0 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $4.9 million.

Drilling Commitments

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at September 30, 2005 of approximately $102 million. All of the noted commitments were routine and made in the normal course of our business.

Tax Sharing Agreement

On September 30, 2002, Cimarex entered into an agreement with H&P that provides indemnification of H&P in connection with any future tax claims that may be made relating to the oil and gas exploration and production assets contributed to Cimarex by H&P.

12.       Property Sales

Various interests in oil and gas properties were sold during the third quarter, with net proceeds equaling $61.3 million.  Current income taxes payable include $22.6 million related to this sale. These proceeds were recorded as a reduction to oil and gas properties, as prescribed under the full cost method of accounting.  We anticipate overall sales of oil and gas properties in 2005 to total over $90.0 million.  Proved reserves associated with these properties approximates 21 billion cubic feet equivalent, and related production is 7.3 MMcf equivalent per day.

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

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are presently focused in Oklahoma, Texas, New Mexico, Kansas and Louisiana. Our primary focus is to explore for and discover new reserves. To supplement our growth, we also consider acquisitions and mergers, such as the acquisition of Magnum Hunter Resources, Inc.  On June 7, 2005, Cimarex completed its acquisition of Magnum Hunter Resources, Inc, an independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico. Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each owned share of Magnum Hunter common stock.  As a result of the merger transaction, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders (excluding 2.5 million shares held in treasury). At September 30, 2005, the combined company had 82.4 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

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

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities, periodic sales of non-strategic properties and external sources of capital.

For the full-year 2005, we project that 2005 exploration and development expenditures will range from $575 million to $625 million, of which fourth quarter expenditures will range from $150 million to $200 million. The anticipated expenditures for 2005 are up from the $296 million spent in 2004. Our 2005 exploration and development expenditures pro forma on a full year basis for Magnum Hunter are expected to range from $720 million to $770 million. Approximately 30 percent of the expenditures will be spent in our Mid-Continent program, 25 percent in the Gulf of Mexico, 19 percent in the Permian Basin and 13 percent in our onshore Gulf Coast program.

Exploration and development expenditures during the third quarter of 2005 totaled $192.9 million, up from $58.5 million for the third quarter of 2004.  Capital expenditures for exploration and development during the nine months of 2005 were $426.6 million, up from $208.8 million during the nine months of 2004. In the third quarter of 2005, we participated in drilling 97 gross (51 net) wells, with an overall success rate of 94 percent.  We drilled 300 gross (156 net) wells during the nine months of 2005, realizing a success rate of 86 percent.

Various interests in oil and gas properties were sold during the third quarter, with net proceeds equaling $61.3 million.  Current income taxes payable include $22.6 million related to this sale. These proceeds were recorded as a reduction to oil and gas properties, as prescribed under the full cost method of accounting.  We anticipate overall sales of oil and gas properties in 2005 to total over $90.0 million.  Proved reserves associated with these properties approximates 21 billion cubic feet equivalent, and related production is 7.3 MMcf equivalent per day.

Cash flow from operating activities for the nine months ended September 30, 2005 totaled $417.5 million, helping to fund our exploration and development expenditure program.  Due to positive drilling results during 2004 and 2005, approximately nine percent of our year-to-date oil and gas production contributing to this cash flow was generated from new wells going on line during 2005.

Based on expected cash provided by operating activities, proceeds from sales of non-strategic oil and gas properties and monies available under our Senior Secured Revolving Credit Facility, we believe we are well positioned to fund the projects identified for the remainder of 2005 and beyond.

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

Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value.  We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date.  Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the third quarter a net loss of $82.0 million.  This charge includes both non-cash mark-to-market derivative losses as well as cash settlements.  Cash payments related to these contracts that settled in the third quarter totaled $15.6 million.  The net derivative liability at September 30, 2005 equals $106.5 million. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment assessment.  A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred.  The volatility of oil and gas prices may cause more frequent assessments.   The impairment assessment requires us to make estimates regarding the fair value of the reporting unit.  The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. These factors are each individually weighted to estimate the total fair value of the reporting unit.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the unit is considered not impaired.  If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment.  We recorded $45.0 million of goodwill in the purchase of Key on September 30, 2002 and $685.4 million of goodwill in the purchase of Magnum Hunter on June 7, 2005.  The allocation of the Magnum Hunter purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger.  The overall allocation of the purchase price is preliminary because certain items such as the determination of the final fair value of certain assets and liabilities as of the acquisition date have not been finalized.  The goodwill amount related to the Magnum Hunter purchase as of September 30, 2005 has been adjusted downward to $671.9 million from the original estimate of $685.4 million, as the finalization process continues.  To date, no related impairment has been recorded.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us.  As of September 30, 2005, we have accrued for a mediated $6.5 million litigation settlement pertaining to post-production deductions on properties operated by Cimarex.  The proposed settlement will be reviewed by the court in the fourth quarter of 2005 for approval. See Note 11 of Notes to Consolidated Financial Statements.

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

Recent Accounting Developments

In September 2005, the SEC gave public companies that are not “accelerated filers” an additional year to comply with the requirements that implement the Sarbanes-Oxley Act’s Section 404 mandates on internal control over financial reporting.  In a separate action, the SEC proposed amendments that would create a new category of “accelerated filer” and would change the final phase-in of accelerated-filing deadlines.  As it pertains to Cimarex, which would be deemed to be a “large accelerated filer” under the proposals, the filing deadline for annual reports on Form 10-K would be 60 days following year end for fiscal years ending on or after December 15, 2005, and would remain 40 days following the fiscal quarter-end for quarterly reports on Form 10-Q.

Also in September 2005, the FASB proposed new Staff Positions on applying Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share –Based Payment.  The proposed rules establish that determining the grant date of a share-based payment is presumed to be satisfied at the date the award is approved under relevant corporate governance requirements, as long as the recipient is unable to negotiate the key terms and conditions of the award, and the award’s key terms are expected to be communicated to the recipient within a relatively short period of time after the date of approval.  The new rule would become effective when an entity adopts 123R, or, if already adopted, in the first reporting period beginning after the Staff Position is finalized.  The FASB also proposed a simpler alternative to the calculation of the amount of excess tax benefits available in additional-paid-in capital (“APIC”) to absorb tax deficiencies that occur after adopting 123R.  Companies would have up to one year after adopting 123R to decide whether to elect the alternative computation method.

On September 30, 2005 the FASB issued a proposed statement, “Earnings per Share, an amendment of FASB Statement No. 128”, that would clarify guidance for the computation of earnings per share relative to mandatory convertible instruments, contingently issuable shares, contracts that may be settled in cash or shares, and use of the treasury stock method. The proposal would be effective for interim and annual periods ending after June 15, 2006.

Overview

Our results of operations are impacted by oil and gas prices, which are volatile.  Realized oil and gas prices increased from $41.81 per barrel and $5.63 per Mcf in the third quarter of 2004 to $59.45 per barrel and $7.88 per Mcf in the third quarter of 2005. The majority of our revenues are from oil and gas sales, so price fluctuations can significantly affect our financial results.

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

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares.  At September 30, 2005, the combined company had 82.4 million shares outstanding (excluding 2.5 million shares held in treasury). The merger was accounted for as a purchase of Magnum Hunter by Cimarex.  The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

RESULTS OF OPERATIONS

Periods Ended September 30, 2005 Compared with Periods Ended September 30, 2004

SUMMARY DATA:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(IN THOUSANDS OR AS INDICATED)	2005	2004	2005	2004

Net Income	$64,075	$39,182	$159,917	$105,517
Per share-basic	0.78	0.94	2.72	2.55
Per share-diluted	0.76	0.91	2.63	2.47

Gas sales	$245,010	$91,333	$488,043	$256,529
Oil sales	98,459	28,299	177,829	73,927
Total oil and gas sales	$343,469	$119,632	$665,872	$330,456

Total gas volume-MMcf	31,075	16,212	69,854	$46,438
Gas volume-MMcf per day	337.8	176.2	255.9	169.5
Average gas price-per Mcf	7.88	$5.63	6.99	$5.52

Total oil volume-thousand barrels	1,656	677	3,269	1,957
Oil volume-barrels per day	18,002	7,358	11,975	7,143
Average oil price-per barrel	$59.45	$41.81	$54.40	$37.77

Gas gath., mkting.& processing revenues	$64,833	$49,329	183,784	$139,921
Gas gath., mkting. & processing costs	58,958	48,495	176,172	138,081
Gas gath., mkting & processing margin	$5,875	$834	$7,612	$1,840

Other revenues & expenses, net	$(3,925)	$1,312	$(1,114)	$6,008

Costs and expenses:
Depreciation, depletion and amortization	$82,826	$32,048	$172,493	$89,220
Production	40,473	8,648	68,056	27,536
Transportation	4,237	2,696	10,319	7,544
Taxes other than income	21,418	9,736	45,913	27,565
General and administrative	8,418	5,398	23,967	15,040
Stock compensation	1,225	502	3,663	1,454
Expenses related to merger	1,402	—	8,087	—
Loss on derivative instruments	81,946	—	83,976	—
(Income) from equity investees	(205)	—	(235)	—
Loss from assets held for sale	122	—	177	—
Asset retirement obligation accretion	1,331	319	2,266	913
Interest, net	2,145	58	3,139	445

Net income for the third quarter of 2005 was $64.1 million, or $0.76 per diluted share, compared to net income of $39.2 million, or $0.91 per diluted share for the same period in 2004.  For the nine months ended September 30, 2005, net income was $159.9 million, or $2.63 per diluted share, compared to net income of $105.5 million, or $2.47 per diluted share, for the same period in 2004. The change in net income results from the effect of changes in revenues and costs, as discussed further.  The results of operations of Magnum Hunter are included in our consolidated statements of operations only for the period since the acquisition on June 7, 2005.

Oil and gas sales for third quarter of 2005 totaled $343.5 million, compared to $119.6 million for the third quarter of 2004.  The $223.9 million increase in sales between the two periods results from $124.7 million due to higher production volumes (due primarily to increased production resulting from the acquisition of Magnum Hunter) and $99.2 million related to higher commodity prices.  For the nine months ended September 30, 2005, oil and gas sales increased by $335.4 million, or 102 percent, to $665.9 million from $330.5 million during the nine months of 2004.  Higher production volumes increased sales by $178.9 million and higher commodity prices contributed $156.5 million to the increase between the two nine-month periods.

Realized gas prices averaged $7.88 per Mcf for the three months ended September 30, 2005, compared to $5.63 per Mcf for the third quarter of 2004.  This 40 percent change increased sales by $70.0 million between the two periods. Realized oil prices averaged $59.45 per barrel for the third quarter of 2005, compared to $41.81 per barrel for the same period in 2004.  The increase in sales between periods resulting from this 42 percent improvement in oil prices totaled $29.2 million.

For the nine months ended September 30, 2005, realized gas prices increased to $6.99 per Mcf from $5.52 per Mcf realized in the nine months of 2004.  This price increase contributed $102.2 million to the increase in sales between the two nine-month periods.  Realized oil prices averaged $54.40 per barrel for the nine months of 2005, compared to $37.77 per barrel for the same period in 2004, resulting in a $54.3 million increase in sales between periods.  Changes in realized prices were the direct result of overall market conditions.

Sales also benefited from higher production volumes.  Average gas volumes rose 161.6 MMcf per day in the third quarter of 2005 to 337.8 MMcf per day from 176.2 MMcf per day in the third quarter of 2004, resulting in $83.8 million of incremental revenues.  Oil volumes averaged 18,002 barrels per day for the three months of 2005, compared to 7,358 barrels per day in the same period of 2004, resulting in increased revenues of $40.9 million.  For the nine months of 2005, gas volumes averaged 255.9 MMcf per day and oil volumes equaled 11,975 barrels per day, compared to the nine-month 2004 volumes of 169.5 MMcf per day and 7,143 barrels per day.  The higher gas volumes increased sales between the two periods by $129.4 million, and higher oil volumes resulted in $49.5 million of additional revenues. The increase in sales volumes between the periods of 2005 and 2004 is due to positive drilling results during 2004 and 2005, and the inclusion of production from Magnum Hunter operations from June 7, 2005.  Production volumes in the Gulf of Mexico and along the Texas and Louisiana Gulf Coast area were negatively impacted during the third quarter of 2005 as a result of various hurricanes.  As much as 125 MMcf of gas equivalent Company production per day had been shut in.  A large portion of the production has been placed back on line.  The timetable to restore full production is uncertain and will largely depend on the startup of refineries, gas processing plants, platforms, facilities and pipelines owned and operated by others.  No oil and gas reserves have been lost as a result of the storms and essentially all associated repair costs will be covered by insurance.

Gas gathering, marketing and processing revenues net of related costs equaled $5.9 million in the third quarter of 2005 compared to $0.8 million in the third quarter of 2004.  For the nine months ended September 30, 2005 and 2004, such revenues net of related costs totaled $7.6 million and $1.8 million, respectively.  These net revenues relate to activities with outside parties.  Such revenues and costs related to our own production are eliminated in consolidation.

Other net revenues and expenses equaled a net expense of $1.1 million for the nine months of 2005, consisting of a mediated $6.5 million litigation settlement expense, offset by gains on sale of miscellaneous equipment. Other revenues for the nine months of 2004 equaled $6.0 million consisting of $3.5 million of settlements related to litigation for which we were plaintiffs, and the remaining $2.5 million pertaining to gains on the sale of miscellaneous equipment.

Costs and Expenses

Costs and expenses (not including gas gathering, marketing and processing costs) were $245.3 million in the third quarter of 2005 compared to $59.4 million in the same period of 2004.  For the nine months of 2005 and 2004, these overall costs and expenses equaled $421.8 million and $169.7 million, respectively.

The largest component of these increases between periods was the loss on derivative instruments.  Prior to the acquisition of Magnum Hunter, Cimarex did not use financial instruments to mitigate commodity price changes. In connection with the merger, we recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the third quarter a net loss of $82.0 million ($84 million year to date).  The charge includes both non-cash mark-to-market derivative losses as well as cash settlements.  Cash payments related to these contracts that settled in the third quarter totaled $15.6 million. The net derivative liability at September 30, 2005 equals $106.5 million.  Cimarex will continue to recognize mark-to-market gains and losses as well as amortization of these contracts in future earnings until the derivative instruments mature.

 Depreciation, depletion and amortization (DD&A) was the next largest component of the increases between periods. DD&A equaled $82.8 million in the third quarter of 2005 compared to $32.0 million in the same period of 2004. For the nine months of 2005 and 2004, DD&A totaled $172.5 million and $89.2 million, respectively. On a unit of production basis, DD&A was $2.02 per Mcfe in the third quarter of 2005 compared to $1.58 per Mcfe for the third quarter of 2004.  For the nine months of 2005 and 2004, DD&A on a unit of production basis equaled $1.93 per Mcfe and $1.53 per Mcfe, respectively. The increases largely stem from costs associated with Magnum Hunter operations and higher costs for reserves added during 2004.

Production costs rose $31.9 million from $8.6 million ($0.43 per Mcfe) in the third quarter of 2004 to $40.5 million ($0.99 per Mcfe) in the third quarter of 2005.  For the nine months of 2005 and 2004, production costs equaled $68.1 million ($0.76 per Mcfe) and $27.5 million ($0.47 per Mcfe), respectively.  The higher costs in 2005 resulted primarily from the inclusion for the quarter of costs associated with Magnum Hunter operations, higher field operating expenses from an expanded number of properties, and higher maintenance costs.

Transportation costs increased from $2.7 million, or $0.13 per Mcfe, in the third quarter of 2004 to $4.2 million, or $0.10 per Mcfe, in the third quarter of 2005.  Transportation costs for the nine months of 2005 equaled $10.3 million compared to $7.5 million for the same period in 2004.  The increase is the result of expiring contracts being renewed with increased current market rates, and the inclusion for the quarter of transportation costs associated with Magnum Hunter operations.

Taxes other than income were $11.7 million greater, rising from $9.7 million in the third quarter of 2004 to $21.4 million in the same period of 2005.  For the nine months of 2005 and 2004, these costs totaled $45.9 million and $27.6 million, respectively.  The increases between periods resulted from increases in oil and gas sales stemming from inclusion of Magnum Hunter operations, higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $3.0 million from $5.4 million in the third quarter of 2004 to $8.4 million in the third quarter of 2005.  G&A expenses for the nine months of

2005 equaled $24.0 million compared to $15.0 million for the same period of 2004.  The increases between periods are due to an expansion of staff and higher employee-benefit costs.

As of September 30, 2005, expenses associated with the Magnum Hunter merger totaled $8.1 million. Of the $8.1 million, $3.6 million is due to the acceleration of vesting of stock options and restricted stock units resulting from change of control provisions under our stock incentive plan becoming effective due to the Magnum Hunter merger.  The remaining $4.5 million consists of $3.0 million of general integration costs, $1.0 million for retention bonuses, and $0.5 million of related financing costs.

Stock compensation increased from $1.5 million in the nine months of 2004 to $3.7 million in the nine months of 2005 due primarily to the $1.9 million expensing of stock options resulting from the adoption of SFAS No. 123R.  As of September 30, 2005, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plan.  That cost is expected to be recognized pro rata over a weighted-average period of 7.2 years.

Net interest increased from $0.4 million in the nine months of 2004 to $3.1 million in the nine months of 2005.  The increase results from the incurrence of interest expense associated with the debt assumed in the Magnum Hunter merger.  Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.

Income tax expense

Income tax expense totaled $36.0 million for the third quarter of 2005 versus $23.2 million for the third quarter of 2004.  Tax expense equaled a combined Federal and state effective income tax rate of 36.0 percent and 37.2 percent in the third quarters of 2005 and 2004, respectively.  Income tax expense for the nine months of 2005 equaled $90.6 million compared to $63.1 million for the same period of 2004, equating to combined Federal and state effective income tax rates of 36.2 percent and 37.4 percent, respectively.  We estimate that $58.0 million of our nine-month 2005 income tax expense is current.

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

Cash flow provided by operating activities for the nine months ended September 30, 2005 was $417.5 million, compared to $255.1 million for the nine months ended September 30, 2004. The increase in 2005 from the earlier period results primarily from higher oil and gas production and prices.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first half of 2005.

Cash flow used in investing activities for the nine months ended September 30, 2005 was $328.4 million, compared to $213.3 million for the nine months ended September 30, 2004. The increase in 2005 stems from a larger exploration and development program.

Cash flow used in financing activities in the first nine months of 2005 was $177.4 million versus $10.0 million provided in the first nine months of 2004.  The cash used in financing activities in 2005 resulted primarily from the payment of $188.4 million on debt assumed in the Magnum Hunter acquisition, offset by proceeds from issuance of common stock.

Financial Condition

As of September 30, 2005, stockholders’ equity totaled $2.4 billion, up from $700.7 million at December 31, 2004.  The increase resulted primarily from $1.5 billion of common stock issued in connection with the Magnum Hunter acquisition, and nine-month 2005 net income of $159.9 million, and $49.6 million of fair value of common stock associated with the convertible debt assumed in the Magnum Hunter merger.  At September 30, 2005 our cash balance equaled $27.5 million.

Working Capital

Working capital at September 30, 2005 totaled a negative $76.1 million, compared to a positive $93.4 million at December 31, 2004.  The decrease is primarily the result of a decrease in cash and an increase in current derivative liability. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.  In connection with the merger on June 7, 2005, Cimarex assumed the following debt (in thousands):

Bank debt	$270,000
Capital lease obligations	3,501	(1)
9.6% Notes due 2012 (face value $195,000)	215,475	(2)
Floating rate convertible notes due 2023 (face value $125,000)	144,750	(3)
	633,726
Less: Current portion of capital lease obligations	(758	)(1)
Total long-term debt	$632,968

Debt at September 30, 2005 consisted of the following (in thousands).

Bank debt	$85,000
9.6% Notes due 2012 (face value of $195,000)	214,526	(4)
Floating rate convertible notes due 2023, 3.87% at September 30, 2005 (face value of $125,000)	138,870	(4)

Total long-term debt	$438,396

(1)     Paid in its entirety in August 2005.

(2)     Fair market value at June 7, 2005.

(3)     Fair market value at June 7, 2005. Reflected in Paid-in-Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

(4)     Fair market value at date of acquisition less amortization of the premium of fair market value over face value.

We have the capability to borrow on a Senior Secured Revolving Credit Facility.  On June 13, 2005, Cimarex entered into a new Revolving Credit Facility that provides for $500 million of long-term committed credit.  At September 30, 2005 Cimarex’s borrowing base was $825 million.  Effective November 1, 2005 Cimarex’s borrowing base, as determined by its lenders in accordance with certain provisions under the credit agreement, was increased to $1 billion.  The new facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.

The Credit Facility agreement contains both financial and non-financial covenants, including limitations on share repurchases, dividends and other restricted payments.  The financial covenants require Cimarex to maintain a minimum ratio of funded indebtedness to trailing twelve-month EBITDA (earnings before interest, taxes and DD&A adjusted for non-cash items associated with mark-to-market accounting, stock-based compensation and impairment of goodwill) of less than three times and a ratio of current assets plus unused commitments to current liabilities of greater than one.  Cimarex continues to comply with these covenants and does not view them as materially restrictive.

At the Company’s option, advances under the Credit Facility bear interest based upon a Base rate or a Eurodollar rate.  The Base rate means the greater of (a) the JP Morgan Chase Bank prime rate or (b) the federal funds rate plus one-half of one percent.   The Eurodollar rate means the applicable British Bankers’ Association London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00-1.75 percent and depending on borrowing base usage. The interest rate at September 30, 2005 equaled 4.46 percent. Unused commitments under the agreement are subject to a commitment fee ranging from 0.225-0.375 percent, also depending on borrowing base usage.

Cimarex currently has a letter of credit posted against its borrowing base of $2.5 million that reduces funds available under the Credit Facility.  The letter of credit is un-drawn and was posted to cover future plugging and abandonment costs and potential environmental remediation costs associated with a certain producing property located in New Mexico.

The 9.6% notes assumed in the Magnum Hunter merger have a face value of $195 million and are due March 15, 2012.  The notes are unsecured and are redeemable, as a whole or in part, at Cimarex’s option, on and after March 15, 2007 at the following redemption prices (expressed as percentages of the principal amount), plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage
2007	104.8%
2008	103.2%
2009	101.6%
2010 and thereafter	100.0%

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  On September 30, 2005, the interest rate was reset to 3.87%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share.  On September 30, 2005, the closing price of our common stock traded on the New York Stock Exchange was $45.33.

If any holders of the notes elect to tender their notes for conversion, they are entitled to receive a conversion value approximately equal to the ten-day average closing value of our common stock times 34.5.  We would then deliver the conversion value as follows:   (1) an amount of cash equal to the lesser of (a) the conversion value or (b) the principal amount of the notes and (2) an amount of common shares equal in value to the conversion value less the principal amount of the notes (net shares).  At September 30, 2005, the maximum total net shares that the holders would be entitled to if they all elected to tender their notes was 1.25 million.  At September 30, 2005 the conversion value equaled $177.4 million (or $1,419 per bond) and the fair value of the notes equaled $183.8 million (or $1,470 per bond).

In addition to the holders right to redeem the notes if our common stock price is above the conversion price, the holders also have the right to require Cimarex to repurchase all or a portion of the notes at a repurchase price equal to 100% of the principal amount (plus accrued interest) on December 15, 2008, 2013 and 2018.   The indenture agreement also provides Cimarex with an option to redeem some or all of the notes at a redemption price equal to 100% of the principal amount (plus accrued interest) anytime after December 22, 2008.

All long-term debt is guaranteed by Cimarex and all of its subsidiaries, except Canvasback.  Total assets held by Canvasback equal $1.6 million.

On February 18, 2005, Magnum Hunter’s 40% owned subsidiary, Apple Tree Holdings, LLC (“Apple Tree”), entered into a $20.6 million construction loan agreement (“Construction Loan”).  The Construction Loan provides financing for the construction of a processing plant, natural gas lateral, carbon dioxide line and related infrastructure in Huerfano County, Colorado.  The Construction Loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25% and will mature no later than July 31, 2006.  Total borrowings under this loan at September 30, 2005 were $14.3 million, of which our share was $5.7 million.   We have provided a guarantee to the lender for this Construction Loan.  In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met.  In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.  We have included $162 thousand in other liabilities on our condensed consolidated balance sheet to represent the fair value of our guarantee issued for the Construction Loan.

Contractual Obligations and Material Commitments

At September 30, 2005, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Long term debt (1)	$405,000	$—	$—	$85,000	$320,000
Fixed-Rate Interest payments(1)	121,680	18,720	37,440	37,440	28,080
Commodity derivatives	106,499	94,124	12,375	—	—
Operating leases	22,038	3,332	6,364	5,354	6,988
Drilling commitments	102,449	102,449	—	—	—
Asset retirement obligation	94,183	3,570	19,318	7,037	64,258
Other liabilities	3,848	13	207	129	3,499

Total obligations	$855,697	$222,208	$75,704	$134,960	$422,825

(1) See item 3 Interest Rate Risk for more information regarding fixed and variable rate debt.

At September 30, 2005, we had a firm sales contract to deliver approximately 1.2 Bcf of natural gas over the next eight months.  If this gas is not delivered, our financial commitment would be approximately $8.0 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $4.9 million.

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

2005 Outlook

Our projected 2005 exploration and development expenditure program of $575 million to $625 million will require a great deal of coordination and effort.  Though there are a variety of factors that could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high degree of occurrence.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

Costs of operations on a per Mcfe basis for 2005 are estimated to approximate levels realized in 2004.  Should factors beyond our control fluctuate, our program and realized costs will vary from current projections.  These factors could include volatility in commodity prices, changes in the supply of and demand for oil and gas, weather conditions, governmental regulations and more.

Production for the nine months of 2005 averaged 327.7 MMcfe per day. Fourth quarter estimates of production levels range between 420 to 450 MMcfe per day. The revenues to be realized from the sale of this production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized from the sales.  During 2005, the average price realized from our gas sales was $6.99 per Mcf and $54.40 per barrel from our oil sales.  Current indications are that anticipated prices for 2005 will exceed 2004 levels.  Prices can be highly volatile and the possibility of realized prices for 2005 to vary from current estimates is high.

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

Monthly gas price realizations during the third quarter of 2005 ranged from $6.77 per Mcf to $9.58 per Mcf.  Oil prices ranged from $55.43 per barrel to $61.81 per barrel, and for the nine months of 2005, monthly realized gas prices ranged from $5.95 per Mcf to $9.58 per Mcf, with realized monthly oil prices for the period ranging from $45.24 per barrel to $61.81 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value.  We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date.  Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005).  These derivative instruments have not been designated for hedge accounting treatment.  As a result, Cimarex recognized in earnings during the third quarter a net loss of $82 million.  This charge includes both non-cash mark-to-market derivative losses as well as cash settlements.  Cash payments related to these contracts that settled in the third quarter totaled $15.6 million.  The net derivative liability at September 30, 2005 equals $106.5 million. Actual gains and losses to be recognized in the future may differ materially, arising from movements in the prices of oil and natural gas.  Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature.  Actual gains and losses to be recognized may differ materially from current fair value estimates.

The following is a summary of the company’s open derivative contracts as of September 30, 2005:

Commodity	Type	Volume/Day	Duration	Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	40,000 MMBTU	Oct 05 - Dec 05	$4.00 - $6.25	$27,610,144
Natural Gas	Collar	10,000 MMBTU	Oct 05 – Dec 05	$4.25 - $6.60	6,857,865
Natural Gas	Collar	10,000 MMBTU	Oct 05 - Dec 05	$5.00 - $9.50	4,218,657
Natural Gas	Swap	20,000 MMBTU	Oct 05 – Dec 05	$6.25	14,360,346
Crude Oil	Swap	1,000 BBL	Oct 05 – Dec 05	$34.90	2,874,805
Crude Oil	Collar	1,000 BBL	Oct 05 – Dec 05	$35.00 - $55.00	1,076,867
Natural Gas	Collar	20,000 MMBTU	Jan 06 – Dec 06	$5.25 - $6.30	38,529,822
Crude Oil	Collar	1,000 BBL	Jan 06 – Dec 06	$30.00 - $35.85	10,970,818
					$106,499,324

The weighted average NYMEX prices at September 30 for fourth quarter 2005 approximate $14.09 per Mcf of gas and $66.33 per barrel of oil.  Weighted average NYMEX prices at September 30, 2005 for the year 2006 approximate $11.71 per Mcf of gas and $66.83 per barrel of oil.

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

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of September 30, 2005.  Fair values are calculated as the net present value of the expected cash flows of the financial instruments, except for the fixed rate Senior Notes and the Convertible Notes, which are valued at their last traded value before September 30, 2005.

Expected Maturity Dates	2005	2006- 10	2012	2023	Total	Book Value	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Facility (a)	$—	$85,000	$—	$—	$85,000	$85,000	$85,000
ConvertibleNotes (b)	—	—	—	125,000	125,000	138,870	183,750

Fixed Rate Debt:
Senior Notes (c)	$—	$—	$195,000	$—	$195,000	$214,526	$212,063

(a)	The average interest rate on the Facility is 4.46%.
(b)

The interest rate on the convertible notes is 3.87%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase. Included in Paid in Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

(c)	The interest rate on the senior notes due 2012 is a fixed 9.6%.

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

Changes in Internal Control over Financial Reporting

Cimarex management considers the acquisition of Magnum Hunter Resources, Inc. on June 7, 2005, to be material to the results of operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the internal controls and procedures of Magnum Hunter Resources, Inc. to have a material affect on the Company’s internal control over financial reporting.  Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation.  Cimarex intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Magnum Hunter Resources, Inc. and its subsidiaries with an effective date no later than March 31, 2006.

Except as set forth above, we have identified no other significant changes in Cimarex’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

ITEM 6 – EXHIBITS

(a)

31.1                           Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2                           Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)                                 Forms 8-K filed during quarter ended September 30, 2005:

Date Filed	Items Reported

August 8, 2005	Second Quarter Earnings
September 9, 2005	Update on the impact of Hurricane Katrina
September 28, 2005	Update on the impact of Hurricane Rita

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2005

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Chief Accounting Officer and Controller
(Principal Accounting Officer)