Form 10-Q
period 2006-03-31
CIMAREX ENERGY CO
filed 2006-05-05
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period ended March 31, 2006
Commission File No. 001-31446

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares Cimarex Energy Co. common stock outstanding as of March 31, 2006 was 82,595,668.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$50,675	$61,647
Receivables, net	261,003	289,184
Inventories	41,100	34,784
Deferred income taxes	15,248	17,959
Other current assets	23,641	25,454
Total current assets	391,667	429,028
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	3,793,939	3,602,797
Unproved properties and properties under development, not being amortized	474,897	388,839
	4,268,836	3,991,636
Less – accumulated depreciation, depletion and amortization	(1,201,390)	(1,114,677)
Net oil and gas properties	3,067,446	2,876,959
Fixed assets, net	87,062	86,916
Goodwill	716,988	717,391
Other assets, net	75,320	70,041
	$4,338,483	$4,180,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,093	$81,947
Accrued liabilities	223,992	179,076
Derivative fair value	19,007	41,926
Revenue payable	96,137	94,469
Total current liabilities	408,229	397,418
Long-term debt	351,506	352,451
Deferred income taxes	761,760	717,790
Other liabilities	106,968	117,223
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,691,390 and 83,524,285 shares issued, respectively	837	835
Treasury stock, at cost, 1,095,722 and 1,146,822 shares held, respectively	(41,363)	(43,554)
Paid-in capital	1,858,617	1,865,597
Unearned compensation	—	(15,862)
Retained earnings	891,848	788,356
Accumulated other comprehensive income	81	81
	2,710,020	2,595,453
	$4,338,483	$4,180,335

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operation

(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands, except per share data)
Revenues:
Gas sales	$233,723	$105,874
Oil sales	88,272	31,508
Gas gathering and processing	11,302	6
Gas marketing, net of related costs of $57,178 and $53,174 respectively	1,953	556
	335,250	137,944
Costs and expenses:
Depreciation, depletion and amortization	90,628	38,085
Asset retirement obligation accretion	1,448	385
Production	41,772	10,171
Transportation	4,308	2,474
Gas gathering and processing	6,553	53
Taxes other than income	23,546	10,895
General and administrative	10,885	7,892
Stock compensation	1,968	1,225
Expenses related to merger	31	—
Gain on derivative instruments	(15,567)	—
	165,572	71,180

Operating income	169,678	66,764

Other income and expense:
Interest expense	6,490	188
Capitalized interest	(6,219)	—
Other, net	(4,287)	(1,241)

Income before income tax expense	173,694	67,817
Income tax expense	63,543	24,452

Net income	$110,151	$43,365

Earnings per share:

Basic	$1.33	$1.04

Diluted	$1.29	$1.00

Weighted average shares outstanding:
Basic	82,633	41,749
Diluted	85,242	43,218

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$110,151	$43,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	90,628	38,085
Asset retirement obligation accretion	1,448	385
Deferred income taxes	46,681	17,312
Amortization of restricted stock compensation	1,968	1,225
Derivative instruments	(22,919)	—
Other	(840)	697
Changes in operating assets and liabilities
Decrease in receivables, net	28,525	7,871
(Increase) in other current assets	(14,448)	(7,414)
(Decrease) in accounts payable and accrued liabilities	(13,541)	(5,015)
Increase (decrease) in other non-current liabilities	362	(83)
Net cash provided by operating activities	228,015	96,428
Cash flows from investing activities:
Oil and gas expenditures	(218,963)	(96,473)
Acquisition of proved oil and gas properties	(2,862)	(243)
Merger costs	(469)	—
Cash received in connection with acquisition	—	—
Proceeds from sale of assets	60	37
Other expenditures	(5,729)	(3,093)
Net cash used by investing activities	(227,963)	(99,772)
Cash flows from financing activities:
Borrowing (payments) on long-term debt, net	—	—
Treasury Stock acquired	(10,281)	—
Dividends paid	(3,327)	—
Proceeds from issuance of common stock and other	2,584	623
Net cash (used in) provided by financing activities	(11,024)	623
Net change in cash and cash equivalents	(10,972)	(2,721)
Cash and cash equivalents at beginning of period	61,647	115,746
Cash and cash equivalents at end of period	$50,675	$113,025

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

1.             Basis of Presentation

The accompanying financial statements are unaudited and were prepared from the records of Cimarex Energy Co. (Cimarex or the Company). We believe these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. We prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

 In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares. At March 31, 2006, Cimarex had 82.6 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter were included in our consolidated statements of operations beginning June 7, 2005.

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

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2006 financial statement presentation. Most notably, the presentation of gas marketing and sales activities as discussed below under Revenue Recognition.

Segment Information

Cimarex has one reportable segment (exploration and production).

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

The consolidated balance sheet at March 31, 2006, includes the estimated fair value of assets and liabilities of Magnum Hunter on June 7, 2005, as well as the adjustments required to record the acquisition in accordance with the purchase method of accounting. The results of operations of Magnum Hunter are included in our consolidated statements of operations for the period since the acquisition on June 7, 2005.

The allocation of the purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger. The overall allocation of the purchase price is preliminary because certain items such as the determination of the final fair value of certain assets and liabilities as of the acquisition date have not been finalized. The goodwill amount related to the purchase as of March 31, 2006 has been adjusted to $672.0 million, as the finalization process continues.

The following unaudited pro forma information has been prepared to give effect to the Magnum Hunter acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma data is presented for illustrative purposes only, based on estimates and assumptions deemed appropriate by management, and should not be relied upon as an indication of the operating results that Cimarex would have achieved if the transaction had occurred on January 1, 2005. The pro forma information also should not be used as an indication of future results or trends.

Three Months Ended March 31, 2005

(Thousands of dollars, except per share data)
Pro Forma Statement of Operations Data
Revenues	$285,979
Net income	49,118
Net income per share:
Basic	$0.60
Diluted	0.59

3.             Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of commodity futures and swap contracts based on the difference between the fixed contract price and the underlying market price at the determination date. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized a net gain during the first quarter of $15.6 million. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in first quarter totaled $7.4 million. The derivative liability at March 31, 2006 equals $19.0 million. Cimarex will continue to recognize gains and losses in future earnings as the remaining derivative instruments expire through December 31, 2006. Actual gains and losses to be recognized may differ materially from current fair value estimates. The following is a summary of the company’s open derivative contracts as of March 31, 2006:

Commodity	Type	Volume/Day	Duration	Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	20,000 MMBTU	April 06 - Dec 06	$ 5.25 - $6.30	$10,088
Crude Oil	Collar	1,000 BBL	April 06 - Dec 06	$ 30.00 - $35.85	8,919
					$19,007

All of the $19.0 million of derivative liabilities is classified as current on our consolidated balance sheet at March 31, 2006. Weighted average NYMEX prices at March 31, 2006 for the three months of 2006 approximate $8.98 per Mcf of gas and $63.48 per barrel of oil.

4.             Stock Plans

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

Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment on a prospective basis. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees. For the quarters ended March 31, 2006 and 2005, amortization of compensation expense related to stock options was approximately $468 thousand and $710 thousand or $299 thousand and $440 thousand after tax ($0.0 and $0.01 per diluted share), respectively.

As discussed more fully in the notes to the financial statements of our annual report on form 10-K for the year ended December 31, 2005, the merger with Magnum Hunter constituted a “change of control event” under the incentive plan. As a result, all participants became entitled to acceleration of vesting of their options. Cimarex obtained waivers of the accelerated vesting from certain option holders including the company’s CEO and other senior officers. Option holders who were not requested to or did not choose to execute a waiver became fully vested in their options on June 7, 2005. Compensation expense related to the accelerated vesting of options was approximately $1.1 million or $.7 million after tax.

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

There were no stock options granted to employees during the three months ended March 31, 2006 and 2005.

The following summary reflects the status of stock options granted to employees and directors as of March 31, 2006, and changes during the period:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
				($000)
Outstanding as of January 1, 2006	2,023,388	$15.64
Exercised	(98,810)	15.65
Granted	—	—
Canceled	—
Outstanding as of March 31, 2006	1,924,578	$15.64	5.3 Years	$52,980
Exercisable as of March 31, 2006	1,468,318	$14.73	4.8 Years	$41,743

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2.9 million and $1.2 million, respectively.

The following summary reflects the status of non-vested stock options granted to employees and directors as of March 31, 2006 and changes during the period:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2006	456,260	$8.75
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested as of March 31, 2006	456,260	$8.75

As of March 31, 2006 there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our incentive plan. That cost is expected to be recognized pro rata over a weighted-average period of five years. Generally, options vest on the anniversary of the grant date. However, as noted above, the merger with Magnum Hunter resulted in certain option holders becoming fully vested in their options as of June 7, 2005. The fair value attributable to such vested shares was approximately $1.1 million.

Cash received from option exercises during the three months ended March 31, 2006 and 2005 was approximately $1.5 million and $690 thousand, respectively. The tax benefit realized for the tax deductions from option exercises totaled approximately $1.1 million and $451.4 thousand, for the three months ended March 31, 2006 and 2005, respectively.

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

Cimarex awarded 65,000 restricted shares during 2003. On December 1, 2003, certain employees elected to exchange their restricted stock for restricted stock units (“Units”), in accordance with the provisions of the Stock Incentive Plan. As such, 688,600 restricted shares were cancelled and a like number of Units were issued. The Units issued had been recorded as long-term deferred compensation in an amount equal to the original value attributed to the restricted shares exchanged, with a corresponding adjustment to common stock and paid-in capital. In accordance with SFAS No 123R, deferred compensation of $13.9 million and the related unearned compensation have been eliminated. Upon vesting, the Units will be exchanged for a like number of shares of common stock and issued to the employee. There were 692,937 restricted stock units outstanding as of March 31, 2006.

In accordance with SFAS No 123R, unearned compensation of $2.0 million attributable to restricted stock has been reclassified to paid-in-capital. At March 31, 2006 there were 562,653 shares of restricted stock outstanding

The following summary reflects the status of restricted stock and units granted to employees and directors as of March 31, 2006, and changes during the year:

	Stock	Units

Outstanding as of January 1, 2006	249,905	697,937
Vested	—	—
Granted	312,748	—
Canceled	—	(5,000)
Outstanding as of March 31, 2006	562,653	692,937

Compensation expense for restricted shares or units is based upon the market price of the restricted grant multiplied by the number of shares of restricted stock or units granted. Compensation cost is being recognized over the associated vesting period. For the quarters ended March 31, 2006 and 2005, we recorded compensation expense of $1.5 million and $0.5 million, respectively. We also capitalized to oil and gas properties associated costs of $0.7 million and $0.1 million, respectively.

Declared Dividends and Stock Repurchases

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $.04 per share payable on March 1, 2006 to shareholders of record as of February 15, 2006. In March 2006, a second quarterly dividend of $.04 per share was declared, payable on June 1, 2006 to shareholders of record as of May 15, 2006.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through March 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2006 (in thousands):

Balance as of January 1, 2006	$101,128
Liabilities incurred in the current period	1,107
Liabilities settled in the current period	(201)
Accretion expense	1,448
Balance as of March 31, 2006	103,482
Less: Current asset retirement obligation	(3,570)
Long-term asset retirement obligation	$99,912

6.             Long-Term Debt

Prior to the Magnum Hunter merger, Cimarex had no debt. Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)

Total long-term debt	$352,451

Debt at March 31, 2006 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value of $195,000)	213,014	(1)
Floating rate convertible notes due 2023, 4.91% at March 31, 2006 (face value of $125,000)	138,492	(2)

Total long-term debt	$351,506

(1)Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) equaled $215.5 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2) Fair market value at June 7, 2005 equaled $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

Reflected in Paid-in-Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.

The Credit Facility agreement contains both financial and non-financial covenants. Cimarex continues to comply with these covenants and does not view them as materially restrictive.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On March 31, 2006, the interest rate equaled 4.91%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On March 31, 2006, the closing price of our common stock traded on the New York Stock Exchange was $43.26. There is not an observable market for the notes. Management estimates the fair value of the notes at March 31, 2006 was $190.8 million (or $1,526 per bond). The common stock component of the convertible debt has been included in stockholders’ equity.

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

Total borrowings at March 31, 2006 on the construction loan of Magnum Hunter’s 40% owned affiliate, Apple Tree Holdings, LLC (“Apple Tree”) were $20.6 million, of which our share was $8.2 million. We have provided a guarantee to the lender for this Construction Loan. In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.

7.             Income Taxes

Federal income tax expense for the periods ended March 31, 2006 and 2005 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and other deductible costs.

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Current taxes	$16,862	$7,140
Deferred taxes	46,681	17,312
	$63,543	$24,452

8.                                      Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Cash paid during the period for:
Interest (net of amounts capitalized)	$5,301	$180
Income taxes (net of refunds received)	$20,415	$1,990

9.             Earnings per Share

The calculations of basic and diluted net earnings per common share are presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005

Net Income available to common stockholders for basic diluted shares	$110,151	$43,365

Basic weighted-average shares outstanding	82,633	41,749
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	2,609	1,469
Diluted weighted-average shares outstanding	85,242	43,218

Earnings per share:
Basic	$1.33	$1.04
Diluted	$1.29	$1.00

There were stock options outstanding for 1,924,578 and 2,609,838 shares of Cimarex common stock at March 31, 2006 and 2005, respectively. All stock options were considered potentially dilutive securities for each of the periods presented.

10.          Commitments and Contingencies

Litigation

Cimarex has various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.

Other

Cimarex has various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $6.3 million.

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at March 31, 2006 of approximately $66 million.

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

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are presently focused primarily in Oklahoma, Texas, New Mexico, Kansas, Louisiana, and the Gulf of Mexico. We also have smaller projects underway in Michigan and California.

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

As a result of the merger, our proved reserves tripled and production doubled. Our common shares outstanding increased by 93 percent to 82.4 million and we went from having no debt to taking on $633 million of debt. Using proceeds from property sales and cash flow in excess of capital investments, we reduced our debt to $352 million by year end and $351 million at March 31, 2006. Operationally we now have a large base of properties in the Permian Basin with operational characteristics similar to our Mid-Continent assets. The merger also extended our onshore Gulf Coast activities into the Gulf of Mexico. Overall, about 44 percent of our proved reserves are in the Permian Basin and 39 percent are in our Mid-Continent region. Our onshore Gulf Coast and Gulf of Mexico operations collectively make up 12 percent of our proved reserves.

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

Exploration and development expenditures during the first quarter of 2006 totaled $273 million, up from $92.7 million for the first quarter of 2005. In the first quarter of 2006, we participated in drilling 170 gross (108.8 net) wells, with an overall success rate of 89 percent.

Cash flow from operating activities for the three months ended March 31, 2006 totaled $228.0 million, helping to fund our drilling program.

Based on expected cash provided by operating activities and monies available under our Senior Secured Revolving Credit Facility, we believe we are well positioned to fund the projects identified for the remainder of 2006 and beyond.

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

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of oil and gas prices may cause more frequent assessments. The impairment assessment requires us to make estimates regarding the fair value of goodwill. The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. These factors are each individually weighted to estimate the total fair value of goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment. We recorded $45.0 million of goodwill in the purchase of Key on September 30, 2002 and $685.4 million of goodwill in the purchase of Magnum Hunter on June 7, 2005. The goodwill amount related to the Magnum Hunter purchase will be periodically adjusted until the valuation process has been finalized.

Allocation of Purchase Price

The allocation of the Magnum Hunter purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger. The overall allocation of the purchase price is preliminary because certain items such as the determination of the final fair value of certain assets and liabilities as of the acquisition date have not been finalized. The goodwill amount related to the Magnum Hunter purchase as of March 31, 2006 has been adjusted downward to $672 million from the original amount recorded of $685.4 million, as the valuation process continues.

Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date using information we obtain from counter parties. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized a net gain of $15.6 million during the first quarter of 2006. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the first quarter of 2006 totaled $7.4 million. The net derivative liability at March 31, 2006 equals $19.0 million. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature on December 31, 2006.

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

Segment Information

Cimarex has one reportable segment (exploration and production).

Recent Accounting Developments

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period of that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R) – 6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This Interpretation provides guidance on identifying which entities are Variable Interest Entities (“VIEs”), which interests are variable interests, and which party is a VIE’s primary beneficiary. The requirements are to be applied prospectively to all entities that the reporting enterprise first becomes involved with beginning the first day of the first reporting period that begins after June 15, 2006. The new requirements need not be applied to entities that previously been analyzed under Interpretation 46R, unless a reconsideration event occurs.

Overview

Our results of operations are primarily impacted by changes in oil and gas prices and changes in our production volumes. Realized oil and gas prices increased from $47.28 per barrel and $6.00 per Mcf in the first quarter of 2005 to $59.57 per barrel and $7.19 per Mcf in the first quarter of 2006.

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

Taxes, other than income, are taxes assessed by state and local taxing authorities pertaining to production, revenues or the value of properties. These typically include production, severance, ad valorem and excise taxes.

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

Basis of Presentation

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares. At March 31, 2006, Cimarex had 82.6 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter were included in our consolidated statements of operations beginning June 7, 2005.

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2006 financial statement presentation. Most notably, the presentation of gas marketing and sales activities as discussed under Revenue Recognition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005:

SUMMARY DATA:

(in thousands or as indicated)

	For the Three Months Ended
	March 31,
	2006	2005
Net income	$110,151	$43,365
Per share-basic	1.33	1.04
Per share-diluted	1.29	1.00

Gas sales	$233,723	$105,874
Oil sales	88,272	31,508
Total oil and gas sales	$321,995	$137,382

Total gas volume-Mcf	32,515	17,636
Gas volume-MMcf per day	361.3	196.0
Average gas price-per Mcf	$7.19	$6.00

Total oil volume-thousand barrels	1,482	666
Oil volume-barrels per day	16,464	7,404
Average oil price-per barrel	$59.57	$47.28

Gas gathering and processing revenues	$11,302	$6
Gas gathering and processing costs	(6,553)	(53)
Gas gathering and processing margin	$4,749	$(47)

Gas marketing revenues, net of related costs	$1,953	$556

Costs and expenses:
Depreciation, depletion and amortization	$90,628	$38,085
Production	41,772	10,171
Transportation	4,308	2,474
Taxes other than income	23,546	10,895
General and administrative	10,885	7,892
Stock compensation	1,968	1,225
Expenses related to merger	31	—
Gain on derivative instruments	(15,567)	—
Interest expense, net of capitalized interest	271	188
Asset retirement obligation accretion	1,448	385
Other income, net	(4,287)	(1,241)

Net income for the first quarter of 2006 was $110.2 million, or $1.29 per diluted share, compared to net income of $43.4 million, or $1.00 per diluted share in 2005. The change in net income results from the effect of changes in revenues and costs, as discussed further. The results of operations of Magnum Hunter are included in our consolidated statements of operations only for the period since the acquisition on June 7, 2005.

Oil and gas sales for the first quarter of 2006 totaled $322.0 million, compared to $137.4 million for 2005. The $184.6 million increase in sales between the two periods results from $56.7 million related to higher commodity prices and $127.9 million due to higher production volumes (due primarily to increased production resulting from the acquisition of Magnum Hunter).

Realized gas prices averaged $7.19 per Mcf for 2006, compared to $6.00 per Mcf for 2005. This 20 percent change increased sales by $38.5 million between the two periods. Realized oil prices averaged $59.57 per barrel for 2006, compared to $47.28 per barrel for 2005. The increase in sales between periods resulting from this 26 percent improvement in oil prices totaled $18.2 million. Changes in realized prices were the direct result of overall market conditions.

Sales also benefited from higher production volumes. Average gas volumes rose 165.3 MMcf per day in 2006 to 361.3 MMcf per day from 196.0 MMcf per day in 2005, resulting in $89.3 million of incremental revenues. Oil volumes averaged 16,464 barrels per day for 2006, compared to 7,404 barrels per day in 2005, resulting in increased revenues of $38.6 million. The increase in sales volumes between the periods of 2006 and 2005 is due to positive drilling results during 2005 and 2006, and the inclusion of production from Magnum Hunter operations from June 7, 2005. Daily production volumes in the Gulf of Mexico and along the Texas and Louisiana Gulf Coast area were negatively impacted by approximately 18 MMcf equivalents during the first quarter of 2006 as a result of hurricanes. No oil and gas reserves have been lost as a result of the storms and essentially all associated repair costs will be covered by insurance. Based on discussions with operators, we expect the majority of these volumes to be restored by the end of the second quarter.

Gas gathering and processing revenues, net of related costs, equaled $4.7 million in the first quarter of 2006, compared to a loss of $47 thousand in 2005. The increase is due to the inclusion of related activities from Magnum Hunter operations. We own interests in gas gathering systems and gas processing plants that are connected to our production operations. We transport and process third party gas that is associated with our gas.

Gas marketing net revenues increased to $2.0 million from $0.6 million, net of related costs of $57.2 million and $53.2 million for the first quarters of 2006 and 2005, respectively. Gas marketing revenues, net of related costs, pertain to sales of gas on behalf of third parties that is incidental to sales of our own production.

Costs and Expenses

Net costs and expenses (not including gas gathering, marketing and processing costs) were $155.0 million in the first quarter of 2006 compared to $70.1 million in the first quarter of 2005. Depreciation, depletion and amortization (DD&A) was the largest component of the increase between periods. DD&A equaled $90.6 million in the first quarter of 2006 compared to $38.1 million in the first quarter of 2005. On a unit of production basis, DD&A was $2.19 per Mcfe in the first three months of 2006 compared to $1.76 per Mcfe for the first three months of 2005. The increase largely stems from costs associated with Magnum Hunter operations and higher costs for reserves added during 2005 and 2006.

Production costs rose $31.6 million from $10.2 million ($.47 per Mcfe) in the first three months of 2005 to $41.8 million ($1.01 per Mcfe) in the first three months of 2006. The higher costs in 2006 resulted primarily from the inclusion of costs associated with Magnum Hunter operations, higher field operating expenses from an expanded number of properties and higher maintenance costs.

Another large component of net costs and expenses for 2006 was the gain on derivative instruments. Prior to the acquisition of Magnum Hunter, Cimarex did not use financial instruments to mitigate commodity price changes. In connection with the merger, we recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized in earnings during the first quarter of 2006 a net gain of $15.6 million. Activity includes both non-cash mark-to-market derivative losses as well as cash settlements. Cash payments related to these contracts that settled in the first quarter of 2006 totaled

$7.4 million. The net derivative liability at March 31, 2006 equals $19.0 million. Cimarex will continue to recognize mark-to-market gains and losses as well as amortization of these contracts in future earnings until the derivative instruments mature.

Transportation costs increased from $2.5 million in the first quarter of 2005 to $4.3 million in the first quarter of 2006. The increase is the result of expiring contracts being renewed with increased current market rates and the inclusion of transportation costs associated with Magnum Hunter operations.

Taxes other than income were $12.6 million greater, rising from $10.9 million in the first quarter of 2005 to $23.5 million in the first quarter of 2006. The increase between periods resulted from increases in oil and gas sales stemming from inclusion of Magnum Hunter operations, higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $3.0 million from $7.9 million in the first three months of 2005 to $10.9 million in the first three months of 2006. The increase between periods is due to an expansion of staff and higher employee-benefit costs.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards. Stock compensation increased from $1.2 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006 due primarily to the amortization of unearned compensation. As of March 31, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to non-vested share-option compensation awards granted under our stock incentive plan. That cost is expected to be recognized pro rata over a weighted-average period of five years.

Net interest expense in the first quarter of 2006 of $271 thousand is comprised of $6.5 million of interest expense, offset by $6.2 million of capitalized interest resulting from interest recognized on borrowings associated with costs incurred to bring properties under development, not being amortized, to their intended use. The additional components of the 2006 net interest amount and the increase from 2005 results from amounts associated with the debt assumed in the Magnum Hunter merger. Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.

Income tax expense

Income tax expense totaled $63.5 million for the first quarter of 2006 versus $24.5 million for the first quarter of 2005. Tax expense equaled a combined federal and state effective income tax rate of 36.6 percent and 36.1 percent in the first quarters of 2006 and 2005, respectively. Of our first-quarter 2006 income tax, $16.9 million is current.

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

Cash flow provided by operating activities for the first quarter of 2006 was $228.0 million, compared to $96.4 million for the first quarter of 2005. The increase in 2006 from the earlier period resulted primarily from higher oil and gas production and prices and the acquisition of Magnum Hunter.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first quarter of 2006.

Cash flow used in investing activities for the first three months of 2006 was $228.0 million, compared to $99.8 million for the first three months of 2005. The increase in 2006 stemmed from a larger exploration and development program.

Cash flow used in financing activities in the first quarter of 2006 was $11.0 million versus $0.6 million provided in the first quarter of 2005. The cash used in financing activities in 2006 resulted from $10.3 million of treasury stock acquired; $3.3 million of dividends paid, offset by proceeds from issuance of common stock from stock option exercises.

Financial Condition

As of March 31, 2006, stockholders’ equity totaled $2.7 billion, up from $2.6 billion at December 31, 2005. The increase resulted primarily from first-quarter 2006 net income of $110.2 million. At March 31, 2006 our cash balance equaled $50.7 million.

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $.04 per share payable on March 1, 2006 to shareholders of record as of February 15, 2006. In March 2006, a second quarterly dividend of $.04 per share was declared, payable on June 1, 2006 to shareholders of record as of May 15, 2006.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through April 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

Working Capital

Working capital at March 31, 2006 was a negative $16.6 million, compared to a positive $31.6 million at December 31, 2005. The decrease is primarily the result of a decrease in cash and net receivables. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Prior to the Magnum Hunter merger, Cimarex had no debt. Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)

Total long-term debt	$352,451

Debt at March 31, 2006 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value of $195,000)	213,014	(1)
Floating rate convertible notes due 2023, 4.91% at December 31, 2005 (face value of $125,000)	138,492	(2)

Total long-term debt	$351,506

(1)Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) equaled $215.5 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2) Fair market value at June 7, 2005 equaled $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

Reflected in Paid-in-Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.

The Credit Facility agreement contains both financial and non-financial covenants. Cimarex continues to comply with these covenants and does not view them as materially restrictive.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On March 31, 2006, the interest rate equaled 4.91%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On March 31, 2006, the closing price of our common stock traded on the New York Stock Exchange was $43.26. There is not an observable market for the notes. Management estimates the fair value of the notes at March 31, 2006 was $190.8 million (or $1,526 per bond). The common stock component of the convertible debt has been included in stockholders’ equity.

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

Total borrowings at March 31, 2006 on the construction loan of Magnum Hunter’s 40% owned affiliate, Apple Tree Holdings, LLC (“Apple Tree”) were $20.6 million, of which our share was $8.2 million. We have provided a guarantee to the lender for this Construction Loan. In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.

Contractual Obligations and Material Commitments

At March 31, 2006, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$320,000	$—	$—	$—	$320,000
Fixed-Rate interest payments(1)	112,320	18,720	37,440	37,440	18,720
Commodity derivatives	19,007	19,007	—	—	—
Operating leases	33,552	4,561	10,008	8,324	10,659
Drilling commitments	52,154	52,154	—	—	—
Asset retirement obligation(2)	103,482	3,570	—	—	—
Other liabilities	4,635	21	162	144	4,308

(1) See item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

Cimarex has various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $6.3 million.

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

Production estimates for 2006 range from 475 to 495 MMcfe per day. Revenues will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2005, our realized prices averaged $8.05 per Mcf of gas and $55.25 per barrel of oil. Prices can be very volatile and the possibility of 2006 realized prices being less than they were in 2005 is high.

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

Monthly gas price realizations during the first quarter of 2006 ranged from $6.37 per Mcf to $8.43 per Mcf. Oil prices ranged from $58.10 per barrel to $61.71 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized in earnings during the first quarter of 2006 a net gain of $15.6 million. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the first quarter of 2006 totaled $7.4 million. The net derivative liability at March 31, 2006 equals $19.0 million. Actual gains and losses to be recognized in the future may differ materially, arising from movements in the prices of oil and natural gas. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature. Actual gains and losses to be recognized may differ materially from current fair value estimates.

The following is a summary of the company’s open derivative contracts as of March 31, 2006:

Commodity	Type	Volume/Day	Duration	Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	20,000 MMBTU	April 06 - Dec 06	$ 5.25 - $6.30	$10,088
Crude Oil	Collar	1,000 BBL	April 06 - Dec 06	$ 30.00 - $35.85	8,919
					$19,007

All of the $19.0 million of derivative liabilities is classified as current on our consolidated balance sheet at March 31, 2006. Weighted average NYMEX prices at March 31, 2006 for the three months of 2006 approximate $8.98 per Mcf of gas and $63.48 per barrel of oil.

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

Interest Rate Risk

Fixed and Variable Rate Debt. Cimarex assumed fixed and variable rate debt as part of the acquisition of Magnum Hunter. These agreements expose the company to market risk related to changes in interest rates. The company has a credit facility that bears interest at either a Base rate or a Eurodollar rate at the Company’s option. There were no borrowings outstanding under this facility at March 31, 2006.

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of March 31, 2006. Fair values for the fixed rate Senior Notes and the Convertible Notes are valued at their last traded value before March 31, 2006.

Expected Maturity Dates	2012	2023	Total	Book Value	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Convertible Notes (a)	$—	$125,000	$125,000	$138,492	$190,775

Fixed Rate Debt:
Senior Notes (b)	$195,000	$—	$195,000	$213,014	$209,400

(a)   The interest rate on the convertible notes is 4.91%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase. Included in Paid in Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

(b)   The interest rate on the senior notes due 2012 is a fixed 9.6%.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Cimarex’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of March 31, 2006 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of March 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting except:

•      Cimarex completed the process of implementing its control structure over the operations of Magnum Hunter Resources, Inc., which was excluded from Management’s Sarbanes-Oxley 404 report on internal controls over financial reporting for the year ended December 31, 2005. Management has evaluated this process and concluded that our disclosure controls and procedures are effective in achieving our desired control objectives.

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

(b)           Forms 8-K filed during quarter ended March 31, 2006:

Date Filed	Items Reported

January 4, 2006	Announcing Performance Award Agreement
January 25, 2006	Update on oil and gas production volumes
February 7, 2006	Update on oil and gas reserves and operations
February 15, 2006	Fourth Quarter Earnings
March 1, 2006	Declaration of Quarterly Dividend

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2006

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)