Form 10-Q
period 2006-06-30
CIMAREX ENERGY CO
filed 2006-08-03
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check One)

Large accelerated filer   ☒                   Accelerated Filer   ☐          Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒.

The number of shares of Cimarex Energy Co. common stock outstanding as of June 30, 2006 was 82,714,939.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$5,389	$61,647
Receivables, net	251,005	289,184
Inventories	43,754	34,784
Deferred income taxes	11,105	17,959
Other current assets	16,996	25,454
Total current assets	328,249	429,028
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	4,043,220	3,602,797
Unproved properties and properties under development, not being amortized	518,154	388,839
	4,561,374	3,991,636
Less – accumulated depreciation, depletion and amortization	(1,292,031)	(1,114,677)
Net oil and gas properties	3,269,343	2,876,959
Fixed assets, net	89,419	86,916
Goodwill	691,432	717,391
Other assets, net	76,839	70,041
	$4,455,282	$4,180,335
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$52,897	$81,947
Accrued liabilities	178,830	179,076
Derivative fair value	11,470	41,926
Revenue payable	97,931	94,469
Total current liabilities	341,128	397,418
Long-term debt	403,560	352,451
Deferred income taxes	800,047	717,790
Other liabilities	118,027	117,223
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,793,761 and 83,524,285 shares issued, respectively	838	835
Treasury stock, at cost, 1,078,822 and 1,146,822 shares held, respectively	(40,628)	(43,554)
Paid-in capital	1,860,820	1,865,597
Unearned compensation	—	(15,862)
Retained earnings	971,376	788,356
Accumulated other comprehensive income	114	81
	2,792,520	2,595,453
	$4,455,282	$4,180,335

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operation

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues:
Gas sales	$191,658	$137,159	$425,381	$243,033
Oil sales	108,838	47,862	197,110	79,370
Gas gathering and processing	12,092	2,697	23,394	2,703
Gas marketing, net of related costs of $29,784, $62,178, $86,962 and $115,352 respectively	793	340	2,746	896
	313,381	188,058	648,631	326,002
Costs and expenses:
Depreciation, depletion and amortization	94,773	51,582	185,401	89,667
Asset retirement obligation accretion	1,493	550	2,941	935
Production	43,804	17,412	85,576	27,583
Transportation	5,483	3,608	9,791	6,082
Gas gathering and processing	6,386	1,809	12,939	1,862
Taxes other than income	21,934	13,600	45,480	24,495
General and administrative	9,990	7,657	20,875	15,549
Stock compensation, net	2,096	1,213	4,064	2,438
Expenses related to merger	(92)	6,685	(61)	6,685
(Gain) loss on derivative instruments	(3,249)	2,030	(18,816)	2,030
	182,618	106,146	348,190	177,326

Operating income	130,763	81,912	300,441	148,676

Other income and expense:
Interest expense	7,397	3,771	13,887	3,959
Amortization of fair value of debt	(946)	(416)	(1,891)	(416)
Capitalized interest	(5,610)	(1,179)	(11,829)	(1,179)
Other, net	(2,036)	(2,915)	(5,378)	(4,156)

Income before income tax expense	131,958	82,651	305,652	150,468
Income tax expense	49,092	30,174	112,635	54,626

Net income	$82,866	$52,477	$193,017	$95,842

Earnings per share:

Basic	$1.01	$1.01	$2.35	$2.04

Diluted	$0.98	$0.98	$2.27	$1.98

Weighted average shares outstanding:
Basic	82,046	51,967	82,067	46,886
Diluted	84,861	53,655	84,886	48,427

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$193,017	$95,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	185,401	89,667
Asset retirement obligation accretion	2,941	935
Deferred income taxes	108,317	36,119
Stock compensation, net	4,064	2,438
Derivative instruments	(30,456)	1,411
Other	(306)	6,946
Changes in operating assets and liabilities
Decrease in receivables, net	55,045	17,341
(Increase) in other current assets	(10,724)	(11,962)
(Decrease) in accounts payable and accrued liabilities	(45,945)	(39,132)
Increase (decrease) in other non-current liabilities	430	(399)
Net cash provided by operating activities	461,784	199,206
Cash flows from investing activities:
Oil and gas expenditures	(541,787)	(204,428)
Acquisition of proved oil and gas properties	(4,741)	(1,948)
Merger costs	(439)	(11,134)
Cash received in connection with acquisition	—	33,407
Proceeds from sale of assets	5,600	405
Other expenditures	(14,644)	(17,362)
Net cash used by investing activities	(556,011)	(201,060)
Cash flows from financing activities:
Borrowing (payments) on long-term debt, net	53,000	(60,064)
Treasury Stock acquired	(11,016)	—
Dividends paid	(6,661)	—
Proceeds from issuance of common stock and other	2,646	3,477
Net cash (used in) provided by financing activities	37,969	(56,587)
Net change in cash and cash equivalents	(56,258)	(58,441)
Cash and cash equivalents at beginning of period	61,647	115,746
Cash and cash equivalents at end of period	$5,389	$57,305

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

June 30, 2006

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

 In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares. At June 30, 2006, Cimarex had 82.7 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter were included in our consolidated statements of operations beginning June 7, 2005.

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

The allocation of the purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger. The overall allocation of the purchase price has been finalized and the goodwill amount related to the purchase as of June 30, 2006 equals $646.4 million.

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

(Thousands of dollars, except per share data)	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Pro Forma Statement of Operations Data
Revenues	$315,116		601,095
Net income	122,793	(1)	171,442
Net income per share:
Basic	$1.50		2.10
Diluted	1.48		2.07

(1) Includes $19.2 million of income from Magnum Hunter derivative instruments.

3.             Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of derivative contracts based on the stated contract prices and current and projected market prices at the determination date discounted to reflect the time value of money until settlement. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized net gains for the quarter and six months ended June 30, 2006 of $3.2 million and $18.8 million, respectively. During the second quarter of 2005 we recorded a net loss of $2.0 million. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the quarter and six months ended June 30, 2006 totaled $4.1 million and $11.5 million, respectively. The derivative liability at June 30, 2006 equals $11.5 million. Cimarex will continue to recognize gains and losses as the remaining derivative instruments expire through December 31, 2006. Actual gains and losses to be recognized may differ materially from the current fair value of amounts recorded. The following is a summary of the company’s open derivative contracts as of June 30, 2006:

Commodity	Type	Volume/Day	Duration	Nymex Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	20,000 MMBTU	July 06 – Dec 06	$5.25 - $6.30	$(4,293)
Crude Oil	Collar	1,000 BBL	July 06 – Dec 06	$30.00 - $35.85	(7,178)
					$(11,471)

All of the $11.5 million of derivative liabilities is classified as current on our consolidated balance sheet at June 30, 2006. Weighted average NYMEX prices at June 30, 2006 for the remaining six months of 2006 approximate $7.15 per Mcf of gas and $75.40 per barrel of oil.

In July 2006, we entered into additional derivative contracts. These derivatives have been designated for hedge accounting treatment as cash flow hedges. Changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is settled and recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings. The table below sets forth the weighted average terms of the related derivative contracts through August 1, 2006.

Commodity	Type	Volume/Day	Duration	Mid-Continent Weighted Average Price
Natural Gas	Collars	70,000 MMBTU	Jan 07 – Dec 07	$7.00 - $10.05
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90

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

Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment on a prospective basis. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation to employees. For the quarters ended June 30, 2006 and 2005, compensation expense related to stock options was approximately $0.5 million and $0.7 million or $0.3 million and $0.4 million after tax, respectively. For the six months ended June 30, 2006 and 2005, compensation expense related to stock options was approximately $0.9 million and $1.4 million or $0.6 million and $0.8 million after tax ($.01 and $.02 per diluted share), respectively.

As discussed more fully in the notes to the financial statements of our annual report on form 10-K for the year ended December 31, 2005, the merger with Magnum Hunter constituted a “change of control event” under the incentive plan. As a result, all participants became entitled to acceleration of vesting of their options. Cimarex obtained waivers of the accelerated vesting from certain option holders including the company’s CEO and other senior officers. Option holders who were not requested to or did not choose to execute a waiver became fully vested in their options on June 7, 2005. Compensation expense related to the accelerated vesting of options was approximately $1.1 million or $0.7 million after tax.

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

There were no stock options granted to employees during the six months ended June 30, 2006 and 2005.

The following summary reflects the status of stock options granted to employees and directors as of June 30, 2006, and changes during the period:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
				($000)
Outstanding as of January 1, 2006	2,023,388	$15.64
Exercised	(103,310)	15.60
Granted	—	—
Canceled	—	—
Outstanding as of June 30, 2006	1,920,078	$15.64	5.0 Years	$49,818
Exercisable as of June 30, 2006	1,463,818	$14.73	4.5 Years	$39,264

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.1 million and $3.4 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.0 million and $4.1 million, respectively.

The following summary reflects the status of non-vested stock options granted to employees and directors as of June 30, 2006 and changes during the period:

	Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1, 2006	456,260	$8.75
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested as of June 30, 2006	456,260	$8.75

As of June 30, 2006 there was $3.1 million of total unrecognized compensation cost related to non-vested stock options granted under our incentive plan. That cost is expected to be recognized pro rata over a weighted-average period of 2.4 years. The weighted average exercise price of the non-vested stock options was $18.59. Generally, options vest on the anniversary of the grant date.

Cash received from option exercises during the six months ended June 30, 2006 and 2005 was approximately $1.6 million and $4.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled approximately $1.1 million and $2.9 million, for the six months ended June 30, 2006 and 2005, respectively, and was recorded in paid-in capital.

Restricted Stock and Units

We have a long-term incentive program whereby grants of restricted stock and/or units are awarded to certain employees. The restrictions related to these awards are associated with the continued employment of the grantee for one to five years from the date of the original grant, at which time these shares will vest.

Awards of restricted stock units vest from one to five years from the date of grant and are payable in shares of stock on the eighth anniversary of the date of grant. In accordance with SFAS No 123R, deferred compensation of $13.9 million and the related unearned compensation were reclassified to paid-in capital. There were 696,641 restricted stock units outstanding as of June 30, 2006.

Awards of restricted stock vest from three to five years from the date of grant and are payable in shares of unrestricted stock on vesting. In accordance with SFAS No 123R, unearned compensation attributable to restricted stock was reclassified to paid-in-capital. At June 30, 2006 there were 663,607 shares of restricted stock outstanding.

The restricted stock and stock unit agreements provide that the grantees will be entitled to receive dividends, when and if declared.

The following summary reflects the status of restricted stock and units granted to employees and directors as of June 30, 2006, and changes during the year:

	Stock	Units

Outstanding as of January 1, 2006	249,905	697,937

Vested	(7,637)	—
Granted	437,639	4,954

Canceled	(16,300)	(6,250)
Outstanding as of June 30, 2006	663,607	696,641

Compensation expense for restricted shares or units is based upon the market price of the restricted grant multiplied by the number of shares of restricted stock or units granted. Compensation cost is being recognized over the associated vesting period. For the six months ended June 30, 2006 and 2005, we recorded compensation expense of $3.1 million and $3.6 million, respectively. We also capitalized to oil and gas properties associated costs of $1.4 million and $0.6 million, respectively. At June 30, 2006, there was $29.6 million of unrecognized compensation cost related to grants of restricted stock and units.

Declared Dividends and Stock Repurchases

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $.04 per share payable on March 1, 2006 to shareholders of record as of February 15, 2006. In March 2006, a second quarterly dividend of $.04 per share was declared, payable on June 1, 2006 to shareholders of record as of May 15, 2006. In May 2006 a third quarterly dividend of $.04 per share was declared, payable on September 1, 2006 to shareholders of record as of August 15, 2006.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through June 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

5.             Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2006 (in thousands):

Balance as of January 1, 2006	$101,128
Liabilities incurred in the current period	10,115
Liabilities settled in the current period	(593)
Accretion expense	2,942
Balance as of June 30, 2006	113,592
Less: Current asset retirement obligation	(4,319)
Long-term asset retirement obligation	$109,273

6.             Long-Term Debt

Prior to the Magnum Hunter merger, Cimarex had no debt. Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)

Total long-term debt	$352,451

Debt at June 30, 2006 consisted of the following (in thousands):

Bank debt	$53,000
9.6% Notes due 2012 (face value $195,000)	212,258	(1)
Floating rate convertible notes due 2023, 5.33% at June 30, 2006 (face value $125,000)	138,302	(2)
Total long-term debt	$403,560

(1)Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) equaled $215.5 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2) Fair market value at June 7, 2005 equaled $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value. Paid-in-Capital was credited with $49.6 million related to the fair value of common stock associated with the convertible debt at date of acquisition.

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At June 30, 2006, there were outstanding borrowings of $53 million under the Revolving Credit Facility at a weighted average interest rate of approximately 6.43%. We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $444.3 million at June 30, 2006.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On June 30, 2006, the interest rate equaled 5.33%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On June 30, 2006, the closing price of our common stock traded on the New York Stock Exchange was $43.00. There is not an observable market for the notes. Based on an average common stock price of $43.00, management estimates the fair value of the notes at June 30, 2006 was approximately $185.4 million (or $1,480 per bond).

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

Total borrowings at June 30, 2006 on the construction loan of Magnum Hunter’s 40% owned affiliate, Apple Tree Holdings, LLC (“Apple Tree”) were $20.6 million, of which our share was $8.2 million. We have provided a guarantee to the lender for this Construction Loan. In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.

7.             Income Taxes

Federal income tax expense for the periods ended June 30, 2006 and 2005 differ from the amounts that would be provided by applying the U.S. Federal income tax rate due to the effect of state income taxes and other deductible costs.

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Current taxes (benefit)	$(12,544)	$11,367	$4,318	$18,507
Deferred taxes	61,636	18,807	108,317	36,119
	$49,092	$30,174	$112,635	$54,626

8.                                      Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash paid during the period for:
Interest	$2,597	$2,691	$14,117	$2,871
Capitalized interest	5,610	1,179	11,829	1,179
Income taxes (net of refunds received)	$15,670	$11,112	$36,085	$13,102

9.             Earnings per Share

The calculations of basic and diluted net earnings per common share are presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2006
	(in thousands, except per share data)
Net Income available to common stockholders for basic diluted shares	$82,866	$52,477	$193,017	$95,842

Basic weighted-average shares outstanding	82,046	51,967	82,067	46,886
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	2,815	1,688	2,819	1,541
Diluted weighted-average shares outstanding	84,861	53,655	84,886	48,427

Earnings per share:
Basic	$1.01	$1.01	$2.35	$2.04
Diluted	$0.98	$0.98	$2.27	$1.98

There were stock options outstanding for 1,920,078 and 2,353,403 shares of Cimarex common stock at June 30, 2006 and 2005, respectively. All stock options and restricted units and shares were considered potentially dilutive securities for each of the periods presented.

10.          Commitments and Contingencies

Litigation

A liability for $6.5 million for estimated future litigation settlements was recorded in the third quarter of 2005. The proposed settlement will be reviewed by the court for approval.

Cimarex has various litigation related matters in the normal course of business, none of which are material individually or in aggregate.

Other

At June 30, 2006, we had firm sales contracts to deliver approximately 2.8 Bcf of natural gas over the next four months.  If this gas is not delivered, our financial commitment would be approximately $14.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.6 million.

The Company has contractual commitments on oil and gas wells approved for drilling or in the process of being drilled at June 30, 2006 of approximately $69.5 million.

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

As a result of the merger, our proved reserves tripled and production doubled. Our common shares outstanding increased by 93 percent to 82.4 million and we went from having no debt to taking on $633 million of debt. Using proceeds from property sales and cash flow in excess of capital investments, we reduced our debt to $352 million by year end 2005. Debt at June 30, 2006 equals $404 million. Operationally we now have a large base of properties in the Permian Basin with operational characteristics similar to our Mid-Continent assets. The merger also extended our onshore Gulf Coast activities into the Gulf of Mexico. Overall, about 44 percent of our proved reserves are in the Permian Basin and 39 percent are in our Mid-Continent region. Our onshore Gulf Coast and Gulf of Mexico operations collectively make up 12 percent of our proved reserves.

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

Approach to the Business

Profitable growth of our assets will largely depend upon our ability to successfully find and develop new proved reserves. To achieve an overall acceptable rate of growth, we maintain a blended portfolio of low, moderate and higher risk exploration and development projects. We believe that this approach allows for consistent increases in our oil and gas reserves, while minimizing the chance of failure. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. We may also consider the use of transaction-specific hedging of oil and gas prices to reduce price risk. In connection with the acquisition of Magnum Hunter, we acquired existing commodity derivatives, as well as in July 2006, we entered into additional derivative contracts as discussed more fully below.

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

Exploration and development expenditures during the second quarter of 2006 totaled $281.7 million, up from $141.0 million for the second quarter of 2005. Capital expenditures for exploration and development during the first six months of 2006 were $554.9 million, up from $233.7 million during the first two quarters of 2005. In the first half of 2006, we participated in drilling 304 gross (188.9 net) wells, with an overall success rate of 89 percent.

Cash flow from operating activities for the six months ended June 30, 2006 totaled $461.8 million, helping to fund our drilling program.

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

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes and excluding costs not subject to amortization, may not exceed an amount equal to the sum of the present value discounted at ten percent of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Cash flows used in the calculation of the full cost ceiling limitation are determined based upon estimates of proved oil and gas reserves, current prices (as adjusted for the effect of cash flow hedges that qualify for hedge accounting treatment), and the costs to extract these reserves. Downward revisions in estimated reserve quantities, increases in future cost estimates or depressed oil and gas prices could cause us to reduce the carrying value of our oil and gas properties. If capitalized costs exceed this limit and excluding costs not subject to amortization, the excess must be charged to expense. This is referred to as the “full cost ceiling limitation.”  The expense may not be reversed in future periods, even if higher oil and gas prices subsequently increase the full cost ceiling limitation. At the end of each quarter, a full cost ceiling limitation calculation is made.

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

Allocation of Purchase Price

The allocation of the Magnum Hunter purchase price to oil and gas properties utilized prevailing oil and gas prices at the time of negotiations and announcement of the merger. The overall allocation of the purchase price has been finalized and the goodwill amount related to the purchase as of June 30, 2006 was $646.4 million.

Derivatives

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of derivative contracts based on the stated contract prices and the current and projected underlying market prices at the determination date discounted to reflect the time value of money until settlement, using information we obtain from counter parties. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized a net gain of $18.8 million during the first six months of 2006. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the first six months of 2006 totaled $11.5 million. The net derivative liability at June 30, 2006 equals $11.5 million. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature on December 31, 2006.

In July 2006, we entered into additional derivative contracts. These derivatives have been designated for hedge accounting treatment as cash flow hedges. Changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is settled and recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.

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

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.

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

Recent Accounting Developments

In May 2006, the FASB proposed Staff Position No. AUG AIR-a, Accounting for Planned Major Maintenance Activities. This Interpretation would prohibit accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the “accrue-in-advance” methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. The final Staff Position would be effective for fiscal years beginning after December 15, 2006.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The term “more-likely-than-not” means a likelihood of more than 50 percent. The interpretation also requires quantitative and qualitative disclosures of estimates of tax benefits of positions taken for tax-return purposes that have not been recognized for financial reporting, if it is “reasonably possible” the estimates will significantly change in the twelve months after the balance sheet date. Along with these disclosures, a tabular presentation of significant changes during each period will be required. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for calendar-year companies).

Overview

Our results of operations are primarily impacted by changes in oil and gas prices and changes in our production volumes. Realized oil prices increased from $50.56 per barrel in the second quarter of 2005 to $65.67 per barrel in the second quarter of 2006. Realized gas prices decreased from $6.49 per Mcf in the second quarter  of 2005 to $6.22 per Mcf in the second quarter of 2006.

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

Basis of Presentation

In June 2005, Cimarex acquired Magnum Hunter Resources, Inc, by issuing 0.415 shares of Cimarex common stock for each share of outstanding Magnum Hunter common stock, resulting in the issuance of 39.7 million Cimarex common shares. At June 30, 2006, Cimarex had 82.7 million shares outstanding. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. The results of operations of Magnum Hunter were included in our consolidated statements of operations beginning June 7, 2005.

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2006 financial statement presentation. Most notably, the presentation of gas marketing and sales activities as discussed under Revenue Recognition.

RESULTS OF OPERATIONS

Periods Ended June 30, 2006 Compared with Periods Ended June 30, 2005:

SUMMARY DATA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands or as indicated)	2006	2005	2006	2005
Net income	$82,866	$52,477	$193,017	$95,842
Per share-basic	1.01	1.01	2.35	2.04
Per share-diluted	0.98	0.98	2.27	1.98

Gas sales	$191,658	$137,159	$425,381	$243,033
Oil sales	108,838	47,862	197,110	79,370
Total oil and gas sales	$300,496	$185,021	$622,491	$322,403

Total gas volume-Mcf	30,818	21,143	63,333	38,779
Gas volume-MMcf per day	338.7	232.3	349.9	214.2
Average gas price-per Mcf	$6.22	$6.49	$6.72	$6.27

Total oil volume-thousand barrels	1,657	947	3,139	1,613
Oil volume-barrels per day	18,213	10,402	17,343	8,911
Average oil price-per barrel	$65.67	$50.56	$62.79	$49.21

Gas gathering and processing revenues	$12,092	$2,697	$23,394	$2,703
Gas gathering and processing costs	(6,386)	(1,809)	(12,939)	(1,862)
Gas gathering and processing margin	$5,706	$888	$10,455	$841

Gas marketing revenues, net of related costs	$793	$340	$2,746	$896

Costs and expenses:
Depreciation, depletion and amortization	$94,773	$51,582	$185,401	$89,667
Production	43,804	17,412	85,576	27,583
Transportation	5,483	3,608	9,791	6,082
Taxes other than income	21,934	13,600	45,480	24,495
General and administrative	9,990	7,657	20,875	15,549
Stock compensation	2,096	1,213	4,064	2,438
Expenses related to merger	(92)	6,685	(61)	6,685
Loss (gain) on derivative instruments	(3,249)	2,030	(18,816)	2,030
Interest expense, net of capitalized interest	841	2,176	167	2,364
Asset retirement obligation accretion	1,493	550	2,941	935
Other income, net	(2,036)	(2,915)	(5,378)	(4 ,156)

Net income for the second quarter of 2006 was $82.9 million, or $0.98 per diluted share, compared to net income of $52.5 million, or $0.98 per diluted share for the same period in 2005. For the six months ended June 30, 2006, net income was $193.0 million, or $2.27 per diluted share, compared to net income of $95.8 million, or $1.98 per diluted share, for the first six months of 2005. The change in net income results from the effect of changes in revenues and costs, as discussed further. The results of operations of Magnum Hunter are included in our consolidated statements of operations only for the period since the acquisition on June 7, 2005.

Oil and gas sales for the second quarter of 2006 totaled $300.5 million, compared to $185.0 million for the second quarter of 2005. The $115.5 million increase in sales between the two periods results from $16.8 million related to higher commodity prices and $98.7 million due to higher production volumes (due primarily to increased production resulting from the acquisition of Magnum Hunter). For the six months ended June 30, 2006, oil and gas sales increased by $300.1 million, or 93 percent, to $622.5 million from $322.4 million during the first six months of 2005. Higher production volumes increased sales by $229.0 million and higher commodity prices contributed $71.1 million to the increase between the two six-month periods.

Realized gas prices averaged $6.22 per Mcf for the three months ended June 30, 2006, compared to $6.49 per Mcf for the second quarter of 2005. This four percent change decreased sales by $8.3 million between the two periods. Realized oil prices averaged $65.67 per barrel for the second quarter of 2006, compared to $50.56 per barrel for the same period in 2005. The increase in sales between periods resulting from this 30 percent improvement in oil prices totaled $25.1 million.

For the six months ended June 30, 2006, realized gas prices increased to $6.72 per Mcf from $6.27 per Mcf realized in the first half of 2005. This price increase contributed $28.5 million to the increase in sales between the two six-month periods. Realized oil prices averaged $62.79 per barrel for the first half of 2006, compared to $49.21 per barrel for the same period in 2005, resulting in a $42.6 million increase in sales between periods. Changes in realized prices were the direct result of overall market conditions.

Sales also benefited from higher production volumes. Average gas volumes rose 106.4 MMcf per day in the second quarter of 2006 to 338.7 MMcf per day from 232.3 MMcf per day in the second quarter of 2005, resulting in $62.8 million of incremental revenues. Oil volumes averaged 18,213 barrels per day for the second three months of 2006, compared to 10,402 barrels per day in the same period of 2005, resulting in increased revenues of $35.9 million. For the first six months of 2006, gas volumes averaged 349.9 MMcf per day and oil volumes equaled 17,343 barrels per day, compared to first-half 2005 volumes of 214.2 MMcf per day and 8,911 barrels per day. The higher gas volumes increased sales between the two periods by $153.9 million, and higher oil volumes resulted in $75.1 million of additional revenues. The increase in sales volumes between the periods of 2006 and 2005 is due to positive drilling results during 2005 and the first half of 2006, and the inclusion of production from Magnum Hunter operations from June 7, 2005. Daily production volumes in the Gulf of Mexico and along the Texas and Louisiana Gulf Coast area were negatively impacted by approximately 10 to 15 MMcf equivalents during the second quarter of 2006 and 20 to 25 MMcf equivalents during the first quarter of 2006 as a result of hurricanes. No oil and gas reserves have been lost as a result of the storms and essentially all associated repair costs will be covered by insurance. The majority of these volumes were restored by the end of the second quarter.

Gas gathering and processing revenues, net of related costs, equaled $5.7 million in the second quarter of 2006, compared to $0.9 million in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, such revenues net of related costs totaled $10.5 million and $0.8 million, respectively. The increase is due to the inclusion of related activities from Magnum Hunter operations. We own interests in gas gathering systems and gas processing plants that are connected to our production operations. We transport and process third party gas that is associated with our gas.

Gas marketing net revenues increased to $0.8 million from $0.3 million, net of related costs of $29.8 million and $62.2 million for the second quarters of 2006 and 2005, respectively. Gas marketing net revenues increased to $2.7 million from $0.9 million, net of related costs of $87.0 million and $115.4 million for the first six months of 2006 and 2005, respectively. Gas marketing revenues, net of related costs, pertain to sales of gas on behalf of third parties that is incidental to sales of our own production.

Costs and Expenses

Net costs and expenses (not including gas gathering, marketing and processing costs) were $175.0 million in the second quarter of 2006 compared to $103.6 million in the second quarter of 2005. For the first six months of 2006 and 2005, these overall costs and expenses equaled $330.0 million and $173.7 million, respectively. Depreciation, depletion and amortization (DD&A) was the largest component of these increases between periods. DD&A equaled $94.8 million in the second quarter of 2006 compared to $51.6 million in the same period of 2005. For the first six months of 2006 and 2005, DD&A totaled $185.4 million and $89.7 million, respectively. On a unit of production basis, DD&A was $2.33 per Mcfe in the second quarter of 2006 compared to $1.92 per Mcfe for the second quarter of 2005. For the first six months of 2006 and 2005, DD&A on a unit of production basis equaled $2.26 per Mcfe and $1.85 per Mcfe, respectively. The increases largely stem from costs associated with Magnum Hunter operations and higher costs for reserves added during 2005 and 2006.

Production costs rose $26.4 million from $17.4 million ($0.65 per Mcfe) in the second three months of 2005 to $43.8 million ($1.07 per Mcfe) in the second quarter of 2006. For the first six months of 2006 and 2005, production costs equaled $85.6 million ($1.04 per Mcfe) and $27.6 million ($0.57 per Mcfe), respectively. The higher costs in 2006 resulted primarily from the inclusion of costs associated with Magnum Hunter operations, higher field operating expenses from an expanded number of properties, and higher maintenance costs.

Transportation costs increased from $3.6 million, or $0.14 per Mcfe, in the second quarter of 2005 to $5.5 million, or $0.14 per Mcfe, in the second quarter of 2006. Transportation costs for the first half of 2006 equaled $9.8 million compared to $6.1 million for the same period in 2005. The increase is the result of expiring contracts being renewed with increased current market rates, and the inclusion of transportation costs associated with Magnum Hunter operations.

Taxes other than income were $8.3 million greater, rising from $13.6 million in the second quarter of 2005 to $21.9 million in the same period of 2006. For the first six months of 2006 and 2005, these costs totaled $45.5 million and $24.5 million, respectively. The increases between periods resulted from increases in oil and gas sales stemming from inclusion of Magnum Hunter operations, higher production volumes and commodity prices.

General and administrative (G&A) expenses increased $2.3 million from $7.7 million in the second quarter of 2005 to $10.0 million in the second quarter of 2006. G&A expenses for the first half of 2006 equaled $20.9 million compared to $15.5 million for the same period of 2005. The increases between periods are due to an expansion of staff and higher employee-benefit costs.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards net of amounts capitalized. Stock compensation increased from $2.4 million in the first half of 2005 to $4.1 million in the first half of 2006. As of June 30, 2006, there was approximately $32.7 million of total unrecognized compensation cost related to compensation awards granted under our stock incentive plans.

As of June 30, 2005, expenses associated with the Magnum Hunter merger totaled $6.7 million. Of the $6.7 million, $3.6 million was due to the acceleration of vesting of stock options and restricted stock units resulting from change of control provisions under our stock incentive plan becoming effective due to the Magnum Hunter merger. The remaining $3.1 million consisted of $1.6 million of general integration costs, $1.0 million for retention bonuses, and $0.5 million of related financing costs.

Another component of net costs and expenses for 2006 was the gain on derivative instruments. In connection with the Magnum Hunter merger, we recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized in earnings during the second quarter and first six months of 2006 a net gain of $3.2 million and $18.8 million, respectively, compared to a loss of $2.0 million in the periods of 2005. Activity includes both non-cash mark-to-market derivative losses as well as cash settlements. Cash payments related to these contracts that settled in the first six months of 2006 totaled $11.5 million. The net derivative liability at June 30, 2006 equals $11.5 million. Cimarex will continue to recognize mark-to-market gains and losses as well as amortization of these contracts in future earnings until the derivative instruments mature. In July 2006, we entered into additional derivative contracts. These derivatives have been designated for hedge accounting treatment as cash flow hedges. Changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is settled and recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.

Net interest expense in the second quarter of 2006 of $0.8 million is comprised of $6.4 million of interest expense, offset by $5.6 million of capitalized interest resulting from interest recognized on borrowings associated with costs incurred to bring properties under development, not being amortized, to their intended use. Net interest expense in the first half of 2006 of $0.2 million is comprised of $12.0 million of interest expense, offset by $11.8 million of capitalized interest. The additional components of the 2006 net interest amount and the increase from 2005 results from amounts associated with the debt assumed in the Magnum Hunter merger. Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.

Income tax expense

Income tax expense totaled $49.1 million for the second quarter of 2006 versus $30.2 million for the second three months of 2005. Tax expense equaled a combined Federal and state effective income tax rate of 37.2 percent and 36.5 percent in the second quarters of 2006 and 2005, respectively. Income tax expense for the first six months of 2006 equaled $112.6 million compared to $54.6 million for the same period of 2005, equating to combined Federal and state effective income tax rates of 36.9 percent and 36.3 percent, respectively. We estimate that $4.3 million of our first-half 2006 income tax expense is current.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary source of capital is cash flow generated from operating activities. Prices we receive for oil and gas sales and our level of production will impact these future cash flows. No prediction can be made as to the prices we will receive. Production volumes will in large part be dependent upon the amount and results of future capital expenditures In turn, actual levels of capital expenditures may vary due to many factors, including drilling results, oil and gas prices, industry conditions, prices and availability of goods and services, and the extent to which proved properties are acquired.

Cash flow provided by operating activities for the first six months of 2006 was $461.8 million, compared to $199.2 million for the first six months of 2005. The increase in 2006 from the earlier period resulted primarily from higher oil and gas production and prices and the acquisition of Magnum Hunter.

Higher revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the first six months of 2006.

Cash flow used in investing activities for the first six months of 2006 was $556.0 million, compared to $201.1 million for the first six months of 2005. The increase in 2006 stemmed from a larger exploration and development program.

Cash flow provided by financing activities in the first half of 2006 was $38.0 million versus $56.6 million used in the first half of 2005. The cash provided in financing activities in 2006 resulted from $53.0 million of borrowings on long-term debt and $2.6 million of proceeds from the issuance of common stock from stock option exercises, offset by $11.0 million of treasury stock acquired and $6.6 million of dividends paid. The cash used in financing activities in 2005 resulted primarily from the payment of $60.1 million on debt assumed in the Magnum Hunter acquisition.

Financial Condition

As of June 30, 2006, stockholders’ equity totaled $2.8 billion, up from $2.6 billion at December 31, 2005. The increase resulted primarily from first-half 2006 net income of $193.0 million. At June 30, 2006 our cash balance equaled $5.4 million.

In December 2005, the Board of Directors declared the Company’s first quarterly dividend of $.04 per share payable on March 1, 2006 to shareholders of record as of February 15, 2006. In March 2006, a second quarterly dividend of $.04 per share was declared, payable on June 1, 2006 to shareholders of record as of May 15, 2006. In May 2006 a third quarterly dividend of $.04 per share was declared, payable on September 1, 2006 to shareholders of record as of August 15, 2006.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through June 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

Working Capital

Working capital at June 30, 2006 was a negative $12.9 million, compared to a positive $31.6 million at December 31, 2005. The decrease is primarily the result of a decrease in cash and net receivables. Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Prior to the Magnum Hunter merger, Cimarex had no debt. Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)
Total long-term debt	$352,451

Debt at June 30, 2006 consisted of the following (in thousands):

Bank debt	$53,000
9.6% Notes due 2012 (face value of $195,000)	212,258	(1)
Floating rate convertible notes due 2023, 5.33% at June 30, 2006 (face value of $125,000)	138,302	(2)
Total long-term debt	$403,560

(1) Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) equaled $215.5 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2) Fair market value at June 7, 2005 equaled $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value. Paid-in-Capital includes $49.6 million related to the fair value of common stock associated with the convertible debt.

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At June 30, 2006, there were outstanding borrowings of $53 million under the Revolving Credit Facility at a weighted average interest rate of approximately 6.43%. We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $444.3 million at June 30, 2006.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On June 30, 2006, the interest rate equaled 5.33%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On June 30, 2006, the closing price of our common stock traded on the New York Stock Exchange was $43.00. There is not an observable market for the notes. Based on an average common stock price of $43.00, management estimates the fair value of the notes at June 30, 2006 was approximately $185.4 million (or $1,480 per bond). The common stock component of the convertible debt has been included in stockholders’ equity.

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

Total borrowings at June 30, 2006 on the construction loan of Magnum Hunter’s 40% owned affiliate, Apple Tree Holdings, LLC (“Apple Tree”) were $20.6 million, of which our share was $8.2 million. We have provided a guarantee to the lender for this Construction Loan. In return for our guarantee, we received an up-front fee as well as the right to receive 55% of distributable cash flows from Apple Tree until certain financial tests are met. In the event that the Construction Loan goes into default and we have to perform under the guarantee, we will have recourse against the project and related subsidiaries.

Contractual Obligations and Material Commitments

At June 30, 2006, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
Contractual obligations	Total	Less than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Long-term debt (1)	$373,000	$—	$—		$—		$373,000
Fixed-Rate interest payments(1)	112,320	18,720	37,440		37,440		18,720
Commodity derivatives	11,470	11,470	—		—		—
Operating leases	33,285	4,852	10,185		8,276		9,972
Drilling commitments	69,489	69,489	—		—		—
Asset retirement obligation	113,592	4,319	—	(2)	—	(2)	—	(2)
Other liabilities	6,062	32	183		150		5,697

(1) See item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

At June 30, 2006, we had firm sales contracts to deliver approximately 2.8 Bcf of natural gas over the next four months.  If this gas is not delivered, our financial commitment would be approximately $14.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.6 million.

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

Production estimates for 2006 range from 455 to 465 MMcfe per day. Revenues will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2005, our realized prices averaged $8.05 per Mcf of gas and $55.25 per barrel of oil. Prices can be very volatile and the possibility of 2006 realized prices being less than they were in 2005 is high.

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

Monthly gas price realizations during the second quarter of 2006 ranged from $5.61 per Mcf to $6.58 per Mcf. Oil prices ranged from $63.15 per barrel to $66.92 per barrel. Monthly gas price realizations during the first half of 2006 ranged from $5.61 per Mcf to $8.43 per Mcf. Oil prices for the first half of 2006 ranged from $58.10 per barrel to $66.92 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

SFAS No.133, Accounting for Derivative Instruments and Hedging activities, requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of derivative contracts based on the difference between the floor or ceiling contract prices and the underlying market price at the determination date. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recorded as an expense. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized in earnings during the first half of 2006 a net gain of $18.8 million. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the first half of 2006 totaled $11.5 million. The net derivative liability at June 30, 2006 equals $11.5 million. Actual gains and losses to be recognized in the future may differ materially, arising from movements in the prices of oil and natural gas. Cimarex will continue to recognize gains and losses in future earnings until the derivative instruments mature. Actual gains and losses to be recognized may differ materially from current fair value estimates.

The following is a summary of the company’s open derivative contracts as of June 30, 2006:

Commodity	Type	Volume/Day	Duration	Nymex Weighted Average Price	Fair Value (000’s)
Natural Gas	Collar	20,000 MMBTU	July 06 – Dec 06	$5.25 - $6.30	$(4,293)
Crude Oil	Collar	1,000 BBL	July 06 – Dec 06	$30.00 - $35.85	(7,178)
					$(11,471)

All of the $11.5 million of derivative liabilities is classified as current on our consolidated balance sheet at June 30, 2006. Weighted average NYMEX prices at June 30, 2006 for the remaining six months of 2006 approximate $7.15 per Mcf of gas and $75.40 per barrel of oil.

In July 2006, we entered into additional derivative contracts. These derivatives have been designated for hedge accounting treatment as cash flow hedges. Changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is settled and recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings. The table below sets forth the weighted average terms of the related derivative contracts through August 1, 2006.

Commodity	Type	Volume/Day	Duration	Mid Continent Weighted Average Price
Natural Gas	Collars	70,000 MMBTU	Jan 07 – Dec 07	$7.00 - $10.05
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90

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

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of June 30, 2006. The fair value for the Convertible Notes was based on an average price per share of $43.00 for Cimarex common stock. The fair value for the fixed rate Senior Notes was based on their last traded value before June 30, 2006.

Expected Maturity Dates	2010	2012	2023	Total	Book Value	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Bank debt (a)	$53,000	$—	$—	$53,000	$53,000	$53,000
Convertible Notes (b)	$—	$—	$125,000	$125,000	$138,302	$185,409

Fixed Rate Debt:
Senior Notes (c)	$—	$195,000	$—	$195,000	$212,258	$206,213

(a)	At June 30, 2006, the weighted average interest rate on outstanding borrowings under the credit facility was approximately 6.43%.
(b)

The interest rate on the convertible notes is 5.33%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase. Included in Paid in Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

(c)	The interest rate on the senior notes due 2012 is a fixed 9.6%.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Cimarex’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2006 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Cimarex was held on May 17, 2006. Three proposals were voted upon at the annual meeting. There were no broker non-votes. Following are the results of voting on each proposal:

Proposal 1. Election of four directors as Class I directors with terms expiring in 2009.

	For	Against

Jerry Box	73,807,276	4,753,831
Paul D. Holleman	73,508,988	4,052,119
F. H. Merelli	73,154,602	4,406,505
Michael J. Sullivan	72,980,803	4,580,304

In addition to the four Class I directors noted above, the other directors of Cimarex whose terms have not expired include:  Glenn A. Cox, Cortlandt S. Dietler, Hans Helmerich, David A. Hentschel, Monroe W. Robertson and L. Paul Teague.

Proposal 2. Approve performance goals applicable to awards of restricted stock in order to obtain the federal income tax deduction benefits under Section 162m of the Internal Revenue Code.

For	Against	Abstain

70,771,110	3,770,348	3,019,649

Proposal 3. Ratify the appointment of KPMG LLP as independent auditors for 2006.

For	Against	Abstain

73,821,707	532,135	3,207,265

ITEM 6 – EXHIBITS

(a)

31.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)           Forms 8-K filed during quarter ended June 30, 2006:

Date Filed	Items Reported

April 25, 2006	Update on oil and gas production volumes
May 5, 2006	First Quarter Earnings
May 19, 2006	Declaration of Quarterly Dividend
May 23, 2006	Grant of Restricted Stock to Non-Management Directors

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2006

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)