Form 10-K
period 2006-12-31
CIMAREX ENERGY CO
filed 2007-02-28
CIK 1168054

united states

securities and exchange commission

Washington, D C 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). (Check One):

Large accelerated filer ☒      Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. YES ☐   NO ☒

Aggregate market value of the voting stock held by non-affiliates of Cimarex Energy Co. as of June 30, 2006 was approximately $3,403,194,051.

Number of shares of Cimarex Energy Co. common stock outstanding as of February 15, 2007 was 83,245,444.

Documents Incorporated by Reference:  Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

DESCRIPTION

GLOSSARY

Bbl/d—Barrels (of oil) per day
Bbls—Barrels (of oil)
Bcf—Billion cubic feet
Bcfe—Billion cubic feet equivalent
MBbls—Thousand barrels
Mcf—Thousand cubic feet (of natural gas)
Mcfe—Thousand cubic feet equivalent
MMBbls—Million barrels
MMBtu—Million British Thermal Units
MMcf—Million cubic feet
MMcf/d—Million cubic feet per day
MMcfe—Million cubic feet equivalent
MMcfe/d—Million cubic feet equivalent per day
Net Acres—Gross acreage multiplied by working interest percentage
Net Production—Gross production multiplied by net revenue interest
NGL—Natural gas liquids
Tcf—Trillion cubic feet
Tcfe—Trillion cubic feet equivalent

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

ITEM 1.                BUSINESS

General

Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are mainly located in Texas, Oklahoma, New Mexico, Louisiana and the Gulf of Mexico. Proved oil and gas reserves as of year-end 2006 totaled nearly 1.45 Tcfe, consisting of 1.1 Tcf of gas and 59.8 million barrels of oil and natural gas liquids. Of total proved reserves, 75 percent are gas and 80 percent are classified as proved developed. We operate the wells that account for 73 percent of our total proved reserves and approximately 70 percent of production.

Cimarex was formed in February 2002 as a wholly owned subsidiary of Tulsa-based Helmerich & Payne, Inc. On September 30, 2002, Cimarex was completely spun off to Helmerich and Payne shareholders and simultaneously merged with Denver-based Key Production Company, Inc. Our common stock began trading on the New York Stock Exchange on October 1, 2002 under the symbol XEC.

On June 7, 2005, Cimarex acquired Dallas-based Magnum Hunter Resources, Inc. in a $1.5 billion stock-for-stock merger plus assumption of liabilities. Proved reserves acquired totaled 886.7 billion cubic feet equivalent (Bcfe), of which 60 percent were gas and 73 percent proved developed. The transaction effectively tripled our proved reserves and doubled our production.

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

Business Strategy

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

During 2006, we drilled 558 gross wells and invested $1,049 million on exploration and development. Our integrated teams of geoscientists, landmen, and petroleum engineers continually generate new prospects to maintain a rolling portfolio of drilling opportunities in different basins with varying geologic characteristics. We have a centralized exploration management system that measures actual results and provides feedback about drilling results to the originating exploration teams in order to help them improve and refine future investment decisions. We believe that our detailed technical analysis and disciplined risk assessment is a competitive advantage and best positions us to continue to achieve attractive economic rates of return and consistent increases in proved reserves and production.

While our primary focus is drilling, we do consider acquisition and merger opportunities that allow us to either enhance our competitive position in existing core areas or to add new areas. The Magnum Hunter acquisition significantly increased our presence in the Permian Basin and enhanced our Mid-Continent operations in the Texas Panhandle.

Business Segments

Cimarex has one reportable segment (exploration and production).

Exploration and Development Activity Overview

Our operations are currently focused in the Mid-Continent region which consists of Oklahoma, the Texas Panhandle and southwest Kansas; the Permian Basin region of west Texas and southeast New Mexico; the upper Gulf Coast areas of Texas, south Louisiana and Mississippi; and the Gulf of Mexico.

A summary of our 2006 exploration and development activity by region is as follows.

	Exploration and Development Capital	Gross Wells Drilled	Net Wells Drilled	Completion Rate	12/31/06 Proved Reserves (Bcfe)
	(in millions)
Mid-Continent	$350	302	186	97%	595
Permian Basin	331	167	119	96%	563
Gulf Coast	211	49	28	65%	105
Gulf of Mexico	128	16	6	44%	44
Western/Other	29	24	7	71%	142
	$1,049	558	346	91%	1,449

Company-wide, we participated in drilling 558 gross wells during 2006, with an overall completion rate of 91 percent. On a net basis, 316 of 346 total wells drilled during 2006 were completed as producers.

Our 2006 exploration and development expenditures (E&D) totaled $1,049 million and resulted in 201 Bcfe of proved reserve additions from drilling. Of total expenditures, 33 percent were invested in projects located in the Mid-Continent area; 32 percent in the Permian Basin; 20 percent in the Gulf Coast; and 12 percent in the Gulf of Mexico.

Mid-Continent

Our Mid-Continent operations cover the Anadarko and Arkoma basins of central and southeastern Oklahoma, the Hugoton Basin of southwest Kansas and the Texas Panhandle. We drilled 302 gross (186 net) Mid-Continent wells during 2006, completing 97 percent as producers. The bulk of this activity occurred in the Texas Panhandle and the Anadarko Basin. Full-year 2006 drilling investment in this area totaled $350 million, or 33% of total E&D capital.

We drilled 86 gross (59 net) Texas Panhandle wells with 98 percent being completed as producers. Most of these wells targeted the Granite Wash formation in Roberts and Hemphill counties at depths ranging from 11,000-14,000 feet. Drilling activity in the Granite Wash remains active with 75-100 wells planned for 2007.

We drilled 92 (18 net) Anadarko Basin wells, of which 98 percent were completed as producers. The drilling activity mainly targets the Red Fork and Clinton Lake/Atoka formations at depths ranging from 12,000-15,000 feet. Gross proved reserves for these wells averaged 1.3 Bcfe. We expect to continue an active program in this area, drilling a similar number of wells in 2007 as in 2006.

We have a large inventory of recompletion and in-fill drilling locations in several exploitation projects, including the Cumberland, Madill and Caddo fields in southern Oklahoma and the Panoma field in the Texas Panhandle. The Panoma field area targets the Brown Dolomite formation at depths of approximately 2,200 feet. In 2006 we drilled 80 gross (79 net) wells at Panoma with a 100% success rate, increasing field production by 3.2 MMcfe/d.

Permian Basin

In the Permian Basin our operations cover both west Texas and southeast New Mexico. In total, we drilled 167 gross (119 net) wells completing 161 gross (115 net) as producers in the Permian Basin during 2006. Full-year 2006 drilling investment in this area totaled $331 million, or 32% of total E&D capital.

Southeast New Mexico drilling totaled 69 gross (47 net) wells with 94% being completed as producers. The primary formations we target in this area are comprised of Pennsylvanian-aged Morrow, Atoka and Strawn sandstones and conglomerate gas reservoirs at depths ranging from 11,500-14,000 feet.

In West Texas, a total of 98 gross (72 net) wells were drilled, of which 98% were successful. Included in the West Texas program is exploitation of the Westbrook Unit (90% working interest) where 44 infill wells have been drilled and completed in the Clearfork formation at 3,200 feet.

Other geologic targets in West Texas include the Devonian, Ellenburger, Bone Spring and Spraberry. We drilled or participated in 21 (seven net) Devonian wells in the Arbol de Nada field in Winkler and Ector Counties, Texas; five gross (five net) Ellenburger wells in the Will-O field in Val Verde County, Texas; and six gross (2.7 net) Bone Spring wells in the War-Wink field in Ward County, Texas.

Gulf Coast /Gulf of Mexico

Our onshore Gulf Coast focus area generally encompasses coastal Texas, south Louisiana and Mississippi. Our Gulf of Mexico operations are primarily located in offshore Louisiana in water depths less than 300 feet and covering approximately one million gross acres. We obtained all of our offshore position through the Magnum Hunter acquisition. Our Gulf Coast and Gulf of Mexico effort is generally characterized by a greater reliance on 3-D seismic information for prospect generation, larger potential reserves per well, greater drilling depths and lower success rates.

During 2006 we drilled 49 gross (28 net) Gulf Coast wells, realizing a 65 percent success rate. A significant portion of the drilling occurred in Liberty County, Texas. Targeting the Yegua and Cook Mountain formations at 10,500 feet, we drilled 14 gross (nine net) Liberty County wells with a success rate of 64 percent. Gulf of Mexico 2006 drilling consisted of 16 gross (6.7 net) wells, of which 44% were successful.

Western/Other

Our Western/Other region principally includes operations in California, Michigan, North Dakota and Wyoming. We drilled 24 gross (7.2 net) wells in the Western/Other region completing only 17 gross (0.2 net) as producers. Included in this area is the Riley Ridge Unit gas development project in Sublette County, Wyoming.

Production and Pricing Information

The following table sets forth certain information regarding the company’s production volumes and the average oil and gas prices received:

	Years Ending December 31,
	2006	2005	2004
Production Volumes
Gas (MMcf)	124,733	100,272	63,611
Oil (MBbls)	6,529	4,804	2,641
Equivalent (MMcfe)	163,907	129,096	79,457
Net Average Daily Volumes:
Gas (MMcf)	341.7	274.7	173.8
Oil (MBbl)	17.9	13.2	7.2
Equivalent (MMcfe)	449.1	353.7	217.1
Average Sales Price
Gas ($/Mcf)	$6.50	$8.05	$5.76
Oil ($/Bbl)	$61.96	$55.25	$40.19

Combined oil and gas production volumes increased 27 percent to 449.1 MMcfe per day. Gas production in 2006 rose 24 percent to 341.7 MMcf per day and oil production increased 36 percent to 17,887 barrels per day. The increase in volumes primarily stems from the inclusion of production from Magnum Hunter operations beginning June 7, 2005 and exploration and development drilling.

The weighted-average gas price we received during 2006 was $6.50 per Mcf, which was 19 percent lower than the $8.05 per Mcf average price we received during 2005. Our annual average realized oil price during 2006 increased by 12 percent to $61.96 per barrel from $55.25 per barrel in 2005. Gas prices fell in 2006 as compared to 2005 as a result of a number of factors including lower demand because of warm winter weather, no significant hurricane activity causing supply disruptions in the Gulf of Mexico and rising storage levels relative to historic averages.

Cimarex assumed Magnum Hunter’s oil and gas commodity swap and collar contracts as part of the merger. These instruments did not qualify for hedge accounting treatment and as such they are not included in the above average sales prices. In third quarter of 2006, we entered into natural gas collars for calendar 2007 and 2008 for 80,000 and 40,000 MMBtu per day, respectively. The collars have been executed to settle against regional delivery points that correspond with our Mid-Continent production. Beginning in January 2007, these instruments will affect average sales prices to the extent that the benchmark prices fall outside the collar range. For a discussion of derivatives, see Note 5 of Notes to Consolidated Financial Statements contained herein.

The following table summarizes Cimarex’s daily production by region for the full-year 2006 and the second-half of 2005. The second-half 2005 volumes reflect the production increases as a result of the Magnum Hunter acquisition.

	2006 Average Daily Production			Second-half
	Oil (MBbl/d)	Gas (MMcf/d)	Total (MMcfe/d)	2005 Avg. (MMcfe/d)
Mid-Continent	4.7	152.5	180.7	175.3
Permian Basin	8.1	83.8	132.4	130.1
Gulf Coast	3.2	61.8	80.7	84.4
Gulf of Mexico	1.6	36.2	45.9	37.9
Other	0.3	7.4	9.4	10.5
	17.9	341.7	449.1	438.2

Our largest producing area is the Mid-Continent region which averaged 180.7 MMcfe per day making-up 40 percent of our total 2006 production. We grew our 2006 production in this region as a result of successful drilling programs in the Texas Panhandle and the Anadarko Basin. The Permian Basin contributed 132.4 MMcfe per day in 2006, which was 29 percent of our total production for this period. The current year production increased as a result of successful Morrow drilling in southeast New Mexico and West Texas secondary oil projects and development drilling. Gulf Coast production was 80.7 MMcfe per day during 2006, or 18 percent of total production. Gulf Coast volumes decreased in 2006 as a result of natural decline in our wells which were only partially offset by exploration success. Production from the Gulf of Mexico totaled 45.9 MMcfe per day, or 10 percent of our total 2006 production. Our second-half 2005 Gulf of Mexico production rate of 37.9 MMcfe per day was negatively impacted by hurricanes.

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

Various interests in oil and gas properties were sold during 2006, with proceeds totaling $4.5 million. Proceeds from the sales were recorded as a reduction to oil and gas properties, as prescribed under the full cost method of accounting. Proved reserves associated with the sold properties approximated 2.5 billion cubic feet equivalent. We also recognized a $19.8 million gain on sale of certain limited partnership interests in oil and gas properties. Net sales consideration received via distributions from these affiliated partnerships totaled $59.3 million.

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

We sell our oil and gas to a broad portfolio of customers. Our largest customer accounted for 11 percent of 2006 revenues. Because over two-thirds of our gas production is from wells in Kansas, Oklahoma, Texas and Louisiana, most of our customers are either from those states or nearby end-user market centers. We regularly monitor the credit worthiness of all our customers and may require parental guarantees, letters of credit or prepayments when we deem such security is necessary.

Employees

We employed 734 people on December 31, 2006. None of our employees are subject to collective bargaining agreements.

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

Our revenues and results of operations are highly dependent on oil and gas prices. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Historically, oil and gas prices have fluctuated widely. For example, in 2006 we sold our gas at an average price of $6.50 per Mcf, which was 19 percent lower than our 2005 average sales price of $8.05 per Mcf. Conversely, our average 2006 oil price of $61.96 per barrel was 12 percent higher than the price we received in 2005 of $55.25 per barrel.

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

Our use of hedging arrangements could result in financial losses or reduce our income.

To reduce our exposure to fluctuations in natural gas prices, we have entered into hedging arrangements for a portion of our natural gas production. These hedging arrangements expose us to risk of financial loss in some circumstances, including when:

•       production is less than expected;

•       the counterparty to the hedging contract defaults on its contract obligations; or

•       there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

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

•       capital expenditures;

•       workover and remedial costs; and

•       Federal and state income taxes.

Our proved oil and gas reserve estimates are prepared by Cimarex engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). DeGolyer and MacNaughton, independent petroleum engineers, reviewed our reserve estimates for properties that comprised at least 80 percent of the discounted future net cash flows before income taxes, using a 10 percent discount rate, as of December 31, 2006.

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

ITEM 2.                PROPERTIES

Oil and Gas Properties and Reserves

All of our proved reserves and undeveloped acreage are located in the United States. We have varying levels of ownership interests in our properties consisting of working, royalty and overriding royalty interests. We operate the wells that comprise 73 percent of our proved reserves.

Our engineers estimate our proved oil and gas reserve quantities in accordance with guidelines established by the SEC. DeGolyer and MacNaughton, independent petroleum engineers, reviewed our reserve estimates for those properties that comprised at least 80 percent of the discounted value of the projected future net cash flow before income taxes as of December 31, 2006. All information in this Form 10-K relating to oil and gas reserves is net to our interest unless stated otherwise. See Note 17, Supplemental Oil and Gas Disclosures, in Notes to Consolidated Financial Statements for further information. The following table sets forth the present value and estimated volume of our oil and gas proved reserves:

	Years Ending December 31,
	2006	2005	2004
Total Proved Reserves—
Gas (MMcf)	1,090,362	1,004,482	364,641
Oil, condensate and NGLs (MBbls)	59,797	64,710	14,063
Equivalent (MMcfe)	1,449,146	1,392,742	449,020
Standardized measure of discounted future net cash flow after-tax, discounted at 10 percent (in thousands)	$2,200,889	$3,028,100	$798,033
Average price used in calculation of future net cash flow—
Gas ($/Mcf)	$5.54	$7.89	$5.58
Oil ($/Bbl)	$56.91	$57.65	$40.76

Significant Properties

As of December 31, 2006, 90 percent of proved reserves were located in the Mid-Continent, Permian Basin, Gulf Coast and Gulf of Mexico regions. In total we owned an interest in 13,194 gross (4,757 net) productive oil and gas wells.

The following table summarizes our estimated proved oil and gas reserves by region as of December 31, 2006.

	Oil (MBbl)	Gas (MMcf)	Equivalent (MMcfe)	Percent of Proved Reserves
Mid-Continent	8,709	542,447	594,701	41%
Permian Basin	44,351	296,969	563,076	39%
Gulf Coast	4,671	76,640	104,663	7%
Gulf of Mexico	964	38,111	43,895	3%
Western/Other	1,102	136,195	142,811	10%
	59,797	1,090,362	1,449,146	100%

Our ten largest fields hold 30 percent of our total equivalent proved reserves. We are the principal operator of our production in each of these fields (except Jo-Mill). The table below summarizes certain key statistics about these properties.

Field	Region	% of Total Proved Reserves	Avg. Working Interest	Avg. Depth (feet)	Primary Formation
Hugoton	Mid-Continent	4.3%	59%	2,600	Chase
Hemphill	Mid-Continent	4.1%	95%	11,000	Granite Wash
Panhandle East	Mid-Continent	3.5%	98%	2,400	Brown Dolomite
Eola-Robberson	Mid-Continent	3.2%	95%	5,500-11,000	Bromide/McLish/Oil Creek
Carlsbad South	Permian	2.8%	58%	11,500	Morrow/Atoka
Red Deer Creek	Mid-Continent	2.8%	47%	11,000	Granite Wash
Quail Ridge	Permian	2.6%	59%	13,000	Morrow
Jo-Mill	Permian	2.5%	13%	7,500	Spraberry
Mendota NW	Mid-Continent	2.3%	71%	11,000	Granite Wash
Westbrook	Permian	2.1%	90%	3,500	Clearfork
		30.2%

Acreage

The following table sets forth as of December 31, 2006, the gross and net acres of both developed and undeveloped leases held by Cimarex. Gross acres are the total number of acres in which we own a working interest. Net acres are the gross acres multiplied by our working interest.

	Undeveloped Acreage		Developed Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Mid-Continent
Kansas	3,480	2,415	158,391	105,601	161,871	108,016
Oklahoma	103,772	85,182	395,645	168,255	499,417	253,437
Texas	144,826	106,218	232,402	110,785	377,228	217,003
	252,078	193,815	786,438	384,641	1,038,516	578,456
Permian Basin
New Mexico	86,178	64,943	144,645	94,115	230,823	159,058
Texas	53,794	37,850	232,664	156,045	286,458	193,895
	139,972	102,793	377,309	250,160	517,281	352,953
Gulf Coast
Louisiana	22,063	17,114	21,521	6,356	43,584	23,470
Texas	81,473	33,938	164,734	61,674	246,207	95,612
Mississippi	6,027	3,779	25,583	6,539	31,610	10,318
	109,563	54,831	211,838	74,569	321,401	129,400
Gulf of Mexico	711,140	438,125	324,614	110,709	1,035,754	548,834
Western/Other
Arkansas	—	—	6,719	2,115	6,719	2,115
Arizona	914,695	914,695	—	—	914,695	914,695
California	35,715	30,678	8,770	6,752	44,485	37,430
Colorado	96,690	6,759	26,497	6,498	123,187	13,257
Illinois	1,782	1,191	554	183	2,336	1,374
Indiana	175	175	344	310	519	485
Michigan	31,803	31,686	549	549	32,352	32,235
Montana	49,449	16,298	18,858	7,735	68,307	24,033
Nebraska	4,560	116	2,118	168	6,678	284
Nevada	160	1	560	1	720	2
New Mexico	1,649,340	1,621,646	13,574	2,281	1,662,914	1,623,927
North Dakota	64,741	18,152	25,818	2,706	90,559	20,858
South Dakota	10,583	9,329	2,420	379	13,003	9,708
Utah	120,625	63,621	20,159	2,223	140,784	65,844
Wyoming	252,551	31,542	118,416	24,239	370,967	55,781
	3,232,869	2,745,889	245,356	56,139	3,478,225	2,802,028
	4,445,622	3,535,453	1,945,555	876,218	6,391,177	4,411,671

Gross Wells Drilled

We participated in drilling the following number of gross wells during calendar years 2006, 2005, and 2004:

	Exploratory			Developmental
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2006	20	32	52	490	16	506
Year ended December 31, 2005	55	20	75	283	24	307
Year ended December 31, 2004	12	11	23	177	21	198

We were in the process of drilling 30 gross (16 net) wells at December 31, 2006.

Net Wells Drilled

The number of net wells we drilled during calendar years 2006, 2005, and 2004 are shown below:

	Exploratory			Developmental
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2006	12.4	23.9	36.3	303.7	6.2	309.9
Year ended December 31, 2005	33.2	15.6	48.8	144.8	16.8	161.6
Year ended December 31, 2004	6.8	6.5	13.3	78.8	12.1	90.9

Productive Wells

We have working interests in the following productive wells as of December 31, 2006:

	Gas		Oil
	Gross	Net	Gross	Net
Mid-Continent	3,396	1,721	1,017	529
Permian	1,023	557	6,109	1,629
Gulf Coast	525	138	186	91
Gulf of Mexico	124	27	38	6
Western/Other	144	24	632	35
	5,212	2,467	7,982	2,290

ITEM 3.                LEGAL PROCEEDINGS

As of December 31, 2006, we have accrued $7.1 million for a mediated litigation settlement pertaining to post-production deductions on properties operated by Cimarex. We have also accrued an additional $1.5 million for a mediated litigation settlement pertaining to oil and gas property title issues. We anticipate payment of both settlements during 2007. Cimarex has other various litigation related matters in the normal course of business, none of which are material, individually or in aggregate.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of 2006.

ITEM 4A.        EXECUTIVE OFFICERS

The executive officers of Cimarex as of February 27, 2007 were:

Name	Age	Office
F.H. Merelli	70	Chairman of the Board, Chief Executive Officer, and President
Joseph R. Albi	48	Executive Vice President, Operations
Thomas E. Jorden	49	Executive Vice President, Exploration
Stephen P. Bell	52	Senior Vice President, Business Development and Land
Paul Korus	50	Vice President, Chief Financial Officer, and Treasurer
Gary R. Abbott	34	Vice President, Corporate Engineering
Richard S. Dinkins	62	Vice President, Human Resources
James H. Shonsey	55	Vice President, Chief Accounting Officer, and Controller

There are no family relationships by blood, marriage, or adoption among any of the above executive officers. All executive officers are elected annually by the board of directors to serve for one year or until a successor is elected and qualified. There is no arrangement or understanding between any of the officers and any other person pursuant to which he was selected as an executive officer.

F.H. MERELLI was elected chairman of the board, chief executive officer, and president on September 30, 2002. Prior to its merger with Cimarex, Mr. Merelli served as chairman and chief executive officer of Key Production Company, Inc. from September 1992 to September 2002. From June 1988 to July 1991 he was president and chief operating officer of Apache Corporation.

JOSEPH R. ALBI was named executive vice president of operations on March 1, 2005. Since December 8, 2003, Mr. Albi served as senior vice president of corporate engineering. From September 30, 2002 to December 8, 2003, Mr. Albi served as vice president of engineering. Prior to September 30, 2002, Mr. Albi was with Key Production Company, Inc. where he served as vice president of engineering (October 1999 to September 2002) and manager of engineering (June 1994 to October 1999).

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

STEPHEN P. BELL was elected senior vice president of business development and land on September 30, 2002. Prior to its merger with Cimarex, Mr. Bell had been with Key Production Company, Inc. since February 1994. In September 1999, he was appointed senior vice president, business development and land. From February 1994 to September 1999, he served as vice president, land.

PAUL KORUS was elected vice president, chief financial officer and treasurer on September 30, 2002. Mr. Korus was vice president and chief financial officer of Key Production Company, Inc. from September 1999 to September 2002. Prior to September 1999 and since June 1995, Mr. Korus was an equity research analyst with Petrie Parkman & Co., an investment banking firm.

GARY R. ABBOTT was elected vice president of corporate engineering on March 1, 2005. Since January 2002, Mr. Abbott served as manager, corporate reservoir engineering. From April 1999 to January 2002, Mr. Abbott was a reservoir engineer with Key Production Company, Inc.

RICHARD S. DINKINS was named vice president of human resources on December 8, 2003. Mr. Dinkins joined Key Production Company, Inc. in March 2002 as its director of human resources and continued in that position with Cimarex commencing in September 2002. Prior to joining Key and since February 1999, Mr. Dinkins was with Sprint.

JAMES H. SHONSEY was named vice president in April, 2006. Mr. Shonsey was elected chief accounting officer and controller on May 28, 2003. From 2001 to May 2003, Mr. Shonsey was chief financial officer of The Meridian Resource Corporation; and from 1997 to 2001, he served as the chief financial officer of Westport Resources Corporation.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Cimarex’s $.01 par value common stock trades on the New York Stock Exchange under the symbol XEC. In December 2005, the Board of Directors declared the Company’s first quarterly cash dividend of $.04 per share. A $.04 per share cash dividend was also declared to shareholders in every quarter of 2006. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other factors considered relevant by the Board of Directors.

Stock Prices and Dividends by Quarters.   The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NYSE and the quarterly dividends paid per share.

2006	High	Low	Dividends Per Share
First Quarter	$47.80	$39.21	$.04
Second Quarter	$47.40	$35.84	$.04
Third Quarter	$43.03	$33.57	$.04
Fourth Quarter	$38.46	$32.56	$.04

2005	High	Low	Dividends Per Share
First Quarter	$42.56	$34.48	$.00
Second Quarter	$40.55	$33.82	$.00
Third Quarter	$45.98	$38.30	$.00
Fourth Quarter	$46.31	$35.85	$.00

The closing price of Cimarex stock as reported on the New York Stock Exchange on February 15, 2007, was $36.10. At December 31, 2006, Cimarex’s 82,883,310 shares of outstanding common stock were held by approximately 5,429 stockholders of record.

ITEM 5C.       STOCK REPURCHASES.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through December 31, 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 1, 2005 to December 31, 2006	250,100	$44.05

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and accompanying notes thereto provided in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Operating results:
Revenues	$1,267,144	$1,118,622	$475,164	$325,621	$160,620
Net income	345,719	328,325	153,592	94,633	39,819
Basic earnings per share	4.21	5.07	3.70	2.28	1.32
Diluted earnings per share	4.11	4.90	3.59	2.22	1.31
Cash dividends declared per share	.16	—	—	—	—
Balance sheet data:
Total assets	4,829,750	4,180,335	1,105,446	805,508	674,286
Total debt	443,667	352,451	—	—	32,000
Stockholders’ equity	2,976,143	2,595,453	700,712	534,740	444,880
Other financial data:
Oil and gas sales	1,215,411	1,072,422	472,389	324,119	157,299
Oil and gas capital expenditures	1,074,673	2,462,826	296,429	162,627	368,503
Proved Reserves:
Gas (MMcf)	1,090,362	1,004,482	364,641	337,344	318,627
Oil (MBbls)	59,797	64,710	14,063	14,137	15,025
Total equivalent (MMcfe)	1,449,146	1,392,742	449,020	422,167	408,779

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Cimarex Energy Co. is an independent oil and gas exploration and production company, with operations focused mainly in Oklahoma, Texas, New Mexico, Kansas, Louisiana, and the Gulf of Mexico.

Our primary focus is exploration and development drilling for new reserves. To supplement our growth, we also consider mergers and acquisitions. On June 7, 2005, Cimarex acquired Magnum Hunter Resources, Inc, a Dallas-based independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico. Terms of the merger agreement provided that Magnum Hunter stockholders receive 0.415 shares of Cimarex common stock for each share of Magnum Hunter common stock. As a result of the merger, Cimarex issued 39.7 million common shares to Magnum Hunter’s common stockholders and assumed $633 million of debt. The merger was accounted for as a purchase of Magnum Hunter by Cimarex. Results of operations from Magnum Hunter’s properties are included in our consolidated statements of operations beginning June 7, 2005.

Our E&D expenditures totaled $1,049 million for 2006, up from $642 million in 2005. Operationally, we now have a large base of properties in the Permian Basin with operational characteristics similar to our Mid-Continent assets. The merger also extended our onshore Gulf Coast activities into the Gulf of Mexico. Overall, about 39 percent of our proved reserves are in the Permian Basin and 41 percent are in our Mid-Continent region. Our onshore Gulf Coast and Gulf of Mexico operations collectively make up 10 percent of our proved reserves.

Industry and Economic Factors

In managing our business we must deal with many factors inherent in our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

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

Approach to the Business

Profitable growth largely depends upon our ability to successfully find and develop new proved reserves. To achieve an overall acceptable rate of growth, we maintain a blended portfolio of low, moderate, and higher risk exploration and development projects. We believe that this approach allows for consistent increases in our oil and gas reserves, while minimizing the chance of failure. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. We may also consider the use of transaction-specific hedging of oil and gas prices to reduce price risk. In connection with the acquisition of Magnum Hunter, we acquired existing commodity derivatives, as well as in the third quarter of 2006 we entered into additional derivative contracts as discussed more fully below.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities, periodic sales of non-core properties, and external sources of capital.

We project that 2007 exploration and development expenditures will range from $800 million to $1 billion. Approximately 37 percent of the expenditures will be in the Mid-Continent area, 28 percent in the Permian Basin, 24 percent in the Gulf Coast area, and 8 percent in the Gulf of Mexico.

Cash flow from operating activities for 2006 totaled $878.4 million, which helped to fund our drilling program. Based on expected cash provided by operating activities and monies available under our Senior Secured Revolving Credit Facility, we believe we are well positioned to fund the projects identified for 2007 and beyond.

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

Revenue Recognition

Oil and Gas Sales

Revenue from the sale of oil and gas is recognized when title passes, net of royalties. This is known as the sales method (versus the entitlement method). Under the sales method, revenue is recognized on actual volumes sold to purchasers. There is a ready market for oil and gas, with sales occurring soon after production.

Marketing Sales

Cimarex markets and sells natural gas for working interest partners under short term sales and supply agreements and earns a fee for such services. Revenues are recognized as gas is delivered and are reflected net of gas purchases on the accompanying consolidated statement of operations.

Gas Imbalances

We use the sales method of accounting for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold. Oil and gas reserves are adjusted to the extent there are sufficient quantities of natural gas to make up an imbalance. In situations where there are insufficient reserves available to make-up an overproduced imbalance, then a liability is established. The natural gas imbalance liability at December 31, 2006 and 2005 was $3.2 million and $2.7 million, respectively. At December 31, 2006 we are also in an under-produced position relative to certain other third parties.

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. For 2006, revisions of reserve estimates equaled a decrease of 3.7 MBbls of oil and 14.5 Bcf of gas (due to lower oil and gas prices), representing two and one half percent of proved oil and gas reserves as of December 31, 2006. See Note 17, Supplemental Oil and Gas Disclosures for reserve data.

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

At the end of each quarter, a full cost ceiling limitation calculation is made whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed an amount equal to the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense. Future net revenues used in the calculation of the full cost ceiling limitation are determined based on current oil and gas prices and is adjusted for designated cash flow hedges if it is determined that net capitalized costs exceed the full cost ceiling limit. If net capitalized costs subject to amortization were to exceed this limit, the excess would be charged to expense. However, if commodity prices increase subsequent to period end and prior to issuance of the financial statements, these higher commodity prices will be used to determine if the capital costs are in fact impaired as of the end of the period.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of oil and gas prices may cause more frequent assessments. The impairment assessment requires us to make estimates regarding the fair value of goodwill. The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment. To date, no related impairment has been recorded.

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

In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments were not designated for hedge accounting treatment. As a result, Cimarex recognized a net gain for the year ended December 31, 2006 of $23 million. Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the year ended December 31, 2006 was $19 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

In the third quarter of 2006, we entered into additional derivative contracts to mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices. Using zero-cost collars with Mid-Continent weighted average floor and ceiling prices of $7.00 to $10.17 for 2007 and $7.00 to $9.90 for 2008, we hedged 29.2 million MMbtu and 14.6 million MMbtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively. At December 31, 2006, this represented approximately 51% and 31% of our current anticipated Mid-Continent gas production for 2007 and 2008, respectively.

Under the collar agreements, we will receive the difference between an agreed upon Mid-Continent index price and floor price if the index price is below the floor price. We will pay the difference between the agreed upon contracted ceiling price and the index price only if the index price is above the contracted ceiling price. No amounts are paid or received if the index price is between the contracted floor and ceiling prices. These hedges have been designated for hedge accounting treatment as cash flow hedges.

For the year ended December 31, 2006, we recorded an unrealized loss of $13 thousand related to the ineffective portion of the hedges. At December 31, 2006, $41.9 million and $7.1 million of the hedges were recorded as current and long-term assets, respectively, and an unrealized gain (net of deferred income taxes) of $31 million was recorded in other comprehensive income. See Note 5 to the Consolidated Financial Statements and Item 7A of this report for additional information regarding our derivative instruments.

Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment. In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. We closely monitor known and potential legal, environmental, and other contingencies and periodically determine when we should record losses for these items based on information available to us. As of December 31, 2006, we have accrued $7.1 million for a mediated litigation settlement pertaining to post-production deductions on properties operated by Cimarex. We have also accrued an additional $1.5 million for a mediated litigation settlement pertaining to oil and gas property title issues. We anticipate payment of both settlements during 2007. Cimarex has other various litigation related matters in the normal course of business, none of which that can be estimated are deemed to be material, individually or in aggregate. See Note 15 of Notes to Consolidated Financial Statements.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. Capitalized costs are depleted as a component of the full cost pool.

Recent Accounting Developments

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Along with these disclosures, a tabular presentation of significant changes during each period will be required. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for calendar-year companies). We are currently evaluating the effects of implementing this interpretation and do not believe the adoption of this interpretation will have a material impact on our financial statements.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 regarding the process of quantifying misstatements within a financial statement, addressing in particular materiality analysis related to the correction of errors. The impact on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified. Adjustment would be required if the misstatement is deemed material, after considering all relevant quantitative and qualitative factors. The periods in which the correction would be recorded would be dependent on the materiality considerations for each affected period. This did not have a material impact on our financial statements.

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

OVERVIEW

Our results of operations are primarily impacted by changes in oil and gas prices and changes in our production volumes. Realized gas prices decreased from $8.05 per Mcf in 2005 to $6.50 per Mcf in 2006, and oil prices increased from $55.25 per barrel in 2005 to $61.96 per barrel in 2006. Cimarex also sells gas on behalf of third parties that are incidental to sales of our own production. Sales and costs associated with our production are reflected in gas sales and transportation expense.

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

Depreciation, depletion and amortization of our producing properties is computed using the units-of-production method. Because the economic life of each producing well depends upon the assumed price for future sales of production, fluctuations in oil and gas prices may impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense, while lower prices generally have the effect of decreasing reserves, which increases depletion expense. In addition, changes in estimates of reserve quantities and estimates of future development costs or reclassifications from unproved properties to proved properties will impact depletion expense.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005:

SUMMARY DATA:
(in thousands or as indicated)

	For the Years Ended
	December 31,
	2006	2005
Net income	$345,719	$328,325
Per share—basic	4.21	5.07
Per share—diluted	4.11	4.90
Gas sales	$810,894	$807,007
Oil sales	404,517	265,415
Total oil and gas sales	$1,215,411	$1,072,422
Total gas volume—Mcf	124,733	100,272
Gas volume—MMcf per day	341.7	274.7
Average gas price—per Mcf	$6.50	$8.05
Total oil volume—thousand barrels	6,529	4,804
Oil volume—barrels per day	17,887	13,162
Average oil price—per barrel	$61.96	$55.25
Gas gathering and processing revenues	$47,879	$44,238
Gas gathering and processing costs	(27,410)	(31,890)
Gas gathering and processing margin	$20,469	$12,348
Gas marketing revenues, net of related costs	$3,854	$1,962
Expenses and other income:
Depreciation, depletion and amortization	$396,394	$258,287
Production	176,833	104,067
Transportation	21,157	15,338
Taxes other than income	91,066	73,360
General and administrative	42,288	33,497
Stock compensation	8,243	4,959
Other operating, net	2,064	15,897
(Gain) Loss on derivative instruments	(22,970)	67,800
Int. exp., net of cap. int. & amort. of F.V. of debt	1,908	5,789
Asset retirement obligation accretion	7,018	3,819
Other, net	(28,591)	(12,536)

Net income for the year of 2006 was $345.7 million, or $4.11 per diluted share, compared to net income of $328.3 million, or $4.90 per diluted share in 2005. The change in net income results from the effect of changes in revenues and costs, as discussed further. The results of operations of Magnum Hunter are included in our consolidated statements of operations only for the period since the acquisition on June 7, 2005.

Oil and gas sales for the year of 2006 totaled $1.2 billion, compared to $1.1 billion for 2005. The $143.0 million increase in sales between the two periods results from $292.0 million related to higher production volumes, offset by a decrease of $149.0 million resulting from lower commodity prices.

Sales benefited from higher production volumes. Average daily gas production rose 67.0 MMcf in 2006 to 341.7 MMcf from 274.7 MMcf in 2005, resulting in $197.0 million of incremental revenues. Oil volumes averaged 17,887 barrels per day for 2006, compared to 13,162 barrels per day in 2005, resulting in increased revenues of $95.0 million. The increase in sales volumes between the periods of 2006 and 2005 is due to the inclusion of Magnum Hunter operations beginning June 7, 2005 (date of acquisition) and positive drilling results during 2005 and 2006. Production volumes in the Gulf of Mexico and along the Texas and Louisiana Gulf Coast area were negatively impacted during the fourth quarter of 2005 as a result of hurricanes. It is estimated to have negatively impacted fourth-quarter 2005 production by 41 to 45 MMcf equivalent per day. These volumes were brought back online throughout 2006, and by the fourth quarter of 2006 less than one MMcf equivalent per day was shut-in from the 2005 hurricane activity. No oil and gas reserves have been lost as a result of the storms and the majority of associated repair costs will be covered by insurance.

Realized gas prices averaged $6.50 per Mcf for 2006, compared to $8.05 per Mcf for 2005. This 19 percent change decreased sales by $193.0 million between the two periods. Realized oil prices, however, averaged $61.96 per barrel for 2006, compared to $55.25 per barrel for 2005. The increase in sales between periods resulting from this 12 percent improvement in oil prices totaled $44.0 million. Changes in realized prices were the direct result of overall market conditions.

Gas gathering and processing revenues, net of related costs, equaled $20.5 million in 2006, compared to $12.4 million in 2005. The increase is due to the inclusion of related activities from Magnum Hunter operations from June 7, 2005. We own interests in gas gathering systems and gas processing plants that are connected to our production operations. We transport and process third party gas that is associated with our gas.

Gas marketing net revenues increased to $3.9 million from $2 million, net of related costs of $144.7 million and $213.7 million for 2006 and 2005, respectively. Gas marketing revenues, net of related costs, pertain to sales of gas on behalf of third parties that is incidental to sales of our own production.

Costs and Expenses

Net costs and expenses (not including gas gathering, marketing and processing costs, as well as income tax expense) were $695.4 million in 2006 compared to $570.3 million in 2005. Depreciation, depletion and amortization (DD&A) was the largest component of the increase between periods. DD&A equaled $396.4 million in 2006 compared to $258.3 million in 2005. On a unit of production basis, DD&A was $2.42 per Mcfe in 2006 compared to $2.00 per Mcfe for 2005. The increase stems from higher costs for reserves added during 2005 and 2006. Service costs to drill and complete wells have been increasing. That along with certain high cost dry holes in our Gulf Coast and Gulf of Mexico regions have influenced our per unit rates, even though overall drilling success rates have remained high.

Production costs rose $72.7 million from $104.1 million ($.81 per Mcfe) in 2005 to $176.8 million ($1.08 per Mcfe) in 2006. The higher costs in 2006 resulted from higher field operating expenses from an expanded number and type of properties, higher maintenance costs and increased insurance costs due to past hurricanes. Additional workover/maintenance projects were implemented in 2006, totaling $28.9 million ($0.18 per Mcfe) compared to $11.6 million ($0.09 per Mcfe) in 2005.

Transportation costs increased from $15.3 million in 2005 to $21.2 million in 2006. The increase is the result of higher sales volumes and that expiring contracts are being renewed with increased current market rates.

Taxes other than income were $17.7 million greater, rising from $73.4 million in 2005 to $91.1 million in 2006. The increase between periods resulted from increases in oil and gas sales stemming from higher production volumes and oil prices.

General and administrative (G&A) expenses increased $8.8 million from $33.5 million in 2005 to $42.3 million in 2006. The increase between periods is due to an expansion of staff and higher employee-benefit costs.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards. Stock compensation increased from $5.0 million in 2005 to $8.2 million in 2006.

Other operating, net decreased from $15.9 million in 2005 to $2.1 million in 2006. These expenses in 2005 consisted primarily of $9.4 million of costs associated with the Magnum Hunter merger. Of this $9.4 million, $3.6 million is due to the acceleration of vesting of stock options and restricted stock units resulting from change of control provisions under our stock incentive plan becoming effective due to the Magnum Hunter merger. The remaining $5.8 million consists of $4.3 million of general integration costs, $1.0 million for retention bonuses, and $0.5 million of related financing costs. In addition to merger costs, 2005 expenses also included a mediated $6.5 million litigation settlement pertaining to post-production deductions on properties operated by Cimarex. Other expense for 2006 included $2.1 million of litigation settlements pertaining primarily to resolution of oil and gas property title issues.

Another component of net costs and expenses for 2006 and 2005 was the gain and loss on derivative instruments. In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments were not designated for hedge accounting treatment. As a result, Cimarex recognized net gains for the year 2006 of $23.0 million and net losses for 2005 of $67.8 million, respectively. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in 2006 and 2005 totaled $19.0 million and $64.3 million, respectively. Theses contracts expired December 31, 2006.

To mitigate a portion of the potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in third quarter of 2006. These derivatives have been designated for hedge accounting treatment as cash flow hedges. Changes in the fair value of the hedges, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is settled. Changes in the fair value of the hedge resulting from ineffectiveness are recognized currently as unrealized gains or losses in other income and expense in the consolidated statements of operations. Gains and losses upon settlement of the cash flow hedges will be recognized in gas revenues in the period the contracts are settled. During 2006, we recognized an unrealized loss of $13 thousand related to the ineffective portion of the derivative contracts.

Net interest expense in 2006 totaled $1.9 million, comprised of $29.9 million of interest expense, offset by $24.2 million of capitalized interest and $3.8 million of amortization of fair value of debt. We capitalize interest related to borrowings associated with costs incurred to bring properties under development, not being amortized, to their intended use. This has decreased from $5.8 million of net interest expense in 2005, which was comprised of $19.6 million of interest expense, offset by $11.7 million of capitalized interest and $2.1 million of amortization of fair value of debt. The increases in the components of the 2006 net interest amount results from amounts associated with the debt assumed in the Magnum Hunter merger and an increase in costs incurred to bring properties under development, not being amortized, to their intended use. Prior to the Magnum Hunter merger, Cimarex had no outstanding debt.

Asset retirement obligation accretion increased $3.2 million from $3.8 million in 2005 to $7.0 million in 2006. The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. Since 2005 the liability has increased $28.0 million from $101.1 million in 2005 to $129.1 million in 2006.

Other, net increased from $12.5 million of income in 2005 to $28.6 million of income in 2006. The components of this other income net of other expenses consist of miscellaneous items that will vary from period to period, including income and loss in equity investees. The large increase from 2005 to 2006 is due primarily to distribution received in excess of our investment in the Company’s limited partnership affiliates, Teal Hunter L.P. and Mallard Hunter L.P. These partnerships sold all of their interest in oil and gas properties during 2006. Cimarex’s investments in these partnerships had been reflected in other assets, net. Net sales consideration received via distributions from the partnerships equaled $59.3 million, which are in excess of the Company’s investment balance in the partnerships. The excess distributions of $19.8 million have been recorded in other income for 2006.

Income tax expense

Income tax expense totaled $198.6 million for 2006 versus $188.1 million for 2005. Tax expense equaled a combined federal and state effective income tax rate of 36.5 percent and 36.4 percent in 2006 and 2005, respectively. Included in the 2006 income tax expense of $198.6 million is a current benefit of $21.9 million.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004:

SUMMARY DATA:
(in thousands or as indicated)

	For the Years Ended
	December 31,
	2005	2004
Net income	$328,325	$153,592
Per share—basic	5.07	3.70
Per share—diluted	4.90	3.59
Gas sales	$807,007	$366,260
Oil sales	265,415	106,129
Total oil and gas sales	$1,072,422	$472,389
Total gas volume—MMcf	100,272	63,611
Gas volume—MMcf per day	274.7	173.8
Average gas price—per Mcf	$8.05	$5.76
Total oil volume—thousand barrels	4,804	2,641
Oil volume—barrels per day	13,162	7,215
Average oil price—per barrel	$55.25	$40.19
Gas gathering and processing revenues	$44,238	$101
Gas gathering and processing costs	(31,890)	(284)
Gas gathering and processing margin	$12,348	$(183)
Gas marketing revenues, net of related costs	$1,962	$2,674
Costs and expenses:
Depreciation, depletion and amortization	$258,287	$124,251
Production	104,067	37,476
Transportation	15,338	10,003
Taxes other than income	73,360	37,761
General and administrative	33,497	22,483
Stock compensation	4,959	1,957
Other operating, net	15,897	(3,394)
Loss on derivative instruments	67,800	—
Int. exp., net of cap. int. & amort. of F.V. of debt	5,789	1,075
Asset retirement obligation accretion	3,819	1,241
Other, net	(12,536)	(4,291)

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

Costs and Expenses

Costs and expenses (not including gas gathering, marketing and processing costs as well as income tax expense) were $570.3 million in 2005 compared to $228.6 million in 2004. Depreciation, depletion and amortization (DD&A) was the largest component of the increase between periods. DD&A equaled $258.3 million in 2005 compared to $124.3 million in 2004. On a unit of production basis, DD&A was $2.00 per Mcfe in 2005 compared to $1.56 per Mcfe for 2004. The increase largely stems from costs associated with Magnum Hunter operations and higher costs for reserves added during 2004 and 2005.

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

Other operating, net totaled an expense of $15.9 million in 2005 and income of $3.4 million in 2004. The 2005 expenses consisted primarily of $9.4 million of costs associated with the Magnum Hunter merger. Of this $9.4 million, $3.6 million is due to the acceleration of vesting of stock options and restricted stock units resulting from change of control provisions under our stock incentive plan becoming effective due to the Magnum Hunter merger. The remaining $5.8 million consisted of $4.3 million of general integration costs, $1.0 million for retention bonuses, and $0.5 million of related financing costs. In addition to merger costs, 2005 expenses also included a mediated $6.5 million litigation settlement pertaining to post-production deductions on properties operated by Cimarex. The income reflected in 2004 consisted of miscellaneous litigation settlements in favor of the Company.

Another large component of the increase in costs and expenses between periods was the loss on derivative instruments. Prior to the acquisition of Magnum Hunter, Cimarex did not use financial instruments to mitigate commodity price changes. In connection with the merger, we recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized in earnings during 2005 a net loss of $67.8 million. The charge includes both non-cash mark-to-market derivative losses as well as cash settlements. Cash payments related to these contracts that settled in 2005 totaled $64.3 million. The net derivative liability at December 31, 2005 equals $41.9 million. Cimarex will continue to recognize mark-to-market gains and losses as well as amortization of these contracts in future earnings until the derivative instruments mature.

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

Asset retirement obligation accretion increased $2.6 million from $1.2 million in 2004 to $3.8 million in 2005. The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. Since 2004 the liability has increased $81.3 million from $19.8 million in 2004 to 101.1 million in 2005.

Other, net increased from $4.3 million of income in 2004 to $12.5 million of income in 2005. The components of this other income net of other expenses consist of miscellaneous items that will vary from period to period. The increase from 2004 to 2005 is due primarily to additional gains on the sale of miscellaneous equipment inventory.

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

Cash flow provided by operating activities for 2006 was $878.4 million, compared to $704.7 million for 2005. The increase in 2006 from the earlier period resulted primarily from higher oil and gas production and higher oil prices.

Cash flow used in investing activities for 2006 was $1.0 billion, compared to $497.5 million for 2005. The increase in 2006 stemmed from a larger exploration and development program.

Cash flow provided by financing activities in 2006 was $74.8 million versus $261.4 million used in 2005. The cash provided by financing activities in 2006 resulted primarily from the borrowing of $95.0 million on our credit facility.

Financial Condition

As of December 31, 2006, stockholders’ equity totaled $3.0 billion, up from $2.6 billion at December 31, 2005. The increase resulted primarily from 2006 net income of $345.7 million. At December 31, 2006 our cash balance equaled $5.0 million.

In December 2005, the Board of Directors declared the Company’s first quarterly cash dividend of $.04 per share payable to shareholders. A $.04 per share dividend has been authorized in every quarter of 2006. Also in December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. Since December 31, 2005 and through December 31, 2006, an additional 182,100 shares have been repurchased for an average price of $44.43 per share.

Working Capital

Working capital at December 31, 2006 totaled $62.2 million, compared to $31.6 million at December 31, 2005. The increase is primarily the result of settlement of the liability associated with derivative contracts outstanding at December 31, 2005 and entering into new derivative contracts in the third quarter for which a current asset was recorded at December 31, 2006.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)
Total long-term debt	$352,451

Debt at December 31, 2006 consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023, 5.36% at December 31, 2006 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

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

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At December 31, 2006, there were outstanding borrowings of $95 million under the Revolving Credit Facility at a weighted average interest rate of approximately 6.75%. We also had outstanding letters of credit of approximately $5 million, leaving an unused borrowing capacity of approximately $400 million at December 31, 2006.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On December 31, 2006, the interest rate equaled 5.36%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On December 29, 2006, the closing price of our common stock traded on the New York Stock Exchange was $36.50. There is not an observable market for the notes. Based on an average common stock price of $36.50, management estimates the fair value of the notes at December 31, 2006 was approximately $157.4 million (or $1,259 per bond).

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

Contractual Obligations and Material Commitments

At December 31, 2006, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt(1)	$415,000	$—	$—	$95,000	$320,000
Fixed-Rate interest payments(1)	102,960	18,720	37,440	37,440	9,360
Operating leases	31,278	5,158	10,074	7,868	8,178
Drilling commitments	55,322	55,322	—	—	—
Asset retirement obligation(2)	129,141	4,320	—	—	—
Other liabilities	5,932	202	67	51	5,612

(1)          These amounts do not include interest on the $95 million of bank debt outstanding at December 31, 2006. The weighted average interest rate at December 31, 2006 on the bank debt was approximately 6.75%. See item 7A: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)          We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

At December 31, 2006, we had a firm sales contract to deliver approximately four Bcf of natural gas over the next eight months. If this gas is not delivered, our financial commitment would be approximately $22.3 million. This commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.8 million.

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

2007 Outlook

Our projected 2007 exploration and development expenditure program ranging from $800 million to $1 billion will require a great deal of coordination and effort. Though there are a variety of factors that could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high degree of occurrence. The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

Costs of operations on a per Mcfe basis for 2007 are estimated to approximate levels realized in late 2006. Should factors beyond our control change, our program and realized costs will vary from current projections. These factors could include volatility in commodity prices, changes in the supply of and demand for oil and gas, weather conditions, governmental regulations and more.

Production estimates for 2007 range from 450 to 470 MMcfe per day. Revenues will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2006, our realized prices averaged $6.50 per Mcf of gas and $61.96 per barrel of oil. Prices can be very volatile and the possibility of 2007 realized prices being different than they were in 2006 is high.

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

Monthly gas price realizations during 2006 ranged from $4.23 per Mcf to $8.43 per Mcf. Oil prices ranged from $54.85 per barrel to $70.61 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

In third quarter 2006, we entered into derivative contracts to mitigate a portion of our potential exposure to adverse market changes in the Mid-Continent region, in an environment of volatile gas prices. These arrangements, which were based on prices available in the financial markets at the time the contracts were entered into, will be settled in cash and will not require physical delivery of hydrocarbons. These hedges have been designated for hedge accounting treatment as cash flow hedges under SFAS No. 133 and therefore, gains and losses upon settlement of the hedges will be recognized in gas revenue in the period the contracts are settled. We believe that we have sufficient production volumes such that the hedge contract transactions will occur as expected.

The following tables reflect the volumes, weighted average contract prices and fair values of the contracts we have in place as of December 31, 2006. We are exposed to risks associated with these contracts arising from volatility in commodity prices and the unlikely event of non-performance by the counterparties to the agreements. See Note 5 to the Consolidated Financial Statements and Derivative Instruments in Item 7 of this report for additional information regarding our derivative instruments.

				Mid-Continent Weighted Average	Fair Value
Commodity	Type	Volume/Day	Duration	Price	(000’s)
Natural Gas	Collars	80,000 MMBTU	Jan 07—Dec 07	$7.00 - $10.17	$41,945
Natural Gas	Collars	40,000 MMBTU	Jan 08—Dec 08	$7.00 - $9.90	7,051
					$48,996

At December 31, 2006, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.13 and $7.02, respectively.

Interest Rate Risk

Fixed and Variable Rate Debt. Cimarex assumed fixed and variable rate debt as part of the acquisition of Magnum Hunter. These agreements expose the company to market risk related to changes in interest rates. The company has a credit facility that bears interest at either a Base rate or a Eurodollar rate at the Company’s option.

The following table presents the carrying and fair value of the company’s debt along with average interest rates as of December 31, 2006. The fair value for the Convertible Notes was based on an average price per share of $36.50 for Cimarex common stock. The fair value for the fixed rate Senior Notes was valued at their last traded value before December 31, 2006.

Expected Maturity Dates	2010	2012	2023	Total	Book Value	Fair Value
	(in thousands of dollars)
Variable Rate Debt:
Bank debt(a)	$95,000	$—	$—	$95,000	$95,000	$95,000
Convertible Notes(b)	$—	$—	$125,000	$125,000	$137,921	$157,393
Fixed Rate Debt:
Senior Notes(c)	$—	$195,000	$—	$195,000	$210,746	$205,238

(a)           At December 31, 2006, the weighted average interest rate on outstanding borrowings under the credit facility was approximately 6.75%.

(b)          The interest rate on the convertible notes is 5.36%. The rate on these notes is equal to the three month LIBOR, adjusted quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase. Included in Paid in Capital is $49.6 million related to the fair value of common stock associated with the convertible debt.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cimarex Energy Co.:

We have audited the accompanying consolidated balance sheets of Cimarex Energy Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimarex Energy Co. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 4 to the Consolidated Financial Statements, Cimarex Energy Co. adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, as of January 1, 2005.

KPMG LLP

Denver, Colorado

February 27, 2007

CIMAREX ENERGY CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,048	$61,647
Accounts receivable:
Trade, net of allowance	62,866	66,723
Oil and gas sales, net of allowance	189,906	191,748
Gas gathering, processing, and marketing, net of allowance	8,083	30,471
Other	45,603	242
Inventories	39,397	34,784
Deferred income taxes	1,498	17,959
Derivative instruments	41,945	—
Other current assets	22,411	25,454
Total current assets	416,757	429,028
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	4,656,854	3,602,797
Unproved properties and properties under development, not being amortized	425,173	388,839
	5,082,027	3,991,636
Less—accumulated depreciation, depletion and amortization	(1,494,317)	(1,114,677)
Net oil and gas properties	3,587,710	2,876,959
Fixed assets, less accumulated depreciation of $33,273 and $17,171	88,924	86,916
Goodwill	691,432	717,391
Derivative instruments	7,051	—
Other assets, net	37,876	70,041
	$4,829,750	$4,180,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$40,735	$50,529
Gas gathering, processing, and marketing	15,506	31,418
Accrued liabilities:
Exploration and development	94,403	76,725
Taxes other than income	25,376	15,978
Other	82,384	86,373
Derivative instruments	—	41,926
Revenue payable	96,184	94,469
Total current liabilities	354,588	397,418
Long-term debt	443,667	352,451
Deferred income taxes	921,665	717,790
Asset retirement obligation	124,821	97,558
Deferred compensation	—	13,881
Other liabilities	8,866	5,784
Total liabilities	1,853,607	1,584,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,962,132 and 83,524,285 shares issued, respectively	840	835
Treasury stock, at cost, 1,078,822 shares held	(40,628)	(43,554)
Paid-in capital	1,867,448	1,865,597
Unearned compensation	—	(15,862)
Retained earnings	1,117,402	788,356
Accumulated other comprehensive income	31,081	81
	2,976,143	2,595,453
	$4,829,750	$4,180,335

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended
	December 31,
	2006	2005	2004
Revenues:
Gas sales	$810,894	$807,007	$366,260
Oil sales	404,517	265,415	106,129
Gas gathering and processing	47,879	44,238	101
Gas marketing, net of related costs of $144,702, $213,749 and $193,041 respectively	3,854	1,962	2,674
	1,267,144	1,118,622	475,164
Costs and expenses:
Depreciation, depletion and amortization	396,394	258,287	124,251
Asset retirement obligation accretion	7,018	3,819	1,241
Production	176,833	104,067	37,476
Transportation	21,157	15,338	10,003
Gas gathering and processing	27,410	31,890	284
Taxes other than income	91,066	73,360	37,761
General and administrative	42,288	33,497	22,483
Stock compensation, net	8,243	4,959	1,957
(Gain) loss on derivative instruments	(22,970)	67,800	—
Other operating, net	2,064	15,897	(3,394)
	749,503	608,914	232,062
Operating income	517,641	509,708	243,102
Other (income) and expense:
Interest expense net of capitalized interest of $24,248, $11,686 and $0, respectively	5,692	7,921	1,075
Amortization of fair value of debt	(3,784)	(2,132)	—
Other, net	(28,591)	(12,536)	(4,291)
Income before income tax expense	544,324	516,455	246,318
Income tax expense	198,605	188,130	92,726
Net income	$345,719	$328,325	$153,592
Earnings per share:
Basic	$4.21	$5.07	$3.70
Diluted	$4.11	$4.90	$3.59
Weighted average shares outstanding:
Basic	82,066	64,761	41,466
Diluted	84,090	67,000	42,763

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$345,719	$328,325	$153,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	396,394	258,287	124,251
Asset retirement obligation accretion	7,018	3,819	1,241
Deferred income taxes	220,539	112,890	66,849
Stock compensation, net	8,243	4,959	1,957
Derivative instruments	(41,926)	3,483	—
Gain on liquidation of equity investees	(19,785)	—	—
Other	1,540	12,844	798
Changes in operating assets and liabilities, net of effects of the acquisition of Magnum Hunter:
(Increase) in receivables, net	(9,811)	(45,787)	(35,696)
(Increase) in inventory and other current assets	(11,812)	(27,293)	(1,703)
Increase (decrease) in accounts payable and accrued liabilities	(18,293)	52,488	42,918
Increase in other noncurrent liabilities	593	719	1,646
Net cash provided by operating activities	878,419	704,734	355,853
Cash flows from investing activities:
Oil and gas expenditures	(1,030,791)	(631,549)	(281,407)
Acquisition of oil and gas properties	(23,790)	(1,973)	(324)
Merger related costs	(439)	(13,740)	—
Cash received in connection with acquisition	—	33,407	—
Proceeds from sale of assets	10,705	141,842	926
Distributions received from equity investees	59,823	302	—
Other expenditures	(25,310)	(25,742)	(12,296)
Net cash used by investing activities	(1,009,802)	(497,453)	(293,101)
Cash flows from financing activities:
Borrowing (payments) on long-term debt, net	95,000	(273,501)	—
Treasury stock acquired and retired	(11,016)	—	—
Dividends paid	(13,358)	—	—
Proceeds from issuance of common stock and other	4,158	12,121	12,574
Net cash provided by (used in) financing activities	74,784	(261,380)	12,574
Net change in cash and cash equivalents	(56,599)	(54,099)	75,326
Cash and cash equivalents at beginning of period	61,647	115,746	40,420
Cash and cash equivalents at end of period	$5,048	$61,647	$115,746

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
						Other		Total
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Treasury	Stockholders
	Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Equity
Balance, December 31, 2003	41,064	$411	$237,430	$(9,540)	$306,439	$—	$—	$534,740
Issuance of restricted stock awards	15	—	400	(400)	—	—	—	—
Issuance of restricted stock unit awards	—	—	—	(2,809)	—	—	—	(2,809)
Common stock reacquired and retired	(35)	—	(1,254)	—	—	—	—	(1,254)
Amortization of unearned compensation	—	—	—	2,677	—	—	—	2,677
Exercise of stock options, net of tax benefit of $4,805 recorded in paid-in capital	691	6	13,822	—	—	—	—	13,828
Shares of restricted stock exchanged for restricted stock units	(6)	—	(150)	—	—	—	—	(150)
Comprehensive income:
Net income	—	—	—	—	153,592	—	—	153,592
Unrealized gain on marketable securities of investments, net of tax	—	—	—	—	—	88	—	88
Total comprehensive income								153,680
Balance, December 31, 2004	41,729	$417	$250,248	$(10,072)	$460,031	$88	$—	$700,712
Issuance of common stock, net of offering costs	42,185	422	1,587,775	—	—	—	—	1,588,197
Issuance of restricted stock awards	249	2	9,913	(9,915)	—	—	—	—
Issuance of restricted stock unit awards	—	—	—	(2,856)	—	—	—	(2,856)
Treasury Stock	—	—	—	—	—	—	(96,161)	(96,161)
Common stock reacquired and retired	(1,450)	(14)	(54,723)	—	—	—	52,607	(2,130)
Restricted stock forfeited and retired	(2)	—	(80)	78	—	—	—	(2)
Amortization of unearned compensation	—	—	—	4,259	—	—	—	4,259
Exercise of stock options, net of tax benefit of $6,442 recorded in paid-in capital	659	7	15,761	—	—	—	—	15,768
Stock Option Compensation Expense	—	—	2,348	—	—	—	—	2,348
Accelerated vesting of stock options, restricted stock and restricted stock units	154	1	4,713	2,644	—	—	—	7,358
Equity attributable to Floating rate convertible notes	—	—	49,642	—	—	—	—	49,642
Comprehensive income:
Net income	—	—	—	—	328,325	—	—	328,325
Unrealized loss on marketable securities of investments, net of tax	—	—	—	—	—	(7)	—	(7)
Total comprehensive income								328,318
Balance, December 31, 2005	83,524	$835	$1,865,597	$(15,862)	$788,356	$81	$(43,554)	$2,595,453
Dividends	—	—	—	—	(16,673)	—	—	(16,673)
Issuance of restricted stock awards	601	6	13,682	(13,688)	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(8,090)	(8,090)
Common stock reacquired and retired	(278)	(3)	(12,039)	—	—	—	11,016	(1,026)
Restricted stock forfeited and retired	(55)		(361)	314	—	—	—	(47)
Amortization of unearned compensation	—	—	7,019	2,262	—	—	—	9,281
Reclass restricted unit liability to unearned compensation				13,881				13,881
Reclass remaining unearned compensation to paid-in capital			(13,093)	13,093				—
Exercise of stock options, net of tax benefit of $1,618 recorded in paid-in capital	170	2	4,313	—	—	—	—	4,315
Stock Option Compensation Expense	—	—	2,330	—	—	—	—	2,330
Comprehensive income:
Net income	—	—	—	—	345,719	—	—	345,719
Unrealized gain on derivatives, net of tax						30,954		30,954
Unrealized gain on marketable securities of investments, net of tax	—	—	—	—	—	46	—	46
Total comprehensive income								376,719
Balance, December 31, 2006	83,962	$840	$1,867,448	$—	$1,117,402	$31,081	$(40,628)	$2,976,143

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

The purchase price of Magnum Hunter’s assets was based on the value of Cimarex common stock issued to the Magnum Hunter stockholders and the fair value of assumed liabilities. The value of the common stock issued is based on the weighted average price of Cimarex’s common stock for the period beginning two days before and ending two days after the announcement of the merger, or $37.66 per share. The purchase price also includes merger costs incurred, which include investment banking expenses, legal

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and accounting fees, printing expenses, and other related costs. Below is the final purchase price allocation:

Purchase Price (in millions):
Shares of Cimarex common stock issued to Magnum Hunter stockholders	39.7
Average Cimarex stock price	$37.66
Fair value of common stock issued	$1,495.4
Plus: Merger costs incurred	7.4
Cash issued for fractional shares	0.1
Total purchase price	1,502.9
Plus: Liabilities assumed by Cimarex:
Current liabilities	170.5
Fair value of long-term debt	627.3
Other non-current liabilities	78.5
Deferred income taxes	402.1
Value of common stock associated with convertible debt	49.6
Total purchase price plus liabilities assumed	$2,830.9
Allocation of Purchase Price:
Current assets	$197.3
Proved oil and gas properties	1,514.2
Unproved oil and gas properties	308.0
Investments	61.2
Other property and equipment	57.0
Other non-current assets	46.8
Goodwill	646.4
$2,830.9

Included in current assets on the acquisition date of June 7, 2005 were assets available for sale of approximately $8.5 million acquired in the Magnum Hunter merger. These assets were sold during the third quarter of 2005 for approximately $8.1 million.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2005	2004
(Thousands of dollars, except per share data)
Pro Forma Statement of Operations Data
Revenues	$1,393,715	$969,177
Net income	403,925	212,207
Net income per share:
Basic	$6.24	$2.61
Diluted	6.03	2.57

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

At the end of each quarter, a full cost ceiling limitation calculation is made whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed an amount equal to the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense. Future net revenues used in the calculation of the full cost ceiling limitation are determined based on current oil and gas prices and is adjusted for designated cash flow hedges if it is determined that net capitalized costs exceed the full cost ceiling limit. If net capitalized costs subject to amortization were to exceed this limit, the excess would be charged to expense.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, if commodity prices increase subsequent to period end and prior to issuance of the financial statements, these higher commodity prices will be used to determine if the capital costs are in fact impaired as of the end of the period. Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The costs of wells in progress and certain unevaluated properties are not being amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Proceeds from the sale of oil and gas properties are credited against capitalized costs, unless such proceeds would significantly alter the amortization base. Expenditures for maintenance and repairs are charged to production expense in the period incurred.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The volatility of oil and gas prices may cause more frequent assessments. The impairment assessment requires us to make estimates regarding the fair value of goodwill. The estimated fair value is based on numerous factors, including future net cash flows of our estimates of proved reserves as well as the success of future exploration for and development of unproved reserves. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds the estimated fair value, then a measurement of the loss must be performed, with any deficiency recorded as an impairment. To date, no related impairment has been recorded.

Revenue Recognition

Oil and Gas Sales

Revenue from the sale of oil and gas is recognized when title passes, net of royalties. This is known as the sales method (versus the entitlement method). Under the sales method, revenue is recognized on actual volumes sold to purchasers. There is a ready market for oil and gas, with sales occurring soon after production.

Marketing Sales

Cimarex markets and sells natural gas for working interest partners under short term sales and supply agreements and earns a fee for such services. Revenues are recognized as gas is delivered and are reflected net of gas purchases on the accompanying consolidated statement of operations.

Gas Imbalances

We use the sales method of accounting for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold. Oil and gas reserves are adjusted to the extent there are sufficient quantities of natural gas to make up an imbalance. In situations where there are insufficient reserves available to make-up an overproduced imbalance, then a liability is established. The natural gas imbalance liability at

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005 was $3.2 million and $2.7 million, respectively. At December 31, 2006 we are also in an under-produced position relative to certain other third parties.

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

In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million net liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These derivative instruments have not been designated for hedge accounting treatment. As a result, Cimarex recognized a net gain for the year ended December 31, 2006 of $23.0 million. Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts that settled in the year ended December 31, 2006 was $19.0 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of 2006, we entered into additional derivative contracts to mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices. Using zero-cost collars with Mid-Continent weighted average floor and ceiling prices of $7.00 to $10.17 for 2007 and $7.00 to $9.90 for 2008, we hedged 29.2 million MMBTU and 14.6 million MMBTU of our anticipated Mid-Continent gas production for 2007 and 2008, respectively. At December 31, 2006, this represented approximately 51% and 31% of our current anticipated Mid-Continent gas production for 2007 and 2008, respectively.

Under the collar agreements, we will receive the difference between an agreed upon Mid-Continent index price and a floor price if the index price is below the floor price. We will pay the difference between the agreed upon contracted ceiling price and the index price only if the index price is above the contracted ceiling price. No amounts are paid or received if the index price is between the contracted floor and ceiling prices. These contracts have been designated for hedge accounting treatment as cash flow hedges.

For the year ended December 31, 2006, we recorded an unrealized loss of $13 thousand related to the ineffective portion of the hedges. At December 31, 2006, $41.9 million and $7.1 million of the contracts were recorded as current and long-term assets, respectively, and an unrealized gain (net of deferred income taxes) of $31.0 million was recorded in other comprehensive income. See Note 5 to the Consolidated Financial Statements and Item 7 of this report for additional information regarding our derivative instruments.

Income Taxes

Deferred income taxes are computed using the liability method. Deferred income taxes are provided on all temporary differences between the financial basis and the tax basis of assets and liabilities. Valuation allowances are established to reduce deferred tax assets to an amount that more likely than not will be realized. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for calendar-year companies). We are currently evaluating the effects of implementing this interpretation and do not believe the adoption of this interpretation will have a material impact on our financial statements.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment. In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. We closely monitor known and potential legal, environmental, and other contingencies and periodically determine when we should record losses for these items based on information available to us. As of December 31, 2006, we have accrued $7.1 million for a mediated litigation settlement pertaining to post-production deductions on properties operated by Cimarex. We have also accrued an additional $1.5 million for a mediated litigation settlement pertaining to oil and gas property title issues. We anticipate payment of both settlements during 2007.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. Capitalized costs are depleted as a component of the full cost pool.

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

Fair Value of Financial Instruments

The carrying amounts of our cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities. At December 31, 2006, the allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $5.7 million, $0.3 million, and $0.0 million, respectively. At December 31, 2005, the allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $3.9 million, $1.2 million, and $0.7 million, respectively. The fair value of our variable and fixed rate debt at December 31, 2006 and 2005 was $457.6 million and $405.8 million, respectively.

Comprehensive Income

Comprehensive income is a term used to refer to net income plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net income.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other comprehensive income are as follows (in 000’s):

		Net
	Net	Unrealized
	Unrealized	Gain (Loss)	Accumulated
	Gain on	On Marketable	Other
	Derivative	Securities of	Comprehensive
	Instruments(1)	Investments(1)	Income
Balance at January 1, 2004	$—	$—	$—
2004 activity	—	88	88
Balance at December 31, 2004	—	88	88
2005 activity	—	(7)	(7)
Balance at December 31, 2005		81	81
2006 activity	30,954	46	31,000
Balance at December 31, 2006	$30,954	$127	$31,081

(1)         Net of tax

The table below sets forth the changes in the Company’s unrealized gains on derivative instruments included as a component of comprehensive income in 2006 (in 000’s):

Unrealized derivative gain (loss) in comprehensive income, at January 1, 2006	$—
Change in fair value	48,996
Reclassification of net (gains) losses to income
Net ineffectiveness	13
49,009
Related income tax effect	(18,055)
Unrealized derivative gain in comprehensive income atDecember 31, 2006	$30,954

Segment Information

Cimarex has one reportable segment (exploration and production).

Recent Issued Accounting Standards

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 regarding the process of quantifying misstatements within a financial statement, addressing in particular materiality analysis related to the correction of errors. The impact on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified. Adjustment would be required if the misstatement is deemed material, after considering all relevant quantitative and qualitative factors. The periods in which the coorrection would be recorded would be dependent on the materiality considerations for each affected period. This did not have a material impact on our financial statements.

5. DERIVATIVES

In connection with the Magnum Hunter merger, Cimarex recognized a $39.3 million liability associated with Magnum Hunter’s existing commodity derivatives at the merger date (June 7, 2005). These

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative instruments were not designated for hedge accounting treatment. As a result, Cimarex recognized a net gain during 2006 of $23.0 million. In 2005, we recorded a total net loss of $67.8 million. Activity includes both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts for 2006 totaled $19.0 million, and $83.3 million from the date of the merger through the fourth quarter of 2006. There is no derivative liability at December 31, 2006 related to these contracts as all derivative instruments have expired.

To mitigate a portion of the potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006. These derivatives have been designated for hedge accounting treatment as cash flow hedges.

During the quarter ended December 31, 2006, we recognized an unrealized gain of $47 thousand related to the ineffective portion of the derivative contracts. The following table sets forth the terms of the related derivative contracts at December 31, 2006:

				Mid-Continent Weighted Average	Fair Value
Commodity	Type	Volume/Day	Duration	Price	(000’s)
Natural Gas	Collars	80,000 MMBTU	Jan 07—Dec 07	$7.00 - $10.17	$41,945
Natural Gas	Collars	40,000 MMBTU	Jan 08—Dec 08	$7.00 - $9.90	7,051
					$48,996

At December 31, 2006 the $49.0 million fair value of the derivative contracts was recorded as a current asset of $41.9 million and a long term asset of $7.1 million on our consolidated balance sheet. An unrealized gain (net of deferred income taxes) of $31.0 million was recorded in other comprehensive income. Based on the estimated fair values of the derivative contracts at December 31, 2006, the amount of unrealized gain (net of deferred income taxes) to be reclassified from accumulated other comprehensive income to gas revenue in the next twelve months would be approximately $26.5 million; however, actual gains and losses recognized may differ significantly. At December 31, 2006, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.13 and $7.02, respectively. We believe that we have sufficient production volumes such that the hedge contract transactions will occur as expected.

6.                   ASSET RETIREMENT OBLIGATIONS

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

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Asset retirement obligation at January 1	$101,128	$19,762
Liabilities incurred	15,318	5,735
Liabilities assumed in the Magnum Hunter merger	—	68,908
Liabilities settled	(4,337)	(2,810)
Accretion expense	6,391	3,699
Revisions of estimated liabilities	10,641	5,834
Asset retirement obligation at December 31	129,141	101,128
Less: Current asset retirement obligation	4,320	3,570
Long-term asset retirement obligation	$124,821	$97,558

7.                   LONG-TERM DEBT

Debt at December 31, 2005 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	213,770	(1)
Floating rate convertible notes due 2023 (face value $125,000)	138,681	(2)
Total long-term debt	$352,451

Debt at December 31, 2006 consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023, 5.36% at December 31, 2006 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

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

Cimarex’s Revolving Credit Facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At December 31, 2006, there were outstanding borrowings of $95 million under the Revolving Credit Facility at a weighted average interest rate of approximately 6.75%. We also had letters of credit for approximately $5 million posted against the borrowing base, leaving an unused borrowing amount of approximately $400 million at December 31, 2006.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On December 31, 2006, the interest rate equaled 5.36%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On December 29, 2006, the closing price of our common stock traded on the New York Stock Exchange was $36.50. There is not an observable market for the notes. Based on an average common stock price of $36.50, management estimates the fair value of the notes at December 31, 2006 was approximately $157.4 million (or $1,259 per bond).

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

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                   INCOME TAXES

Federal income tax expense for the years ended December 31, 2006, 2005 and 2004 differ from the amounts that would be provided by applying the U.S. Federal income tax rate, due to the effect of state income taxes, and the Domestic Production Activities deduction. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current taxes:
Federal	$(20,672)	$66,994	$23,255
State	(1,262)	8,246	2,622
	(21,934)	75,240	25,877
Deferred taxes:
Federal	211,534	108,487	61,571
State	9,005	4,403	5,278
	220,539	112,890	66,849
	$198,605	$188,130	$92,726

Reconciliations of the income tax expense calculated at the federal statutory rate of 35% to the total income tax expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision at statutory rate	$190,513	$180,759	$86,212
Effect of state taxes	7,564	9,301	6,472
Domestic Production Activities deduction	—	(2,095)	—
Other	528	165	42
Income tax expense	$198,605	$188,130	$92,726

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Cimarex’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2006	2005
Long-term:
Assets:
Net operating loss carryforwards	$24,176	$38,836
Credit carryforwards	1,627	1,207
Merger related accruals	25,762	40,124
Other	23,723	3,996
	75,288	84,163
Liabilities:
Property, plant and equipment	(996,953)	(801,953)
Net, long-term deferred tax liability	(921,665)	(717,790)
Current:
Assets:
Derivative instruments	—	15,273
Other	1,498	2,686
	1,498	17,959
Net deferred tax liabilities	$(920,167)	$(699,831)

The company has a net tax operating loss (NOL) carryforward of approximately $66.3 million at December 31, 2006. The NOL carryforward expires from 2017 through 2022. The NOL carryforward was acquired as part of an acquisition, and therefore, is subject to annual limitations on its use. We believe that the carryforward will be utilized before it expires. The Company has an alternative minimum tax credit carryfoward of approximately $1.6 million at December 31, 2006.

We have recorded deferred tax assets of $76.8 million of which $24.2 million is attributable to the NOL carryforward. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not all of the deferred tax assets will be realized.

In July 2006, the Financial Accounting Standards Board issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertain income tax positions recognized in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. Cimarex is currently evaluating the effects of implementing FIN 48 and does not believe it will have a material impact on its financial statements.

9. CAPITAL STOCK

Stock-based Compensation

Our 2002 Stock Incentive Plan was approved by stockholders in May 2003 and is effective until October 1, 2012. The plan provides for grants of stock options, restricted stock and restricted stock units to

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employee directors, officers and other eligible employees. A total of 12.7 million shares of common stock may be issued under the Plan.

Restricted Stock and Units

During 2006 we issued a total of 600,589 restricted shares and 4,954 restricted units to non-employee directors, officers, and other employees. Included in that amount are 228,000 shares issued to certain executives that are subject to market condition-based vesting determined by Cimarex’s stock price performance relative to a defined peer group’s stock price performance. After three years of continued service, the executive will be entitled to and vest in 50% to 100% of the award. The market condition performance goals applicable to these awards were approved by stockholders in May 2006. The remainder of the shares and units granted in 2006 has requisite service-based vesting ranging from one to five years.

The following table presents restricted stock activity during the last three years:

	Years Ended December 31,
	2006	2005	2004
Outstanding beginning of period	249,905	14,145	24,086
Vested	(7,915)	(11,248)	(19,086)
Granted	600,589	249,008	9,145
Canceled	(49,800)	(2,000)	—
Outstanding end of period	792,779	249,905	14,145

The following table presents restricted unit activity during the last three years:

	Years Ended December 31,
	2006	2005	2004
Outstanding beginning of period	697,937	780,787	693,600
Converted to Stock	—	(154,600)	—
Granted	4,954	71,750	87,187
Canceled	(6,250)	—	—
Outstanding end of period	696,641	697,937	780,787
Vested included in outstanding	172,617	128,550	84,480

Vesting of restricted stock and units granted in years prior to 2006 is exclusively related to continued service of the grantee for one to five years. In certain cases, there is also a three year required holding period subsequent to vesting. A restricted unit represents a right to an unrestricted share of common stock upon completion of defined vesting and holding periods. The restricted stock and stock unit agreements provide that grantees are entitled to receive dividends on unvested shares.

Compensation expense for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award, net of an estimated forfeiture rate. The fair value of the market condition-based restricted stock is based on the grant-date market value of the award utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of the three-year period. Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period. For the years ended December 31, 2006, 2005, and 2004, we recorded compensation expense of $5.9 million, $5.2 million, and $2.7 million, respectively. Stock-based

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation costs capitalized to oil and gas properties during 2006, 2005 and 2004 were $3.3 million, $1.7 million, and $0.7 million, respectively.

In accordance with SFAS No 123R, all deferred compensation and the unearned compensation amounts associated with restricted stock and unit grants have been reclassified to paid-in-capital.

Stock Options

During 2006 we issued 60,600 non-qualified stock options. Options granted under our plan expire ten years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date. The plan provides that all grants have an exercise price equal to the average of the high and low prices of our common stock as reported by the New York Stock Exchange on the date of grant. Upon the exercise of stock options granted after October 1, 2002, grantee’s are required to hold at least 50 percent of the profit shares, as defined in the plan, until the eighth anniversary of the grant date.

Information about outstanding stock options is summarized below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
				(000)

Outstanding as of January 1, 2006	2,023,388	$15.64
Exercised	(170,459)	15.83
Granted	60,600	34.63
Canceled	—	—
Outstanding as of December 31, 2006	1,913,529	$16.23	4.7 Years	$39,127
Exercisable as of December 31, 2006(1)	1,607,249	$14.93	4.2 Years	$34,758

(1)          Does not include 6,060 vested options that have an exercise price exceeding our December 31, 2006 stock price

The total intrinsic value of stock options exercised during 2006 was $4.4 million. In 2005 and 2004 the intrinsic value of stock options exercised was $17.7 million and $12.6 million, respectively.

During 2006 compensation expense related to stock options was approximately $2.3 million, or $1.5 million after tax ($0.02 per basic and diluted share). In 2005 compensation expense was $3.4 million, or $2.2 million after tax. Included in 2005 is $1.1 million, or $0.7 after tax, related to acceleration of vesting due to the Magnum Hunter merger. Compensation expense for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $15.75, $17.20, and $12.24, respectively. The fair value of options is estimated as of the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of our common stock. Historical data is also used to estimate the probability of option exercise, expected years until exercise and potential forfeitures. The risk-free interest rate used is the five-year U.S. Treasury bond in effect at the date of the grant.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the assumptions used to determine the fair market value of options issued during the last three years:

	Years Ended December 31,
	2006	2005	2004
Expected years until exercise	7.5	7.5	7.5
Expected stock volatility	32.2%	25.5%	25.4%
Dividend yield	0.1%	0.0%	0.0%
Risk-free interest rate	4.8%	4.1%	3.4%

Cash received from option exercises during the years ended December 31, 2006, 2005, and 2004 was approximately $2.7 million, $9.3 million, and $9.0 million, respectively. The related tax benefits realized from option exercises totaled approximately $1.6 million, $6.4 million, and $4.8 million, respectively, and was recorded against paid-in capital.

The following summary reflects the status of non-vested stock options granted to employees and directors as of December 31, 2006 and changes during the year:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested as of January 1, 2006	456,260	$8.75
Vested	(216,640)	8.41
Granted	60,600	15.75
Forfeited	—	—
Non-vested as of December 31, 2006	300,220	$10.41

As of December 31, 2006 there was $2.9 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. That cost is expected to be recognized pro rata over a weighted-average period of 3.8 years. The weighted average exercise price of the non-vested stock options is $22.62.

The total grant-date fair value of options that vested during 2006 was $1.8 million. The grant-date fair value of options that vested in 2005 and 2004 was $3.6 million and $3.5 million, respectively.

For periods prior to January 1, 2005, we applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for all stock option grants. Prior to 2005, we did not recognize compensation expense for stock options because the exercise prices were equal to the grant-date fair market value of the underlying common stock.

Had compensation expense for stock options been determined based on amortization of the grant-date fair value of the awards, consistent with SFAS No. 123R, such compensation expense would have been $2.1 million for 2004.

Pro forma net income for 2004 would have been as indicated below (in thousands except per share amounts).

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2004
Net income, as reported	$153,592
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,121
Pro forma net income	$151,471
Earnings per share:
Basic—as reported	$3.70
Basic—pro forma	$3.65
Diluted—as reported	$3.59
Diluted—pro forma	$3.54

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

Dividends and Stock Repurchases

In December 2005, the Board of Directors declared the Company’s first quarterly cash dividend of $.04 per share. A $.04 per share cash dividend was also declared to shareholders in every quarter of 2006. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other factors considered relevant by the Board of Directors.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through December 31, 2005, 68,000 shares had been repurchased at an average price of $43.03. In 2006, an additional 182,100 shares were repurchased at an average price of $44.43 per share. All repurchased shares have been cancelled.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s Common Stock activity follows:

	Number of Shares (in thousands)
	Issued	Treasury	Outstanding
December 31, 2003	41,064	—	41,064
Shares issued under compensation plans, net of cancellations	5	—	5
Option exercises, net of cancellations	660	—	660
December 31, 2004	41,729	—	41,729
Shares issued for Magnum Hunter acquisition	42,185	(2,476)	39,709
Shares issued under compensation plans, net of cancellations	401	—	401
Option exercises, net of cancellations	606	—	606
Treasury shares purchased	—	(68)	(68)
Treasury shares cancelled	(1,397)	1,397	—
December 31, 2005	83,524	(1,147)	82,377
Shares issued under compensation plans, net of cancellations	546	—	546
Option exercises, net of cancellations	142	—	142
Treasury shares purchased	—	(182)	(182)
Treasury shares cancelled	(250)	250	—
December 31, 2006	83,962	(1,079)	82,883

10.            EARNINGS PER SHARE

The calculations of basic and diluted net earnings per common share for the years ended December 31, 2006, 2005 and 2004 are presented in the table below (in thousands, except per share data):

	December 31,
	2006	2005	2004
Basic earnings per share:
Income available to common stockholders	$345,719	$328,325	$153,592
Weighted average basic share outstanding	82,066	64,761	41,466
Basic earnings per share	$4.21	$5.07	$3.70
Diluted earnings per share:
Income available to common stockholders	$345,719	$328,325	$153,592
Weighted average basic shares outstanding	82,066	64,761	41,466
Incremental shares assuming the exercise of stock options, vesting of restricted stock units and conversion of the floating rate convertible notes	2,024	2,239	1,297
Weighted average diluted shares outstanding	84,090	67,000	42,763
Diluted earnings per share	$4.11	$4.90	$3.59

There were stock options outstanding for 1,913,529, 2,023,388 and 2,657,082 shares of Cimarex common stock at December 31, 2006, 2005 and 2004, respectively.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.            EMPLOYEE BENEFIT PLANS

Cimarex maintains and sponsors contributory health care plans and a contributory 401(k) plan. Cimarex employees participate in these plans and costs related to these plans were $12.1 million, $6.8 million and $4.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

12.            RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. provides contract drilling services to Cimarex. Drilling costs of approximately $20.5 million, $15.4 million and $10.4 million were incurred by Cimarex related to such services for the years ended December 31, 2006, 2005 and 2004, respectively. Hans Helmerich, a director of Cimarex, is President and Chief Executive Officer of Helmerich & Payne, Inc.

13.            MAJOR CUSTOMERS

During 2006, sales to one purchaser represented approximately 11 percent of our revenues. No individual purchasers represented more than 10 percent of our revenues for the years ended December 31, 2005 and 2004.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

14.            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash paid during the period for:
Interest (net of amounts capitalized)	$5,268	$2,367	$972
Income taxes (net of refunds received)	$36,767	$49,824	$20,932

15.            COMMITMENTS AND CONTINGENCIES

Litigation

As of December 31, 2006, we have accrued $7.1 million for a mediated litigation settlement pertaining to post-production deductions on properties operated by Cimarex. We have also accrued an additional $1.5 million for a mediated litigation settlement pertaining to oil and gas property title issues. We anticipate payment of both settlements during 2007. Cimarex has other various litigation related matters in the normal course of business, none of which that can be estimated are deemed to be material, individually or in aggregate. We are also party to certain litigation as plaintiffs that could result in potential gains. Net settlements of $3.4 million were received during 2004 related to litigation in which we were plaintiffs. Litigation settlements are recorded in other operating, net in the Consolidated Statements of Operations.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shown below are the five year debt maturities and five year lease commitments as of December 31, 2006:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long term debt (face value)(1)	$415,000	$—	$—	$95,000	$320,000
Operating leases	$31,278	$5,158	$10,074	$7,868	$8,178

(1)          In the next five years, $95 million of debt related to our credit facility is due in 2010.

At December 31, 2006, we had a firm sales contract to deliver approximately four Bcf of natural gas over the next eight months. If this gas is not delivered, our financial commitment would be approximately $22.3 million. This commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.8 million.

Cimarex has non-cancelable operating leases for office and parking space in Denver, Tulsa, Dallas and for small district and field offices. Rental expense for the operating leases totaled $5.2 million, $3.5 million, and $2.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has contractual commitments for drilling rigs and on oil and gas wells approved for drilling or in the process of being drilled at December 31, 2006 of approximately $55.3 million.

All of the noted commitments were routine and were made in the normal course of our business.

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.            PROPERTY SALES

The Company’s limited partnership affiliates, Teal Hunter L.P. and Mallard Hunter L.P., sold all of their interests in oil and gas properties during the quarter ended September 30, 2006. Cimarex’s investments in these partnerships had been reflected in other assets, net. The net consideration received to date via distributions from the partnerships equaled $59.3 million. The excess distributions of $19.8 million have been recorded in other income.

Various interests in oil and gas properties were sold during 2006 and 2005, with net consideration equaling $4.5 million and $149.3 million, respectively. Proceeds from the sales were recorded as a reduction to oil and gas properties, as prescribed under the full cost method of accounting.

17.            SUPPLEMENTAL OIL AND GAS DISCLOSURES

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

	Years Ended December 31
	2006	2005	2004
Oil and gas revenues from production	$1,215,411	$1,072,422	$472,389
Less operating costs and income taxes:
Depletion	379,640	248,017	120,499
Asset retirement obligation accretion	7,018	3,819	1,241
Production	176,833	104,067	37,476
Transportation	21,157	15,338	10,003
Taxes other than income	91,066	73,360	37,761
Income taxes	196,935	228,527	99,794
	872,649	673,128	306,774
Results of operations from oil and gas producing activities	$342,762	$399,294	$165,615
Amortization rate per Mcfe	$2.32	$1.92	$1.52

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs Incurred—The following table sets forth the capitalized costs incurred in our oil and gas production, exploration, and development activities (in thousands):

	Years Ended December 31,
	2006	2005	2004
Costs incurred during the year:
Acquisition of properties
Proved	$25,970	$1,523,356	$324
Unproved	64,421	338,557	17,177
Exploration	292,336	225,297	57,485
Development	691,946	375,616	222,105
Oil and gas expenditures	1,074,673	2,462,826	297,091
Property sales	(4,459)	(149,262)	(662)
Asset retirement obligation, net	20,177	9,118	2,059
	$1,090,391	$2,322,682	$298,488

Aggregate Capitalized Costs—The table below reflects the aggregate capitalized costs relating to our oil and gas producing activities at December 31, 2006 (in thousands):

Proved properties	$4,656,854
Unproved properties and properties under development, not being amortized	425,173
5,082,027
Less-accumulated depreciation, depletion and amortization	(1,494,317)
Net oil and gas properties	$3,587,710

Costs Not Being Amortized—The following table summarizes oil and gas property costs not being amortized at December 31, 2006, by year that the costs were incurred (in thousands):

2006	$146,918
2005	271,924
2004	5,329
2003 and prior	1,002
$425,173

Costs not being amortized include the costs of wells in progress and certain unevaluated properties. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Oil and Gas Reserve Information (Unaudited)—Proved oil and gas reserve quantities are based on estimates prepared by Cimarex in accordance with guidelines established by the Securities and Exchange Commission (SEC). DeGolyer and MacNaughton, independent petroleum engineers, reviewed the proved

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reserve estimates associated with at least 80 percent of the discounted future net cash flows before income taxes for the year ended December 31, 2006. Ryder Scott Company, L.P., independent petroleum engineers, and DeGolyer and MacNaughton collectively reviewed the proved reserve estimates associated with at least 80 percent of the discounted future net cash flows before income taxes for the year ended December 31, 2005. Ryder Scott Company, L.P reviewed the proved reserve estimates associated with at least 80 percent of the discounted future net cash flows before income taxes for the year ended December 31, 2004.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. The following reserve data at December 31, 2006, 2005 and 2004 represents estimates only and should not be construed as being exact. All of our reserves are located in the continental United States or the Gulf of Mexico.

	December 31, 2006		December 31, 2005		December 31, 2004
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)
Total proved reserves—Developed and undeveloped Beginning of year	1,004,482	64,710	364,641	14,063	337,344	14,137
Revisions of previous estimates	(14,498)	(3,684)	9,534	270	20,068	1,154
Extensions, discoveries & improved recovery	170,933	5,018	209,758	4,477	70,748	1,443
Purchases of reserves	55,046	551	531,862	59,288	134	2
Production	(124,733)	(6,529)	(100,272)	(4,804)	(63,611)	(2,641)
Sales of properties	(868)	(269)	(11,041)	(8,584)	(42)	(32)
End of year	1,090,362	59,797	1,004,482	64,710	364,641	14,063
Proved developed reserves	851,213	50,202	820,244	51,521	364,566	13,372

Standardized Measure of Future Net Cash Flows (Unaudited)—The “Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves” (Standardized Measure) is a disclosure requirement under FASB Statement No. 69, Disclosures About Oil and Gas Producing Activities. The Standardized Measure does not purport, nor should it be interpreted, to present the fair value of a company’s proved oil and gas reserves. Fair value would require, among other things, consideration of expected future economic and operating conditions, a discount factor more representative of the time value of money, and risks inherent in reserve estimates.

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

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summary sets forth the Company’s Standardized Measure (in thousands):

	December 31,
	2006	2005	2004
Cash inflows	$9,397,265	$11,502,690	$2,570,347
Production costs	(2,760,771)	(2,957,911)	(658,658)
Development costs	(581,855)	(504,686)	(9,246)
Income tax expense	(1,943,773)	(2,682,075)	(641,485)
Net cash flow	4,110,866	5,358,018	1,260,958
10% annual discount rate	(1,909,977)	(2,329,918)	(462,925)
Standardized measure of discounted future net cash flow	$2,200,889	$3,028,100	$798,033

The following are the principal sources of change in the Standardized Measure (in thousands):

	December 31,
	2006	2005	2004
Standardized measure, beginning of period	$3,028,100	$798,033	$711,581
Sales, net of production costs	(929,638)	(879,657)	(387,150)
Net change in sales prices, net of production costs	(1,168,787)	629,462	45,614
Extensions, discoveries and improved recovery, net of future production and development costs	468,854	988,001	313,417
Net change in future development costs	193,280	17,777	16,380
Revision of quantity estimates	(88,023)	45,895	71,374
Accretion of discount	435,888	117,223	103,034
Change in income taxes	445,073	(956,585)	(55,438)
Purchases of reserves in place	64,538	2,379,099	221
Sales of properties	(7,216)	(136,102)	(289)
Change in production rates and other	(241,180)	24,954	(20,711)
Standardized measure, end of period	$2,200,889	$3,028,100	$798,033

Impact of Pricing (Unaudited)—The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations in prices are due to supply and demand and are beyond our control.

The following average prices were used in determining the Standardized Measure as of:

	December 31,
	2006	2005	2004
Price per Mcf	$5.54	$7.89	$5.58
Price per Bbl	$56.91	$57.65	$40.76

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

CIMAREX ENERGY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the ceiling test calculation. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

18.            UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

2006	First	Second	Third	Fourth
	(In thousands, except for per share data)

Revenues	$335,250	$313,381	$322,882	$295,631
Expenses, net	225,099	230,515	228,925	236,886
Net income	$110,151	$82,866	$93,957	$58,745
Earnings per common share:
Basic	$1.33	$1.01	$1.15	$0.72
Diluted	$1.29	$0.98	$1.11	$0.70

2005	First	Second	Third	Fourth
	(In thousands, except for per share data)

Revenues	$137,944	$188,058	$363,094	$429,526
Expenses, net	94,579	135,581	299,019	261,118
Net income	$43,365	$52,477	$64,075	$168,408
Earnings per common share:
Basic	$1.04	$1.01	$0.78	$2.04
Diluted	$1.00	$0.98	$0.76	$1.98

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

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Cimarex’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of December 31, 2006 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. That report immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cimarex Energy Co.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cimarex Energy Co. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cimarex Energy Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cimarex Energy Co. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Cimarex Energy Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cimarex Energy Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 27, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF CIMAREX

Information concerning the directors of Cimarex is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 16, 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007. Information concerning the executive officers of Cimarex is set forth under Item 4A in Part I of this report.

ITEM 11.         EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 16, 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 16, 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 16, 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 16, 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

			Page
(a)	(1)	The following financial statements are included in Item 8 to this 10-K:
		Consolidated balance sheets as of December 31, 2006 and 2005	43
		Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004	44
		Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004	45
		Consolidated statements of stockholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004	46
		Notes to consolidated financial statements	47
	(2)	Financial statement schedules—None
	(3)	Exhibits:

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

10.2

First Amendment to Amended and Restated Credit Agreement effective December 15, 2005, among Cimarex Energy Co., the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

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

10.11

Amended and Restated 2002 Stock Incentive Plan of Cimarex Energy Co. (filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, file no. 001-31446, and incorporated herein by reference).

10.12

Amendment No. 2 to 2002 Stock Incentive Plan of Cimarex Energy Co., dated March 10, 2005 (filed as Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

10.13

Amendment No. 3 to 2002 Stock Incentive Plan of Cimarex Energy Co., effective June 6, 2005(filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

10.14	Form of Performance Award Agreement dated January 4, 2006 (filed as Exhibit 10.1 to Registration’s Form 8-K dated January 4, 2006 (File no. 001-31446) and incorporated herein by reference).

10.15

Deferred Compensation Plan for Non-Employee Directors effective May 19, 2004 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

10.16

Amendment to Deferred Compensation Plan for Nonemployee Directors effective June 6, 2005 (filed as Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

10.17

Amendment to Deferred Compensation Plan for Nonemployee Directors, effective January 1, 2005 (filed as Exhibit 10.18 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, file no. 001-31446, and incorporated herein by reference).

10.18

Cimarex Energy Co. Supplemental Savings Plan (amended and restated, effective March 3, 2003). (Filed as Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, file no. 001-31446, and incorporated herein by reference).

10.19

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
23.2	Consent of DeGolyer and MacNaughton*
24.1	Power of Attorney of directors of the Registrant.*
31.1	Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of F.H. Merelli, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)          Form 8-K filed October 13, 2006, reporting the adoption of stock ownership guidelines for executive officers and directors and providing guidelines for the number of public boards that its Chief Executive Officers and directors should serve on.

Form 8-K filed November 6, 2006, reporting third quarter earnings.

Form 8-K/A filed November 6, 2006, amending the third quarter earnings Form 8-K

Form 8-K filed December 22, 2006, announcing the declaration of a March 1, 2007 dividend payment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2007

CIMAREX ENERGY CO.
By:	/s/ F.H. MERELLI
F.H. Merelli
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ F.H. MERELLI	Director, Chairman, President and Chief	February 28, 2007
F.H. Merelli	Executive Officer
(Principal Executive Officer)
/s/ PAUL KORUS	Vice President, Chief Financial Officer, and	February 28, 2007
Paul Korus	Treasurer (Principal Financial Officer)
/s/ JAMES H. SHONSEY	Vice President, Chief Accounting Officer	February 28, 2007
James H. Shonsey	and Controller
(Principal Accounting Officer)
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Jerry Box
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Glenn A. Cox
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Cortlandt S. Dietler
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Hans Helmerich
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
David A. Hentschel

Signature	Title	Date
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Paul D. Holleman
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Monroe W. Robertson
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
Michael J. Sullivan
/s/ F.H. MERELLI	Director	February 28, 2007
Attorney-in-Fact
L. Paul Teague