Form 10-Q
period 2007-06-30
CIMAREX ENERGY CO
filed 2007-08-02
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period ended June 30, 2007

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

The number of shares of Cimarex Energy Co. common stock outstanding as of June 30, 2007 was 83,121,178.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$19,411	$5,048
Receivables, net	294,717	306,458
Inventories	40,358	39,397
Deferred income taxes	7,959	1,498
Derivative instruments	19,689	41,945
Other current assets	15,780	22,411

Total current assets	397,914	416,757

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	5,153,278	4,656,854
Unproved properties and properties under development, not being amortized	390,205	425,173
	5,543,483	5,082,027
Less – accumulated depreciation, depletion and amortization	(1,707,429)	(1,494,317)

Net oil and gas properties	3,836,054	3,587,710

Fixed assets, net	98,566	88,924

Goodwill	691,432	691,432

Derivative instruments	1,958	7,051

Other assets, net	44,530	37,876

	$5,070,454	$4,829,750
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$52,887	$56,241
Accrued liabilities	199,620	202,163
Revenue payable	102,572	96,184

Total current liabilities	355,079	354,588

Long-term debt	487,540	443,667

Deferred income taxes	997,833	921,665

Other liabilities	133,663	133,687

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,372,300 and 83,962,132 shares issued, respectively	844	840
Treasury stock, at cost, 1,251,122 and 1,078,822 shares held, respectively	(47,566)	(40,628)
Paid-in capital	1,875,173	1,867,448
Retained earnings	1,253,973	1,117,402
Accumulated other comprehensive income	13,915	31,081

	3,096,339	2,976,143

	$5,070,454	$4,829,750

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues:
Gas sales	$214,937	$191,658	$411,227	$425,381
Oil sales	110,830	108,838	207,994	197,110
Gas gathering and processing	15,013	12,092	27,652	23,394
Gas marketing, net	1,304	793	2,086	2,746
	342,084	313,381	648,959	648,631
Costs and expenses:
Depreciation, depletion and amortization	112,797	94,773	221,681	185,401
Asset retirement obligation accretion	2,399	1,493	4,990	2,941
Production	50,916	43,804	95,921	85,576
Transportation	6,294	5,483	12,228	9,791
Gas gathering and processing	7,825	6,386	15,136	12,939
Taxes other than income	23,802	21,934	44,429	45,480
General and administrative	11,958	9,990	24,609	20,875
Stock compensation, net	2,598	2,096	5,268	4,064
Gain on derivative instruments	—	(3,249)	—	(18,816)
Other operating, net	2,586	(92)	2,315	(61)
	221,175	182,618	426,577	348,190

Operating income	120,909	130,763	222,382	300,441

Other (income) and expense:
Interest expense net of capitalized interest of $4,898, $5,610, $9,989 and $11,829 respectively	5,399	1,787	9,473	2,058
Amortization of fair value of debt	(580)	(946)	(1,527)	(1,891)
Gain on early extinguishment of debt	(5,099)	—	(5,099)	—
Other, net	(3,457)	(2,036)	(6,906)	(5,378)

Income before income tax expense	124,646	131,958	226,441	305,652
Income tax expense	45,939	49,092	83,106	112,635

Net income	$78,707	$82,866	$143,335	$193,017

Earnings per share:
Basic	$0.96	$1.01	$1.74	$2.35
Diluted	$0.93	$0.98	$1.69	$2.27

Weighted average shares outstanding:
Basic	82,282	82,046	82,252	82,067
Diluted	84,836	84,861	84,745	84,886

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$143,335	$193,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	221,681	185,401
Asset retirement obligation accretion	4,990	2,941
Deferred income taxes	83,106	108,317
Stock compensation, net	5,268	4,064
Derivative instruments	—	(30,456)
Other	(6,676)	(306)
Changes in operating assets and liabilities
Decrease in receivables, net	11,741	55,045
(Increase) decrease in other current assets	2,324	(10,724)
(Decrease) in accounts payable and accrued liabilities	(18,862)	(45,945)
Increase (decrease) in other non-current liabilities	(2,352)	430

Net cash provided by operating activities	444,555	461,784

Cash flows from investing activities:
Oil and gas expenditures	(473,206)	(541,787)
Acquisition of proved oil and gas properties	(23)	(4,741)
Merger costs	—	(439)
Proceeds from sale of assets	21,530	5,600
Other expenditures	(18,682)	(14,644)

Net cash used by investing activities	(470,381)	(556,011)

Cash flows from financing activities:
Net increase (decrease) in bank debt	(95,000)	53,000
Borrowings on other long-term debt	350,000	—
Payments on other long-term debt	(204,360)	—
Financing costs incurred	(6,098)	(74)
Treasury Stock acquired	(5,623)	(11,016)
Dividends paid	(6,747)	(6,661)
Proceeds from issuance of common stock and other	8,017	2,720

Net cash provided by financing activities	40,189	37,969

Net change in cash and cash equivalents	14,363	(56,258)

Cash and cash equivalents at beginning of period	5,048	61,647

Cash and cash equivalents at end of period	$19,411	$5,389

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

June 30, 2007

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

Cash

Cash and cash equivalents of $19.4 million at June 30, 2007 includes $7.3 million reserved for a mediated litigation settlement.

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

In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, Cimarex recognized net gains for the quarter and six months ended June 30, 2006 of $3.2 million and $18.8 million, respectively.  Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the quarter and six months ended June 30, 2006 equaled $4.1 million and $11.5 million, respectively.  The derivative liability at June 30, 2006, relating to those contracts, equaled $11.5 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006.  Using zero-cost collars, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively.  Of the original 2007 volumes hedged, there were 14.7 million MMBtu remaining as of June 30, 2007, which represented approximately 52% of our current anticipated Mid-Continent gas production for 2007.  The 2008 hedged volumes represented 28% of our current anticipated Mid-Continent gas production for 2008.

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

Also during the quarter and six months ended June 30, 2007, we recognized an unrealized gain of $96 thousand and $17 thousand related to the ineffective portion of the derivative contracts, respectively.  The following table sets forth the terms of the related derivative contracts at June 30, 2007:

Commodity	Type	Volume/Day	Duration	Mid-Continent Weighted Average Price	Fair Value (000’s)
Natural Gas	Collars	80,000 MMBTU	Jul 07 – Dec 07	$7.00 - $10.17	$16,042
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90	5,605
					$21,647

At June 30, 2007, the $21.6 million fair value of the derivative contracts was recorded as a current asset of $19.7 million and a long term asset of $1.9 million on our consolidated balance sheet.  A cumulative unrealized gain (net of deferred income taxes) of $13.7 million was recorded in other comprehensive income.  Based on the estimated fair values of the derivative contracts at June 30, 2007, the amount of unrealized gain (net of deferred income taxes) to be reclassified from accumulated other comprehensive income to gas revenue in the next twelve months would be approximately $12.5 million; however, actual gains and losses recognized may differ significantly.  At June 30, 2007, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.35 and $7.34, respectively.  We believe that we have sufficient production volumes such that the hedge contract transactions will occur as expected.  Settlements received during the quarter and six months ended June 30, 2007 equaled $3.4 million and $8.5 million which were recorded in gas sales and increased the realized gas price for the quarter and six months ended by $0.11 and $0.14 per Mcf, respectively.

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

Restricted Stock and Units

During the six months ended June 30, 2007 we issued a total of 261,500 restricted shares to non-employee directors, officers, and other employees.  Included in that amount are 228,000 shares issued to certain executives that are subject to market condition-based vesting, determined by our stock price performance relative to a defined peer group’s stock price performance. After three years of continued service, the executive will be entitled to vest in 50% to 100% of the award. The material terms of performance goals applicable to these awards were approved by stockholders in May 2006. The remaining shares and units granted in 2007 have service-based vesting schedules ranging from one to five years.

The following table presents restricted stock activity as of June 30, 2007, and changes during the year:

Outstanding as of January 1, 2007	792,779
Vested	(13,416)
Granted	261,500
Canceled	(35,650)
Outstanding as of June 30, 2007	1,005,213

The following table presents restricted unit activity as of June 30, 2007 and changes during the year:

Outstanding as of January 1, 2007	696,641
Converted to stock	—
Granted	—
Canceled	—
Outstanding as of June 30, 2007	696,641
Vested included in outstanding	176,099

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

Compensation expense for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award. The fair value of the market condition-based restricted stock is based on the grant-date market value of the award utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of the three-year period.   We recorded compensation costs related to the restricted stock and units as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Compensation costs:
Recorded as expense	$2,096	$1,628	$4,270	$3,128
Capitalized to oil and gas properties	$908	$723	$1,621	$1,438

Unamortized compensation expense related to unvested  restricted shares and units at June 30, 2007 and 2006 was $27.8 million and $29.6 million, respectively.  Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period.

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

There were no stock options granted to employees during the six months ended June 30, 2007 and 2006.

Information about outstanding stock options is summarized below:

	Shares	Weighted Average Exercised	Weighted Average Remaining Term	Aggregate Intrinsic Value ($000)

Outstanding as of January 1, 2007	1,913,529	$16.23
Exercised	(377,146)	12.39
Granted	—	—
Canceled	(1)	7.91
Outstanding as of June 30, 2007	1,536,382	$17.17	5.0 Years	$34,289
Exercisable as of June 30, 2007(1)	1,230,102	$15.71	4.6 Years	$29,137

(1) Does not include 6,060 vested options that have an exercise price exceeding our June 30, 2007 stock price.

The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $0.5 million and $0.1 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $9.2 million and $3.0 million, respectively.

For the quarter ended June 30, 2007, compensation expense related to stock options was approximately $502 thousand, or $319 thousand after tax.  In the same period for 2006, compensation expense was $468 thousand, or $299 thousand after tax.  For the six months ended June 30, 2007 and 2006, compensation expense related to stock options was approximately $998 thousand and $936 thousand or $634 thousand and $597 thousand after tax ($.01 and $.01 per diluted share), respectively.  Compensation expense for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted.

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

Cash received from option exercises during the six months ended June 30, 2007 and 2006 was $4.7 million and $1.6 million, respectively. The related tax benefits realized from option exercises totaled $3.3 million and $1.1 million, respectively, and were recorded to paid-in capital.

The following summary reflects the status of non-vested stock options granted to employees and directors as of June 30, 2007 and changes during the year:

	Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1, 2007	300,220	$10.41
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested as of June 30, 2007	300,220	$10.41

As of June 30, 2007 there was $1.9 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. We expect to recognize that cost pro rata over a weighted-average period of 3.8 years. The weighted average exercise price of the non-vested stock options is $22.62.

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

Dividends and Stock Repurchases

A $0.04 per share cash dividend has been declared to stockholders in every quarter since December 2005.  Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock.  Through July 31, 2007 we have repurchased a total of 808,000 shares at an overall average price of $41.30, of which 708,000 shares have been cancelled.  The shares were acquired as follows:

	Shares Repurchased	Average Price

Year ended December 31, 2005	68,000	$43.03
Year ended December 31, 2006	182,100	$44.43
Quarter ended June 30, 2007	197,300	$40.50
Month ended July 31, 2007	360,600	$39.83
	808,000	$41.30

In 2006 we cancelled all of the shares repurchased in 2005 and 2006.  During the second quarter of 2007 we cancelled 25,000 shares, and in July of 2007 we cancelled 432,900 shares.  We intend to cancel the remaining shares purchased to date, as well as subsequent repurchases, if any.

A summary of our common stock activity for the six months ended June 30, 2007 follows:

	Number of Shares
	(in thousands)
	Issued	Treasury	Outstanding
December 31, 2006	83,962	(1,079)	82,883
Restricted shares issued under compensation plans, net of cancellations	226	—	226
Option exercises, net of cancellations	209	—	209
Treasury shares purchased	—	(197)	(197)
Treasury shares cancelled	(25)	25	—
June 30, 2007	84,372	(1,251)	83,121

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2007 (in thousands):

Balance as of January 1, 2007	$129,141
Liabilities incurred in the current period	1,982
Liabilities settled in the current period	(3,566)
Accretion expense	3,556
Revision of estimated liabilities	163
Balance as of June 30, 2007	131,276
Less: Current asset retirement obligation	(7,270)
Long-term asset retirement obligation	$124,006

5.     Long-Term Debt

At December 31, 2006, debt consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

Debt at June 30, 2007 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	—
7.125% Notes due 2017	350,000
Floating rate convertible notes due 2023, 5.36% at June 30, 2007 (face value $125,000)	137,540	(2)

Total long-term debt	$487,540

(1)          Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) was $215.5 million.  The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2)          Fair market value at June 7, 2005 was $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

Our revolving credit facility provides for $500 million of long-term committed credit.  The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.  At June 30, 2007, there were no outstanding borrowings.   We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $497.3 million at June 30, 2007.

The credit facility agreement contains both financial and non-financial covenants.  We continue to comply with these covenants and do not view them as materially restrictive.

The 9.6% notes assumed in the Magnum Hunter merger were redeemed on May 18, 2007 at a redemption price of 104.8% of the principal amount plus accrued interest of $3.3 million through the redemption date for a total of $207.6 million. We recognized a gain on the early extinguishment of this debt of $5.1 million which is reflected on the income statement under Other income and expense.

In May, 2007 we sold $350 million of 7.125% notes that will mature May 1, 2017. The notes were sold to the public at par. Net proceeds from the sale were used to redeem the 9.6% notes and reduce outstanding borrowings under our credit facility. Interest is payable May 1 and November 1 of each year. The first interest payment will be made on November 1, 2007. The notes are unsecured and are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage

2012	103.563%
2013	102.375%
2014	101.188%
2015 and thereafter	100.0%

At any time prior to May 1, 2010, we may redeem up to 35% of the original principal amount of the notes with the proceeds of certain equity offerings of our shares of common stock at a redemption price of 107.125% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

At any time prior to May 1, 2012, we may also redeem all, but not part, of the notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest plus a “make-whole” premium.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  On June 30, 2007, the interest rate equaled 5.36%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share.  On June 29, 2007, the closing price of our common stock on the New York Stock Exchange was $39.41.  There is not an observable market for the notes.  Based on an average common stock price of $39.41, management estimates the fair value of the notes at June 30, 2007 was approximately $169.9 million (or $1,360 per bond).

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

6.     Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current (benefits) taxes	$—	$(12,544)	$—	$4,318
Deferred taxes	45,939	61,636	83,106	108,317
	$45,939	$49,092	$83,106	$112,635

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

As of June 30, 2007, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2003 – 2006 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities in which we file.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.  The income tax rate for the six months ended June 30, 2007 was 36.7%.

7.     Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash paid during the period for:
Interest	$6,780	$2,597	$20,615	$14,117
Capitalized interest	4,898	5,610	9,989	11,829
Income taxes (net of refunds received)	$186	$15,670	$(504)	$36,085

8.     Earnings per Share and Comprehensive Income

Earnings per Share

The calculations of basic and diluted net earnings per common share are presented below (in thousands, except per share data):

	Three Months Ended		Six Month Ended
	June 30,		June, 30,
	2007	2006	2007	2006

Net Income available to common stockholders for basic diluted shares	$78,707	$82,866	$143,335	$193,017

Basic weighted-average shares outstanding	82,282	82,046	82,252	82,067
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	2,554	2,815	2,493	2,819
Diluted weighted-average shares outstanding	84,836	84,861	84,745	84,886

Earnings per share:
Basic	$0.96	$1.01	$1.74	$2.35
Diluted	$0.93	$0.98	$1.69	$2.27

There were stock options outstanding for 1,536,382 and 1,920,078 shares of our common stock at June 30, 2007 and 2006, respectively.  All stock options and restricted units and shares were considered potentially dilutive securities for each of the periods presented.

Comprehensive Income

Comprehensive income is a term used to refer to net income plus other comprehensive income.  Other comprehensive income is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income.

The components of comprehensive income are as follows (in 000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$78,707	$82,866	$143,335	$193,017
Other comprehensive income:
Cash flow hedges
Increase (decrease) in fair value	12,005	—	(18,889)	—
Settlements reflected in gas sales	(3,369)	—	(8,477)	—
Sub-total	8,636	—	(27,366)	—
Related income tax effect	(3,134)	—	10,153	—
Total cash flow hedges	5,502	—	(17,213)	—
Change in fair value of marketable securities available for sale, net of tax	76	33	46	33
Total comprehensive income	$84,285	$82,899	$126,168	$193,050

9.     Commitments and Contingencies

Litigation

In the normal course of business we have various litigation related matters and associated accruals, the resolution of which we believe, individually or in aggregate, would not have a material adverse effect on the financial condition of the Company.  One of such matters is an accrual of $7.4 million for a mediated settlement pertaining to post-production deductions on properties operated by us.  We anticipate payment of this settlement during 2007.

Other

At June 30, 2007, we had firm sales contracts to deliver approximately 3.2 Bcf of natural gas over the next nine months.  If this gas is not delivered, our financial commitment would be approximately $19.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.0 million.

We have contractual commitments for oil and gas wells approved for drilling or in the process of being drilled at June 30, 2007, of approximately $90.1 million.

At June 30, 2007, we had commitments of approximately $126.5 million relating to construction of a processing facility adjacent to a field of producing gas wells in which we have a significant interest.  Subsequent to June 30, 2007, we entered into an agreement with a third party to jointly complete the facility and thereby reduce our commitment to approximately $72.8 million.

All of the noted commitments were routine and were made in the normal course of our business.

10.  Property Sales

Various interests in oil and gas properties and related assets were sold during the first six months of 2007 for $21.4 million. Of the total proceeds, $20.9 million were recorded as a reduction to oil and gas properties.

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

We project that 2007 exploration and development expenditures to be approximately $1 billion.  Approximately 37 percent of the expenditures will be in the Mid-Continent area, 28 percent in the Permian Basin, 24 percent in the Gulf Coast area and eight percent in the Gulf of Mexico.

Exploration and development expenditures during the second quarter of 2007 totaled $236.9 million, down from $281.7 million for the second quarter of 2006.  Capital expenditures for exploration and development during the first six months of 2007 were $482.4 million, down from $554.9 million during the first two quarters of 2006.  In the first half of 2007, we participated in drilling 225 gross (137 net) wells, with an overall completion rate of 91 percent.

Cash flow from operating activities for the six months ended June 30, 2007 totaled $444.6 million, helping to fund our drilling program.

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

In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, we recognized a net gain of $18.8 million during the first six months of 2006.  Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the first six months of June 30, 2006 equaled $11.5 million.  The derivative liability at June 30, 2006, relating to those contracts, equaled $11.5 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006.  Using zero-cost collars, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively.  Of the original 2007 volumes hedged there were 14.7 million MMBtu remaining as of June 30, 2007, which represented approximately 52% of our current anticipated Mid-Continent gas production for 2007.  The 2008 hedged volumes represented 28% of our current anticipated Mid-Continent gas production for 2008.

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

Settlements received during the quarter and six months ended June 30, 2007 equaled $3.4 million and $8.5 million which were recorded in gas sales and increased the realized gas price for the quarter and six months ended by $0.11 per Mcf and $0.14 per Mcf, respectively.  Also during the quarter and six months ended June 30 2007, we recognized an unrealized gain of $96 thousand and $17 thousand related to the ineffective portion of the derivative contracts, respectively.  At June 30, 2007, $19.7 million and $1.9 million of the hedges were recorded as current and long-term assets, respectively, and a cumulative unrealized gain (net of deferred income taxes) of $13.7 million was recorded in other comprehensive income.  See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated.  Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment.  In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law.  We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us.  One of such accruals was for a mediated $7.4 million litigation settlement pertaining to post-production deductions on properties operated by us.  We anticipate payment of this settlement during 2007.  In the normal course of business we have various other litigation related matters and associated accruals, the resolution of which we believe, individually or in aggregate, would not have a material adverse effect on our company.

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

Recent Accounting Developments

In May 2007, the Securities and Exchange Commission (“SEC”) approved interpretive guidance to help public companies strengthen their internal control over financial reporting while reducing unnecessary costs.  The guidance should reduce uncertainty about what constitutes a reasonable approach to management’s evaluation while maintaining flexibility.  The SEC also amended its rules to define the term “material weakness” as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  The SEC also voted to revise the requirements regarding the auditor’s attestation report on the effectiveness of internal control over financial reporting to more clearly convey that the auditor is not evaluating management’s evaluation process, but is opining directly on internal control over financial reporting.

Also in May 2007, the Public Company Accounting Oversight Board (“PCAOB”) adopted Auditing Standard No. 5, An Audit of Internal Control over Financial Reporting That is Integrated with An Audit of Financial Statements.  This new standard supersedes the PCAOB’s existing standard for these audits.  The new standard is designed to focus the audit of internal control on the most important matters, include only requirements necessary for an effective audit, make the audit scalable to fit the size and the complexity of any company, and simplify the requirements.  The auditors’ report required by the new standard expresses only one opinion, an opinion of the effectiveness of the company’s internal control over financial reporting.  No opinion will be expressed by the auditor on whether management’s assessment is fairly stated.  The new standard will be effective for audits of fiscal years ending on or after November 15, 2007.  Earlier adoption is permitted.

Overview

Our results of operations are primarily impacted by changes in oil and gas prices and changes in our production volumes.  Realized oil prices decreased from $65.67 per barrel in the second quarter of 2006 to $61.51 per barrel in the second quarter of 2007.   Realized gas prices increased from $6.22 per Mcf in the second quarter of 2006 to $7.30 per Mcf in the second quarter of 2007.

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

RESULTS OF OPERATIONS

Periods Ended June 30, 2007 Compared with Periods Ended June 30, 2006:

SUMMARY DATA:

(in thousands or as indicated)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$78,707	$82,866	$143,335	$193,017
Per share-basic	0.96	1.01	1.74	2.35
Per share-diluted	0.93	0.98	1.69	2.27

Gas sales	$214,937	$191,658	$411,227	$425,381
Oil sales	110,830	108,838	207,994	197,110
Total oil and gas sales	$325,767	$300,496	$619,221	$622,491

Total gas volume-MMcf	29,462	30,818	58,639	63,333
Gas volume-MMcf per day	323.8	338.7	324.0	349.9
Average gas price-per Mcf (before hedge effect)	$7.30	$6.22	$7.01	$6.72
Effect of hedges per Mcf	0.11	—	0.14	—

Total oil volume-thousand barrels	1,802	1,657	3,562	3,139
Oil volume-barrels per day	19,800	18,213	19,677	17,343
Average oil price-per barrel	$61.51	$65.67	$58.40	$62.79

Gas gathering and processing revenues	$15,013	$12,092	$27,652	$23,394
Gas gathering and processing costs	(7,825)	(6,386)	(15,136)	(12,939)
Gas gathering and processing margin	$7,188	$5,706	$12,516	$10,455

Gas marketing revenues, net	$1,304	$793	$2,086	$2,746

Costs and expenses:
Depreciation, depletion and amortization	$112,797	$94,773	$221,681	$185,401
Production	50,916	43,804	95,921	85,576
Transportation	6,294	5,483	12,228	9,791
Taxes other than income	23,802	21,934	44,429	45,480
General and administrative	11,958	9,990	24,609	20,875
Stock compensation	2,598	2,096	5,268	4,064
Other operating, net	2,586	(92)	2,315	(61)
Gain on derivative instruments	—	(3,249)	—	(18,816)
Interest expense, net of capitalized interest	5,399	1,787	9,473	2,058
Amortization of fair value of debt	(580)	(946)	(1,527)	(1,891)
Gain on early extinguishment of debt	(5,099)	—	(5,099)	—
Asset retirement obligation accretion	2,399	1,493	4,990	2,941
Other, net	(3,457)	(2,036)	(6,906)	(5,378)

Net income for the second quarter of 2007 was $78.7 million, or $0.93 per diluted share, compared to net income of $82.9 million, or $0.98 per diluted share for the same period in 2006. For the six months ended June 30, 2007, net income was $143.3 million, or $1.69 per diluted share, compared to net income of $193.0 million, or $2.27 per diluted share, for the first six months of 2006.  The change in net income results from the effect of changes in revenues and costs, as discussed further.

Oil and gas sales for the second quarter of 2007 totaled $325.8 million, compared to $300.5 million for the second quarter of 2006.  The $25.3 million increase in sales between the two periods results from $24.2 million related to higher commodity prices, and $9.5 million due to higher oil production volumes offset by $8.4 million due to lower gas production volumes.  For the six months ended June 30, 2007, oil and gas sales decreased by $3.3 million, to $619.2 million from $622.5 million during the first six months of 2006.  A $1.7 million increase in oil and gas sales related to higher commodity prices was offset by $5.0 million due to lower gas production volumes between the two six-month periods.

Realized gas prices averaged $7.30 per Mcf (including an $0.11 per Mcf effect from hedges) for the three months ended June 30, 2007, compared to $6.22 per Mcf for the second quarter of 2006.  This 17 percent change increased sales by $31.7 million between the two periods. Realized oil prices averaged $61.51 per barrel for the second quarter of 2007, compared to $65.67 per barrel for the same period in 2006.  The decrease in sales between periods resulting from this 6 percent reduction in oil prices totaled $7.5 million.

For the six months ended June 30, 2007, realized gas prices increased to $7.01 per Mcf from $6.72 per Mcf realized in the first half of 2006.  This price change increased sales by $17.4 million between the two six-month periods.  Realized oil prices averaged $58.40 per barrel for the first half of 2007, compared to $62.79 per barrel for the same period in 2006, resulting in a $15.6 million decrease in sales between periods.  Changes in realized prices were the direct result of overall market conditions.

Average gas volumes declined 14.9 MMcf per day in the second quarter of 2007 to 323.8 MMcf per day from 338.7 MMcf per day in the second quarter of 2006, resulting in $8.4 million of lower revenues.  Oil volumes averaged 19,800 barrels per day for the second quarter of 2007, compared to 18,213 barrels per day in the same period of 2006, resulting in increased revenues of $9.5 million.  For the first six months of 2007, gas volumes averaged 324.0 MMcf per day and oil volumes equaled 19,677 barrels per day, compared to first half 2006 volumes of 349.9 MMcf per day and 17,343 barrels per day.  The lower gas volumes decreased sales between the two periods by $31.5 million, and higher oil volumes resulted in $26.6 million of additional revenues.  The lower gas volumes are attributable primarily to natural reservoir declines in the Gulf Coast area, which were only partially offset by new exploration success in the area.  Daily gas production volumes in the area averaged 51.0 MMcf in 2007 versus 71.9 MMcf in 2006.  The increase in oil sales volumes between the periods of 2007 and 2006 is due to positive drilling results during 2006 and 2007.

Gas gathering and processing revenues, net of related costs, equaled $7.2 million in the second quarter of 2007, compared to $5.7 million in the second quarter of 2006.  For the six months ended June 30, 2007 and 2006, such revenues net of related costs totaled $12.5 million and $10.5 million, respectively.  We own interests in gas gathering systems and gas processing plants that are connected to our production operations.  We transport and process third party gas that is associated with our gas.

Gas marketing net revenues equaled $1.3 million in 2007 compared to $0.8 million, net of related costs of $31.8 million and $29.8 million for the second quarters of 2007 and 2006, respectively.  Gas marketing net revenues decreased to $2.1 million from $2.7 million, net of related costs of $61.8 million and $87.0 million for the first six months of 2007 and 2006, respectively.  Gas marketing revenues, net of related costs, pertain to sales of gas on behalf of third parties that is incidental to sales of our own production.

Costs and Expenses

Net costs and expenses (not including gas gathering, marketing and processing costs) were $209.6 million in the second quarter of 2007 compared to $175.0 million in the second quarter of 2006.  For the first six months of 2007 and 2006, these overall costs and expenses equaled $407.4 million and $330.0 million, respectively.  Depreciation, depletion and amortization (DD&A) was a large component of these changes between periods. DD&A equaled $112.8 million in the second quarter of 2007 compared to $94.8 million in the same period of 2006.  For the first six months of 2007 and 2006, DD&A totaled $221.7 million and $185.4 million, respectively.  On a unit of production basis, DD&A was $2.80 per Mcfe in the second quarter of 2007 compared to $2.33 per Mcfe for the second quarter of 2006.  For the first six months of 2007 and 2006, DD&A on a unit of production basis equaled $2.77 per Mcfe and $2.26 per Mcfe, respectively.  The increase largely stems from higher costs for reserves added during 2006 and 2007.  Certain high cost wells that were determined not to be productive have influenced our per unit rates, even though overall drilling success rates have remained high.

Production costs rose $7.1 million from $43.8 million ($1.07 per Mcfe) in the second quarter of 2006 to $50.9 million ($1.26 per Mcfe) in the second quarter of 2007.  For the first six months of 2007 and 2006, production costs equaled $95.9 million ($1.20 per Mcfe) and $85.6 million ($1.04 per Mcfe), respectively.  The higher costs in 2007 resulted from the inclusion of costs associated with higher field operating expenses from an expanded number of properties, and higher maintenance costs.

Transportation costs increased from $5.5 million, or $0.14 per Mcfe, in the second quarter of 2006 to $6.3 million, or $0.16 per Mcfe, in the second quarter of 2007.  Transportation costs for the first half of 2007 equaled $12.2 million compared to $9.8 million for the same period in 2006.  The increase is the result of expiring contracts being renewed with increased current market rates.

Taxes, other than income, were $1.9 million higher, rising from $21.9 million in the second quarter of 2006 to $23.8 million in the same period of 2007.  For the first six months of 2007 and 2006, these costs totaled $44.4 million and $45.5 million, respectively.   The increase during the second quarter resulted from increases in oil and gas sales stemming from higher commodity prices.

General and administrative (G&A) expenses increased $2.0 million from $10.0 million in the second quarter of 2006 to $12.0 million in the second quarter of 2007.  G&A expenses for the first half of 2007 equaled $24.6 million compared to $20.9 million for the same period of 2006.  The increase between periods is due to higher employee-benefit costs and an increase in legal fees.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units, and stock option awards net of amounts capitalized.  Stock compensation increased from $4.1 million in the first half of 2006 to $5.3 million in the first half of 2007.

Other Operating, net increased from $0.1 million for the first six months of 2006 to $2.3 million in the same period of 2007. The increase between periods resulted from various litigation settlements and accruals pertaining primarily to resolution of oil and gas property title and royalty issues.

A component of net costs and expenses for 2006 was a gain on derivative instruments.  In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, we recognized a net gain of $18.8 million during the first six months of 2006.  Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the first six months of June 30, 2006 equaled $11.5 million.  The derivative liability at June 30, 2006, relating to those contracts, equaled $11.5 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006. These derivatives have been designated for hedge accounting treatment as cash flow hedges.

Settlements received during the quarter and six months ended June 30, 2007 equaled $3.4 million and $8.5 million which were recorded in gas sales and increased the realized gas price for the quarter and six months by $0.11 per Mcf and $0.14 per Mcf, respectively.  Also during the quarter and six months ended June 30 2007, we recognized an unrealized gain of $96 thousand and $17 thousand related to the ineffective portion of the derivative contracts, respectively.  At June 30, 2007, $19.7 million and $1.9 million of the hedges were recorded as current and long-term assets, respectively, and a cumulative unrealized gain (net of deferred income taxes) of $13.7 million was recorded in other comprehensive income.  See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

Net interest expense in the second quarter of 2007 of $4.8 million is comprised of $9.7 million of interest expense, offset by $4.9 million of capitalized interest resulting from interest recognized on borrowings associated with costs incurred to bring properties under development, not being amortized, to their intended use.  Net interest expense in the second quarter of 2006 of $0.8 million is comprised of $6.4 million of interest expense, offset by $5.6 million of capitalized interest.  Net interest expense for the first six months of 2007 equaled $7.9 million ($17.9 million of interest expense less $10.0 million of capitalized interest) compared to $0.2 million ($12.0 million of interest expense less $11.8 million of capitalized interest) for the same period of 2006.  The increase in the 2007 net interest amount from 2006 results from higher interest expense due to larger debt levels (long-term debt at June 30, 2007 equaled $487.5 million versus $403.6 million at June 30, 2006) and lower associated costs incurred to bring properties under development, not being amortized, to their intended use.

A gain on early extinguishment of debt of $5.1 million was recognized in the second quarter of 2007. On May 18, 2007 the $195 million (face value) 9.6% notes assumed in the Magnum Hunter merger were redeemed at a redemption price of 104.8% of the principal amount, for a total of $204.4 million.  The gain recognized is the difference between the $204.4 million redemption amount plus related miscellaneous costs of $0.1 million and $209.6 million of net carrying amount of the debt consisting of $195 million of principal plus $14.6 million of premium resulting from the recording of the debt under purchase accounting when we first assumed the 9.6% notes.

Asset retirement obligation accretion increased $0.9 million from $1.5 million in the second quarter of 2006 to $2.4 million in the same period of 2007.  For the first half of 2007, the asset retirement obligation accretion increased from $2.9 million to $5.0 million for the same period in 2006.  We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.  The liability at June 30, 2007 equaled $131.3 million versus $113.6 million at June 30, 2006.

Other income, net for the second quarter of 2007 equaled $3.5 million, compared to $2.0 million for the second quarter of 2006.  Other income, net for the six months ended June 30, 2007 and 2006 equaled $6.9 million and $5.4 million, respectively.  The components of other income and expense consist of miscellaneous items that will vary from period to period, including income and loss in equity investees and gain on sale of inventory.

Income Tax Expense

Income tax expense totaled $45.9 million for the second quarter of 2007 versus $49.1 million for the second quarter of 2006.  Tax expense equaled a combined Federal and state effective income tax rate of 36.9 percent and 37.2 percent in the second quarters of 2007 and 2006, respectively.  Income tax expense for the first six months of 2007 equaled $83.1 million compared to $112.6 million for the same period of 2006, equating to combined Federal and state effective income tax rates of 36.7 percent and 36.9 percent, respectively.

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

Cash flow provided by operating activities for the first six months of 2007 was $444.6 million, compared to $461.8 million for the six months ended June 30, 2006.  The decrease in 2007 from the earlier period resulted from the change in receivables and accounts payable, primarily due to the relative changes in commodity prices for the two reporting periods.

Revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the six months of 2007.

Cash flow used in investing activities for the first six months of 2007 was $470.4 million, compared to $556.0 million for the six months ended June 30, 2006.  The decrease in 2007 resulted from the change in the timing of our exploration and development activity.

Cash flow provided by financing activities for the first half of 2007 was $40.2 million versus $38.0 million used in the first half of 2006.  The cash provided in financing activities in 2007 resulted primarily from the net proceeds from the sale of $350 million of 7.125% notes after the redemption of the outstanding $195 million 9.6% notes and the payment of outstanding borrowings under our credit facility.

Financial Condition

As of June 30, 2007, stockholders’ equity totaled $3.10 billion, up from $2.98 billion at December 31, 2006.  The increase resulted primarily from first-half net income of $143.3 million, offset by a reduction in other comprehensive income of $17.2 million, arising from the settlement of  derivative contracts qualifying for hedge accounting treatment during the period.  At June 30, 2007, our cash balance equaled $19.4 million, of which $7.3 million is being held in reserve pending final resolution of a legal settlement.

A $0.04 per share cash dividend has been declared to stockholders in every quarter since December 2005.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock.  Through June 30, 2007 a total of 447,400 shares have been repurchased at an overall average price of $42.48.  During July 2007 we repurchased an additional 360,600 shares at an average price of $39.83.

Working Capital

Working capital at June 30, 2007 was $42.8 million, compared to $62.2 million at December 31, 2006.  The change in working capital is primarily due to the decrease in the asset associated with derivative contracts outstanding at December 31, 2006.  This decrease is mostly the result of the settlement of derivative contracts qualifying for hedge accounting treatment during the first six months of 2007.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely.  Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at December 31, 2006 consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

Debt at June 30, 2007 consisted of the following (in thousands):

Bank debt	$—
9.6% Notes due 2012 (face value $195,000)	—
7.125% Notes due 2017	350,000
Floating rate convertible notes due 2023, 5.36% at June 30, 2007 (face value $125,000)	137,540	(2)
Total long-term debt	$487,540

(1)  Fair market value at June 7, 2005 (date of acquisition of Magnum Hunter) was $215.5 million.  The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

(2)  Fair market value at June 7, 2005 was $144.75 million.  The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

Our revolving credit facility provides for $500 million of long-term committed credit.  The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.  At June 30, 2007, there were no outstanding borrowings.  We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $497.3 million at June 30, 2007.

The credit facility agreement contains both financial and non-financial covenants.  We continue to comply with these covenants and do not view them as materially restrictive.

The 9.6% notes assumed in the Magnum Hunter merger were redeemed  on May 18, 2007 at a redemption price of 104.8% of the principal amount plus accrued interest of $3.3 million through the redemption date for a total of $207.6 million. We recognized a gain on the early extinguishment of this debt of $5.1 million which is reflected on the income statement under Other income and expense.

In May, 2007 we sold $350 million of 7.125% notes that will mature May 1, 2017. The notes were sold to the public at par. Net proceeds from the sale were used to redeem the 9.6% notes and reduce outstanding borrowings under our credit facility. Interest is payable May 1 and November 1 of each year. The first interest payment will be made on November 1, 2007. The notes are unsecured and are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage

2012	103.563%
2013	102.375%
2014	101.188%
2015 and thereafter	100.0%

At any time prior to May 1, 2010, we may redeem up to 35% of the original principal amount of the notes with the proceeds of certain equity offerings of our shares of common stock at a redemption price of 107.125% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.

At any time prior to May 1, 2012, we may also redeem all, but not part, of the notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest plus a “make-whole” premium.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  On June 30, 2007, the interest rate equaled 5.36%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share.  On June 29, 2007, the closing price of our common stock on the New York Stock Exchange was $39.41.  There is not an observable market for the notes.  Based on an average common stock price of $39.41, management estimates the fair value of the notes at June 30, 2007 was approximately $169.9 million (or $1,360 per bond).

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

Contractual Obligations and Material Commitments

At June 30, 2007, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Long-term debt (1)	$475,000	$—	$—		$—		$475,000
Fixed-Rate interest payments(1)	249,375	24,938	49,875		49,875		124,687
Operating leases	30,120	5,442	10,127		8,221		6,330
Drilling commitments	90,147	90,147	—		—		—
Plant facility	126,548	98,249	28,299		—		—
Asset retirement obligation	131,276	7,270	—	(2)	—	(2)	—	(2)
Other liabilities	6,582	37	66		57		6,422

(1)  See Item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)   We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

At June 30, 2007, we had firm sales contracts to deliver approximately 3.2 Bcf of natural gas over the next nine months.  If this gas is not delivered, our financial commitment would be approximately $19.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.0 million.

At June 30, 2007, we had commitments of approximately $126.5 million relating to construction of a processing facility adjacent to a field of producing gas wells in which we have a significant interest.  Subsequent to June 30, 2007, we entered into an agreement with a third party to jointly complete the facility and thereby reduce our commitment to approximately $72.8 million.

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

2007 Outlook

Our projected 2007 exploration and development expenditure program, expected to be approximately $1 billion, will require a great deal of coordination and effort.  Though a variety of factors could curtail, delay or even cancel some of our drilling operations, we believe our projected program has a high probability of occurrence.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts in these areas warrant pursuit of the projects.

Costs of operations on a per Mcfe basis for 2007 are estimated to approximate levels realized in late 2006.  Should factors beyond our control change, our program and realized costs will vary from current projections.  These factors could include volatility in commodity prices, changes in the supply of and demand for oil and gas, weather conditions, governmental regulations and more.

Production estimates for 2007 range from 445 to 455 MMcfe per day.  Revenues will depend not only on the level of oil and gas actually produced, but also the prices that will be realized.  During 2006, our realized prices averaged $6.50 per Mcf of gas and $61.96 per barrel of oil.  Prices can be very volatile and the probability of 2007 realized prices being different than they were in 2006 is high.

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

Monthly gas price realizations during the second quarter of 2007 ranged from $6.67 per Mcf to $7.66 per Mcf.  Oil prices ranged from $60.30 per barrel to $62.92 per barrel.  Monthly gas price realizations during the first half of 2007 ranged from $6.04 per Mcf to $7.66 per Mcf.  Oil prices for the first half of 2007 ranged from $51.38 per barrel to $62.92 per barrel.  It is impossible to predict future oil and gas prices with any degree of certainty.

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

The following tables reflect the volumes, weighted average contract prices and fair values of the contracts we have in place as of June 30, 2007.  We are exposed to risks associated with these contracts arising from volatility in commodity prices and the unlikely event of non-performance by the counterparties to the agreements. See Note 2 to the Consolidated Financial Statements and “Derivative Instruments” in Item 2 of this report for additional information regarding our derivative instruments.

Commodity	Type	Volume/Day	Duration	Mid-Continent Weighted Average Price	Fair Value (000’s)
Natural Gas	Collars	80,000 MMBTU	Jul 07 – Dec 07	$7.00 - $10.17	$16,042
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90	5,605
					$21,647

At June 30, 2007, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.35 and $7.34, respectively.

Interest Rate Risk

Fixed and Variable Rate Debt.  We assumed fixed and variable rate debt as part of the acquisition of Magnum Hunter.  In May 2007, we sold $350 million of 7.125% notes that will mature May 1, 2017.  A portion of these net proceeds was used to redeem the 9.6% notes assumed as part of the acquisition of Magnum Hunter.  These agreements expose us to market risk related to changes in interest rates.  We have a credit facility that bears interest at either a Base rate or a Eurodollar rate at our option.  There were no borrowings outstanding under this facility at June 30, 2007.

The following table presents the carrying and fair value of our debt along with average interest rates as of June 30, 2007.  The fair value for the convertible notes was based on an average price per share of $39.41 for our common stock.  The fair value for the fixed rate senior notes was based on their last traded value before June 30, 2007.

Expected Maturity Dates	2017	2023	Total	Book Value	Fair Value
(in thousands of dollars)

Variable Rate Debt:
Convertible Notes (a)	$—	$125,000	$125,000	$137,540	$169,941

Fixed Rate Debt:
Senior Notes (b)	$350,000	$—	$350,000	$350,000	$315,250

(a)                      The interest rate on the convertible notes is 5.36%.  The rate on these notes is equal to the three month LIBOR, reset quarterly.  A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018.  The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase.

(b)                     The interest rate on the senior notes due 2017 is a fixed 7.125%.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2007 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Cimarex was held on May 16, 2007.  Two proposals were voted upon at the annual meeting.  Following are the results of voting on each proposal:

Proposal 1.   Election of three Class II directors with terms expiring in 2010.

	For	Withheld
Cortlandt S. Dietler	75,020,813	1,089,513
Hans Helmerich	67,114,295	8,996,031
Monroe W. Robertson	73,084,399	3,025,927

Proposal 2.   Ratify the appointment of KPMG LLP as independent auditors for 2007.

For	Against	Abstain
74,179,831	1,446,591	483,904

ITEM 6 – EXHIBITS

(a)	31.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2007

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)