Form 10-Q
period 2007-09-30
CIMAREX ENERGY CO
filed 2007-11-07
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2007

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

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2007 was 82,489,091.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23	$5,048
Restricted cash	7,373	—
Receivables, net	292,218	306,458
Inventories	36,750	39,397
Deferred income taxes	7,937	1,498
Derivative instruments	19,626	41,945
Other current assets	29,509	22,411
Total current assets	393,436	416,757
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	5,393,449	4,656,854
Unproved properties and properties under development, not being amortized	423,013	425,173
	5,816,462	5,082,027
Less – accumulated depreciation, depletion and amortization	(1,820,727)	(1,494,317)
Net oil and gas properties	3,995,735	3,587,710
Fixed assets, net	86,370	88,924
Goodwill	691,432	691,432
Derivative instruments	1,928	7,051
Other assets, net	45,060	37,876
	$5,213,961	$4,829,750
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,027	$56,241
Accrued liabilities	227,293	202,163
Revenue payable	103,029	96,184
Total current liabilities	372,349	354,588
Long-term debt	526,349	443,667
Deferred income taxes	1,045,351	921,665
Other liabilities	134,228	133,687
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,567,913 and 83,962,132 shares issued, respectively	836	840
Treasury stock, at cost, 1,078,822 and 1,078,822 shares held, respectively	(40,628)	(40,628)
Paid-in capital	1,837,812	1,867,448
Retained earnings	1,323,815	1,117,402
Accumulated other comprehensive income	13,849	31,081
	3,135,684	2,976,143
	$5,213,961	$4,829,750

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues:
Gas sales	$192,423	$197,460	$603,650	$622,841
Oil sales	135,335	111,801	343,329	308,911
Gas gathering and processing	14,773	13,126	42,425	36,520
Gas marketing, net	1,222	495	3,308	3,241
	343,753	322,882	992,712	971,513
Costs and expenses:
Depreciation, depletion and amortization	117,634	104,904	339,315	290,305
Asset retirement obligation	2,124	1,977	7,114	4,918
Production	55,945	42,624	151,866	128,200
Transportation	6,882	5,845	19,110	15,636
Gas gathering and processing	6,859	7,325	21,995	20,264
Taxes other than income	22,397	22,912	66,826	68,392
General and administrative	10,922	10,804	35,531	31,679
Stock compensation, net	2,800	2,265	8,068	6,329
Gain on derivative instruments	—	(4,782)	—	(23,598)
Other operating, net	3,867	—	6,182	(61)
	229,430	193,874	656,007	542,064

Operating income	114,323	129,008	336,705	429,449

Other (income) and expense:
Interest expense net of capitalized interest of $4,990, $6,726, $14,979 and $18,555 respectively	4,284	1,388	13,757	3,446
Amortization of fair value of debt	(191)	(947)	(1,718)	(2,838)
Gain on early extinguishment of debt	—	—	(5,099)	—
Other, net	(5,316)	(20,137)	(12,222)	(25,515)

Income before income tax expense	115,546	148,704	341,987	454,356
Income tax expense	42,390	54,747	125,496	167,382

Net income	$73,156	$93,957	$216,491	$286,974

Earnings per share:
Basic	$0.90	$1.15	$2.64	$3.50
Diluted	$0.87	$1.11	$2.56	$3.41

Weighted average shares outstanding:
Basic	81,568	82,052	82,022	82,062
Diluted	84,025	84,311	84,418	84,275

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$216,491	$286,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	339,315	290,305
Asset retirement obligation	7,114	4,918
Deferred income taxes	125,496	174,602
Stock compensation, net	8,068	6,329
Derivative instruments	—	(39,200)
Gain on liquidation of equity investees	(3,015)	(18,322)
Other	(6,512)	(947)
Changes in operating assets and liabilities
Decrease in receivables, net	19,643	51,067
(Increase) in other current assets	(4,451)	(9,454)
(Decrease) in accounts payable and accrued liabilities	(1,255)	(69,336)
Increase (decrease) in other non-current liabilities	(7,725)	200
Net cash provided by operating activities	693,169	677,136
Cash flows from investing activities:
Oil and gas expenditures	(735,937)	(802,155)
Acquisition of proved oil and gas properties	(17,554)	(5,530)
Proceeds from sale of assets	23,196	10,659
Distributions received from equity investees	3,015	58,285
Other expenditures	(10,991)	(23,651)
Net cash used by investing activities	(738,271)	(762,392)
Cash flows from financing activities:
Net increase (decrease) in bank debt	(56,000)	50,000
Borrowings on other long-term debt	350,000	—
Payments on other long-term debt	(204,360)	—
Financing costs incurred	(6,099)	(74)
Treasury Stock acquired	(42,266)	(11,016)
Dividends paid	(10,095)	(10,006)
Proceeds from issuance of common stock and other	8,897	2,789
Net cash provided by financing activities	40,077	31,693
Net change in cash and cash equivalents	(5,025)	(53,563)
Cash and cash equivalents at beginning of period	5,048	61,647
Cash and cash equivalents at end of period	$23	$8,084

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2007

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

In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, Cimarex recognized net gains for the quarter and nine months ended September 30, 2006 of $4.8 million and $23.6 million, respectively. Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the quarter and nine months ended September 30, 2006 equaled $4.2 million and $15.7 million, respectively. The derivative liability at September 30, 2006, relating to those contracts, equaled $2.7 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006. Using zero-cost collars, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively. Of the original 2007 volumes hedged, there were 7.4 million MMBtu remaining as of September 30, 2007, which represented approximately 48% of our current anticipated Mid-Continent gas production for 2007. The 2008 hedged volumes represented 26% of our current anticipated Mid-Continent gas production for 2008.

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

The following table sets forth the terms of the related derivative contracts at September 30, 2007:

				Mid-Continent
				Weighted Average	Fair Value
Commodity	Type	Volume/Day	Duration	Price	(000’s)
Natural Gas	Collars	80,000 MMBTU	Oct 07 – Dec 07	$7.00 - $10.17	$9,179
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90	12,375
					$21,554

At September 30, 2007, the $21.6 million fair value of the derivative contracts was recorded as a current asset of $19.7 million and a long term asset of $1.9 million on our consolidated balance sheet. A cumulative unrealized gain (net of deferred income taxes) of $13.6 million was recorded in other comprehensive income. Based on the estimated fair values of the derivative contracts at September 30, 2007, the amount of unrealized gain (net of deferred income taxes) to be reclassified from accumulated other comprehensive income to gas revenue in the next twelve months would be approximately $12.4  million; however, actual gains and losses recognized may differ significantly. At September 30, 2007, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.07 and $6.82, respectively. We believe that we have sufficient production volumes such that the hedge contract transactions will occur as expected. Settlements received during the quarter and nine months ended September 30, 2007 equaled $11.5 million and $20 million which were recorded in gas sales and increased the realized gas price for the quarter and nine months ended by $0.39 and $0.23 per Mcf, respectively. Also during the quarter and nine months ended September 30, 2007, we recognized an unrealized loss of $4 thousand and an unrealized gain of $13 thousand related to the ineffective portion of the derivative contracts, respectively.

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

Restricted Stock and Units

During the nine months ended September 30, 2007 we issued a total of 545,309 restricted shares to non-employee directors, officers, and other employees. Included in that amount are 228,000 shares issued to certain executives that are subject to market condition-based vesting, determined by our stock price performance relative to a defined peer group’s stock price performance. After three years of continued service, the executive will be entitled to vest in 50% to 100% of the award. The material terms of performance goals applicable to these awards were approved by stockholders in May 2006. The remaining shares and units granted in 2007 have service-based vesting schedules ranging from one to five years.

The following table presents restricted stock activity as of September 30, 2007, and changes during the year:

Outstanding as of January 1, 2007	792,779
Vested	(13,416)
Granted	545,309
Canceled	(46,150)
Outstanding as of September 30, 2007	1,278,522

The following table presents restricted unit activity as of September 30, 2007 and changes during the year:

Outstanding as of January 1, 2007	696,641
Converted to stock	—
Granted	5,274
Canceled	—
Outstanding as of September 30, 2007	701,915
Vested included in outstanding	176,099

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Compensation costs:
Recorded as expense	$2,293	$1,797	$6,563	$4,925
Capitalized to oil and gas properties	$1,057	$901	$2,678	$2,339

Unamortized compensation expense related to unvested  restricted shares and units at September 30, 2007 and 2006 was $34.7 million and $33.0 million, respectively. Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period.

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

There were no stock options granted to employees during the nine months ended September 30, 2007 and 2006.

Information about outstanding stock options is summarized below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Term	($ 000)

Outstanding as of January 1, 2007	1,913,529	$16.23
Exercised	(413,146)	12.76
Granted	—	—
Canceled	(1)	7.91
Outstanding as of September 30, 2007	1,500,382	$17.18	4.7 Years	$30,317
Exercisable as of September 30, 2007	1,211,022	$15.98	4.4 Years	$25,838

The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $714 thousand and $65 thousand, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $9.9 million and $3.1 million, respectively.

Compensation expense related to stock options was approximately $0.5 million for both the quarters ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, compensation expense related to stock options was approximately $1.5 million and $1.4 million, respectively. Compensation expense for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted.

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

Cash received from option exercises during the nine months ended September 30, 2007 and 2006 was $5.3 million and $1.6 million, respectively. The related tax benefits realized from option exercises totaled $3.6 million and $1.1 million, respectively, and were recorded to paid-in capital.

The following summary reflects the status of non-vested stock options granted to employees and directors as of September 30, 2007 and changes during the year:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2007	300,220	$10.41
Vested	(10,860)	12.98
Granted	—	—
Forfeited	—	—
Non-vested as of September 30, 2007	289,360	$10.32

As of September 30, 2007 there was $1.4 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. We expect to recognize that cost pro rata over a weighted-average period of 3.7 years. The weighted average exercise price of the non-vested stock options is $22.20.

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

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through September 30, 2007 we have repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05. The shares were acquired as follows:

	Shares	Average
	Repurchased	Price

Year ended December 31, 2005	68,000	$43.03
Year ended December 31, 2006	182,100	$44.43
Quarter ended June 30, 2007	197,300	$40.50
Quarter ended September 30, 2007	916,900	$37.38
	1,364,300	$39.05

In 2006 we cancelled all of the shares repurchased in 2005 and 2006. During the second quarter of 2007 we cancelled 25,000 shares, and during the third quarter of 2007 we cancelled the remaining shares.

A summary of our common stock activity for the nine months ended September 30, 2007 follows:

	Number of Shares
	(in thousands)
	Issued	Treasury	Outstanding
December 31, 2006	83,962	(1,079)	82,883
Restricted shares issued under compensation plans, net of cancellations	499	—	499
Option exercises, net of cancellations	221	—	221
Treasury shares purchased	—	(1,114)	(1,114)
Treasury shares cancelled	(1,114)	1,114	—
September 30, 2007	83,568	(1,079)	82,489

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2007 (in thousands):

Balance as of January 1, 2007	$129,141
Liabilities incurred in the current period	3,229
Liabilities settled in the current period	(5,149)
Accretion expense	5,202
Revision of estimated liabilities	(1,192)
Balance as of September 30, 2007	131,231
Less: Current asset retirement obligation	(7,270)
Long-term asset retirement obligation	$123,961

5.              Long-Term Debt

At December 31, 2006, debt consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

Debt at September 30, 2007 consisted of the following (in thousands):

Bank debt	$39,000
9.6% Notes due 2012 (face value $195,000)	—
7.125% Notes due 2017	350,000
Floating rate convertible notes due 2023, 5.69% at September 30, 2007 (face value $125,000)	137,349	(2)
Total long-term debt	$526,349

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

Our revolving credit facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At September 30, 2007, there were outstanding borrowings of $39.0 million under the revolving credit facility at a weighted average interest rate of approximately 7.75%. We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $458.3 million at September 30, 2007.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On September 30, 2007, the interest rate equaled 5.69%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share. On September 28, 2007, the closing price of our common stock on the New York Stock Exchange was $37.25. There is not an observable market for the notes. Based on an average common stock price of $37.25, management estimates the fair value of the notes at September 30, 2007 was approximately $160.6 million (or $1,285 per bond).

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

6.              Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current (benefits) taxes	$—	$(11,537)	$—	$(7,219)
Deferred taxes	42,390	66,284	125,496	174,601
	$42,390	$54,747	$125,496	$167,382

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

As of September 30, 2007, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004 – 2006 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities which remain open for tax years 2003-2006 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the nine months ended September 30, 2007 was 36.7%.

7.              Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash paid during the period for:
Interest	$2,820	$11,968	$23,435	$26,085
Capitalized interest	4,990	6,726	14,979	18,555
Income taxes (net of refunds received)	$134	$183	$(370)	$36,268

8.              Earnings per Share and Comprehensive Income

Earnings per Share

The calculations of basic and diluted net earnings per common share are presented below (in thousands, except per share data):

	Three Months Ended		Nine Month Ended
	September 30,		September, 30,
	2007	2006	2007	2006

Net Income available to common stockholders for basic diluted shares	$73,156	$93,957	$216,491	$286,974

Basic weighted-average shares outstanding	81,568	82,052	82,022	82,062
Incremental shares from assumed exercise of stock options, vesting of restricted stock units and conversion of convertible senior notes	2,457	2,259	2,396	2,213
Diluted weighted-average shares outstanding	84,025	84,311	84,418	84,275

Earnings per share:
Basic	$0.90	$1.15	$2.64	$3.50
Diluted	$0.87	$1.11	$2.56	$3.41

There were stock options outstanding for 1,500,382 and 1,917,448 shares of our common stock at September 30, 2007 and 2006, respectively. All stock options and restricted units and shares were considered potentially dilutive securities for each of the periods presented.

Comprehensive Income

Comprehensive income is a term used to refer to net income plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income.

The components of comprehensive income are as follows (in 000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$73,156	$93,957	$216,491	$286,974
Other comprehensive income:
Cash flow hedges
Increase (decrease) in fair value	11,432	32,158	(7,457)	32,158
Settlements reflected in gas sales	(11,522)	—	(19,999)	—
Sub-total	(90)	32,158	(27,456)	32,158
Related income tax effect	(8)	(11,850)	10,145	(11,850)
Total cash flow hedges	(98)	20,308	(17,311)	20,308
Change in fair value of marketable securities available for sale, net of tax	33	(13)	79	20
Total comprehensive income	$73,091	$114,252	$199,259	$307,302

9.              Commitments and Contingencies

Litigation

In the normal course of business we have various litigation related matters and associated accruals, the resolution of which we believe, individually or in aggregate, would not have a material adverse effect on the financial condition of the Company. One of such matters is restricted cash of $7.4 million held for a mediated settlement pertaining to post-production deductions on properties operated by us. We anticipate payment of this settlement during 2007.

Other

At September 30, 2007, we had commitments of approximately $117.8 million relating to construction of a plant processing facility adjacent to a field of producing gas wells in which we have a significant interest. In July 2007, we entered into an agreement with a third party who will reimburse us for approximately 42.5 percent of the construction costs and thereby effectively reduce our net cash commitment to approximately $67.8 million.

We have approximately $128.7 million of contractual commitments related to our drilling obligations at September 30, 2007.

At September 30, 2007, we had firm sales contracts to deliver approximately 1.2 Bcf of natural gas over the next six months.  If this gas is not delivered, our financial commitment would be approximately $6.7 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.6 million.

All of the noted commitments were routine and were made in the normal course of our business.

10.       Property Sales

Various interests in oil and gas properties and related assets were sold during the first nine months of 2007 for $23.0 million which was recorded as a reduction to oil and gas properties.

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

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities, periodic sales of non-core properties, and external sources of capital. Various interests in oil and gas properties were sold during the first nine months of 2007 for $22.7 million. In October 2007 we closed on an $11.0 million property sale. Additionally, we have agreed to sell a portion of our non-core West Texas Spraberry oil properties for $90.0 million with an expected closing in December of 2007.

We project 2007 exploration and development expenditures to be approximately $1 billion. Approximately 39 percent of the expenditures will be in the Mid-Continent area, 38 percent in the Permian Basin, 18 percent in the Gulf Coast area and five percent in the Gulf of Mexico.

Exploration and development expenditures during the third quarter of 2007 totaled $234.2 million, down from $249.7 million for the third quarter of 2006. Capital expenditures for exploration and development during the first nine months of 2007 were $716.6 million, down from $804.6 million during the first nine months of 2006. In the nine months of 2007, we participated in drilling 345 gross (199 net) wells, with an overall completion rate of 92 percent.

Cash flow from operating activities for the nine months ended September 30, 2007 totaled $693.2 million, helping to fund our drilling program.

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

At the end of each quarter, we make a full cost ceiling limitation calculation, whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed an amount equal to the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense. Future net revenues used in the calculation of the full cost ceiling limitation are determined based on current oil and gas prices and is adjusted for designated cash flow hedges if it is determined that net capitalized costs exceed the full cost ceiling limit. The increase in 2007 commodity prices has significantly increased our full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. However, if commodity prices increase after period end and before issuance of the financial statements, these higher commodity prices will be used to determine if the capital costs are in fact impaired as of the end of the period.

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

In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, we recognized a net gain of $23.6 million during the first nine months of 2006. Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the first nine months of September 30, 2006 equaled $15.7 million. The derivative liability at September 30, 2006, relating to those contracts, equaled $2.7 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006. Using zero-cost collars, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively. Of the original 2007 volumes hedged there were 7.4 million MMBtu remaining as of September 30, 2007, which represented approximately 48% of our current anticipated Mid-Continent gas production for 2007. The 2008 hedged volumes represented 26% of our current anticipated Mid-Continent gas production for 2008.

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

Settlements received during the quarter and nine months ended September 30, 2007 equaled $11.5 million and $20 million which were recorded in gas sales and increased the realized gas price for the quarter and nine months ended by $0.39 per Mcf and $0.23 per Mcf, respectively. Also during the quarter and nine months ended September 30, 2007, we recognized an unrealized loss of $4 thousand and an unrealized gain of $13 thousand related to the ineffective portion of the derivative contracts, respectively. At September 30, 2007, $19.7 million and $1.9 million of the hedges were recorded as current and long-term assets, respectively, and a cumulative unrealized gain (net of deferred income taxes) of $13.6 million was recorded in other comprehensive income. See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment. In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. We closely monitor known and potential legal, environmental and other contingencies and periodically determine when we should record losses for these items based on information available to us. One of such accruals was for a mediated $7.5 million litigation settlement pertaining to post-production deductions on properties operated by us. We anticipate payment of this settlement during 2007. In the normal course of business we have various other litigation related matters and associated accruals, the resolution of which we believe, individually or in aggregate, would not have a material adverse effect on our company.

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

Overview

Our results of operations are primarily impacted by changes in oil and gas prices and changes in our production volumes. Realized oil prices increased from $66.57 per barrel in the third quarter of 2006 to $71.63 per barrel in the third quarter of 2007. Realized gas prices increased from $6.35 per Mcf in the third quarter of 2006 to $6.43 per Mcf in the third quarter of 2007.

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

Basis of Presentation

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2007 financial statement presentation.

RESULTS OF OPERATIONS

Periods Ended September 30, 2007 Compared with Periods Ended September 30, 2006:

SUMMARY DATA:	For the Three Months Ended		For the Nine Months Ended
(in thousands or as indicated)	September 30,		September 30,
	2007	2006	2007	2006
Net income	$73,156	$93,957	$216,491	$286,974
Per share-basic	0.90	1.15	2.64	3.50
Per share-diluted	0.87	1.11	2.56	3.41

Gas sales	$192,423	$197,460	$603,650	$622,841
Oil sales	135,335	111,801	343,329	308,911
Total oil and gas sales	$327,758	$309,261	$946,979	$931,752

Total gas volume-MMcf	29,921	31,096	88,560	94,429
Gas volume-MMcf per day	325.2	338.0	324.4	345.9
Average gas price-per Mcf (before hedge effect)	$6.04	$6.35	$6.59	$6.60
Effect of hedges per Mcf	0.39	—	0.23	—

Total oil volume-thousand barrels	1,889	1,679	5,451	4,819
Oil volume-barrels per day	20,537	18,255	19,967	17,651
Average oil price-per barrel	$71.63	$66.57	$62.99	$64.11

Gas gathering and processing revenues	$14,773	$13,126	$42,425	$36,520
Gas gathering and processing costs	(6,859)	(7,325)	(21,995)	(20,264)
Gas gathering and processing margin	$7,914	$5,801	$20,430	$16,256

Gas marketing revenues, net	$1,222	$495	$3,308	$3,241

Costs and expenses:
Depreciation, depletion and amortization	$117,634	$104,904	$339,315	$290,305
Production	55,945	42,624	151,866	128,200
Transportation	6,882	5,845	19,110	15,636
Taxes other than income	22,397	22,912	66,826	68,392
General and administrative	10,922	10,804	35,531	31,679
Stock compensation, net	2,800	2,265	8,068	6,329
Other operating, net	3,867	—	6,182	(61)
Gain on derivative instruments	—	(4,782)	—	(23,598)
Interest expense, net of capitalized interest	4,284	1,388	13,757	3,446
Amortization of fair value of debt	(191)	(947)	(1,718)	(2,838)
Gain on early extinguishment of debt	—	—	(5,099)	—
Asset retirement obligation	2,124	1,977	7,114	4,918
Other, net	(5,316)	(20,137)	(12,222)	(25,515)

Net income for the third quarter of 2007 was $73.2 million, or $0.87 per diluted share, compared to net income of $94.0 million, or $1.11 per diluted share for the same period in 2006. For the nine months ended September 30, 2007, net income was $216.5 million, or $2.56 per diluted share, compared to net income of $287.0 million, or $3.41 per diluted share, for the nine months of 2006. The change in net income results from the effect of changes in revenues and costs, as discussed further.

Oil and gas sales for the third quarter of 2007 totaled $327.8 million, compared to $309.3 million for the third quarter of 2006. The $18.5 million increase in sales between the two periods results from $12.0 million related to higher commodity prices, and $14.0 million due to higher oil production volumes offset by $7.5 million due to lower gas production volumes. For the nine months ended September 30, 2007, oil and gas sales increased by $15.2 million, to $947.0 million from $931.8 million during the nine months of 2006. This increase resulted from a $13.4 million increase in oil and gas sales related to higher commodity prices. The remaining $1.8 million increase was due to higher oil production volumes offset by lower gas production volumes between the two nine-month periods.

Realized gas prices averaged $6.43 per Mcf (including a positive $0.39 per Mcf effect from hedges) for the three months ended September 30, 2007, compared to $6.35 per Mcf for the third quarter of 2006. This change increased sales by $2.4 million between the two periods. Realized oil prices averaged $71.63 per barrel for the third quarter of 2007, compared to $66.57 per barrel for the same period in 2006. The increase in sales between periods resulting from this eight percent change in oil prices totaled $9.6 million.

For the nine months ended September 30, 2007, realized gas prices increased to $6.82 per Mcf (including a positive $0.23 per Mcf effect from hedges) from $6.60 per Mcf realized in the nine months of 2006. This price change increased sales by $19.5 million between the two nine-month periods. Realized oil prices averaged $62.99 per barrel for the nine months of 2007, compared to $64.11 per barrel for the same period in 2006, resulting in a $6.1 million decrease in sales between periods. Changes in realized prices were the direct result of overall market conditions.

Average gas volumes declined 12.8 MMcf per day in the third quarter of 2007 to 325.2 MMcf per day from 338.0 MMcf per day in the third quarter of 2006, resulting in $7.5 million of lower revenues. Oil volumes averaged 20,537 barrels per day for the third quarter of 2007, compared to 18,255 barrels per day in the same period of 2006, resulting in increased revenues of $14.0 million. For the nine months of 2007, gas volumes averaged 324.4 MMcf per day and oil volumes equaled 19,967 barrels per day, compared to nine months 2006 volumes of 345.9 MMcf per day and 17,651 barrels per day. The lower gas volumes decreased sales between the two periods by $38.7 million, and higher oil volumes resulted in $40.5 million of additional revenues. The lower gas volumes are attributable primarily to natural reservoir declines in our Gulf Coast and Gulf of Mexico areas, which were only partially offset by new exploration success in the area. Daily gas production volumes in these areas averaged 75.7 MMcf in 2007 versus 102.2 MMcf in 2006. The increase in oil sales volumes between the periods of 2007 and 2006 is due to positive drilling results primarily from our successful horizontal drilling programs in the Permian region.

Gas gathering and processing revenues, net of related costs, equaled $7.9 million in the third quarter of 2007, compared to $5.8 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, such revenues net of related costs totaled $20.4 million and $16.3 million, respectively. We own interests in gas gathering systems and gas processing plants that are connected to our production operations. We transport and process third party gas that is associated with our gas.

Gas marketing net revenues equaled $1.2 million in 2007 compared to $0.5 million, net of related costs of $20.7 million and $31.2 million for the third quarters of 2007 and 2006,

respectively. Gas marketing net revenues increased to $3.3 million from $3.2 million, net of related costs of $82.5 million and $118.2 million for the nine months of 2007 and 2006, respectively. Gas marketing revenues, net of related costs, pertain to sales of gas on behalf of third parties that is incidental to sales of our own production.

Costs and Expenses

Net costs and expenses (not including gas gathering, marketing, and processing costs) were $221.3 million in the third quarter of 2007 compared to $166.9 million in the third quarter of 2006. For the nine months of 2007 and 2006, these costs and expenses equaled $628.7 million and $496.9 million, respectively. Depreciation, depletion, and amortization (DD&A) was a large component of these changes between periods. DD&A equaled $117.6 million in the third quarter of 2007 compared to $104.9 million in the same period of 2006. For the nine months of 2007 and 2006, DD&A totaled $339.3 million and $290.3 million, respectively. On a unit of production basis, DD&A was $2.85 per Mcfe in the third quarter of 2007 compared to $2.55 per Mcfe for the third quarter of 2006. For the nine months of 2007 and 2006, DD&A on a unit of production basis equaled $2.80 per Mcfe and $2.35 per Mcfe, respectively. The increases largely stem from higher costs for reserves added during 2006 and 2007. Certain high cost wells that were determined not to be productive have influenced our per unit rates, even though overall drilling success rates have remained high.

Production costs rose $13.3 million from $42.6 million ($1.04 per Mcfe) in the third quarter of 2006 to $55.9 million ($1.36 per Mcfe) in the third quarter of 2007. For the nine months of 2007 and 2006, production costs equaled $151.9 million ($1.25 per Mcfe) and $128.2 million ($1.04 per Mcfe), respectively. The higher costs in 2007 resulted from the inclusion of costs associated with higher field operating expenses from an expanded number of properties, and higher maintenance costs.

Transportation costs increased from $5.8 million, or $0.14 per Mcfe, in the third quarter of 2006 to $6.9 million, or $0.17 per Mcfe, in the third quarter of 2007. Transportation costs for the nine months of 2007 equaled $19.1 million compared to $15.6 million for the same period in 2006. The increase is the result of expiring contracts being renewed with increased current market rates.

Taxes, other than income, decreased from $22.9 million in the third quarter of 2006 to $22.4 million in the third quarter of 2007. For the first nine months these costs were $1.6 million lower, decreasing from $68.4 million in 2006 to $66.8 million in the same period of 2007. The decrease during the period resulted from various severance tax credits received during the year.

General and administrative (G&A) expenses increased from $10.8 million in the third quarter of 2006 to $10.9 million in the third quarter of 2007. G&A expenses for the nine months of 2007 increased $3.8 million from $31.7 million in 2006 compared to $35.5 million for the same period of 2007. The increase between periods is due to higher employee-benefit costs and an increase in legal fees.

Stock compensation, net consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units, and stock option awards net of amounts capitalized. Stock compensation, net increased from $6.3 million in the nine months of 2006 to $8.1 million in the nine months of 2007.

Other Operating, net, equaled $6.2 million of expense for the nine months of 2007 compared to income of $61 thousand in the same period of 2006. The decrease between periods resulted from various litigation settlements and accruals pertaining primarily to resolution of oil and gas property title and royalty issues.

A component of net costs and expenses for 2006 was a gain on derivative instruments. In connection with the Magnum Hunter merger, Magnum Hunter’s existing commodity derivatives were not designated for hedge accounting treatment. As a result, we recognized a net gain of $23.6 million during the nine months of 2006. Activity included both non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to those contracts that settled in the nine months of September 30, 2006 equaled $15.7 million. The derivative liability at September 30, 2006, relating to those contracts, equaled $2.7 million. As of December 31, 2006, all derivative contracts assumed with the Magnum Hunter merger had matured.

To mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices, we entered into additional derivative contracts in July 2006. These derivatives have been designated for hedge accounting treatment as cash flow hedges.

Settlements received on derivative contracts during the quarter and nine months ended September 30, 2007 equaled $11.5 million and $20.0 million which were recorded in gas sales and increased the realized gas price for the quarter and nine months by $0.39 per Mcf and $0.23 per Mcf, respectively. Also during the quarter and nine months ended September 30 2007, we recognized an unrealized loss of $4 thousand and an unrealized gain of $13 thousand related to the ineffective portion of the derivative contracts, respectively. At September 30, 2007, $19.7 million and $1.9 million of the hedges were recorded as current and long-term assets, respectively, and a cumulative unrealized gain (net of deferred income taxes) of $13.6 million was recorded in other comprehensive income. See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

Net interest expense in the third quarter of 2007 of $4.1 million is comprised of $9.1 million of interest expense, offset by $5.0 million of capitalized interest resulting from interest recognized on borrowings associated with costs incurred to bring properties under development, not being amortized, to their intended use. Net interest expense in the third quarter of 2006 of $0.4 million is comprised of $7.1 million of interest expense, offset by $6.7 million of capitalized interest. Net interest expense for the nine months of 2007 equaled $12.0 million ($27.0 million of interest expense less $15.0 million of capitalized interest) compared to $0.6 million ($19.2 million of interest expense less $18.6 million of capitalized interest) for the same period of 2006. The increase in the 2007 net interest amounts compared to 2006 results from increased interest expense due to higher debt levels (long-term debt at September 30, 2007 equaled $526.3 million versus $399.6 million at September 30, 2006) and lower associated costs incurred to bring properties under development, not being amortized, to their intended use.

A gain on early extinguishment of debt of $5.1 million was recognized in the second quarter of 2007. On May 18, 2007 the $195.0 million (face value) 9.6% notes assumed in the Magnum Hunter merger were redeemed at a redemption price of 104.8% of the principal amount, for a total of $204.4 million. The gain recognized is the difference between the $204.4 million redemption amount plus related miscellaneous costs of $0.1 million and $209.6 million of net carrying amount of the debt consisting of $195.0 million of principal plus $14.6 million of premium resulting from the recording of the debt under purchase accounting when we first assumed the 9.6% notes.

Asset retirement obligation expense was $2.1 million in the third quarter of 2007 compared to $2.0 million for 2006. The asset retirement obligation expense increased from $4.9 million for the first nine months of 2006 to $7.1 million for the same period in 2007. We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. The liability at September 30, 2007 equaled $131.2 million versus $118.5 million at September 30, 2006.

Other, net for the third quarter of 2007 equaled $5.3 million of income compared to $20.1 million of income for the third quarter of 2006. Other, net for the nine months ended September 30, 2007 and 2006 equaled $12.2 million and $25.5 million of income, respectively. The components of Other, net consist of miscellaneous income and expense items that will vary from period to period, including income and loss in equity investees and gain or loss on sale of inventory. The large decrease is due to the 2006 liquidation of the Company’s investment in the Company’s limited partnership affiliates, Teal Hunter L.P. and Mallard Hunter L.P. Excess distributions of $18.3 million from this liquidation were recorded in Other, net in the third quarter of 2006.

Income Tax Expense

Income tax expense totaled $42.4 million for the third quarter of 2007 versus $54.7 million for the third quarter of 2006. Tax expense equaled a combined Federal and state effective income tax rate of 36.7 percent and 36.8 percent in the third quarters of 2007 and 2006, respectively. Income tax expense for the nine months of 2007 equaled $125.5 million compared to $167.4 million for the same period of 2006, equating to combined Federal and state effective income tax rates of 36.7 percent and 36.8 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary source of capital is cash flow generated from operating activities. Prices we receive for oil and gas sales and our level of production will impact these future cash flows. No prediction can be made as to the commodity prices we will receive. Production volumes will, in large part, depend upon the amount and results of future capital expenditures. In turn, actual levels of capital expenditures may vary due to many factors, including drilling results, oil and gas prices, industry conditions, prices and availability of goods and services, and the extent to which proved properties are acquired.

Cash flow provided by operating activities for the nine months of 2007 was $693.2 million, compared to $677.1 million for the nine months ended September 30, 2006. The increase in 2007 from the earlier period resulted from the change in receivables and accounts payable, primarily due to the relative changes in commodity prices for the two reporting periods.

Revenues from oil and gas sales facilitated the funding of our exploration and development expenditure program for the nine months of 2007.

Cash flow used in investing activities for the nine months of 2007 was $738.3 million, compared to $762.4 million for the nine months ended September 30, 2006. The decrease in 2007 resulted from the change in the timing of our exploration and development activity.

Cash flow provided by financing activities for the nine months of 2007 was $40.1 million versus $31.7 million for the nine months of 2006. The cash provided by financing activities in 2007 resulted primarily from the net proceeds from the sale of $350.0 million of 7.125% notes after the redemption of the outstanding $195.0 million 9.6% notes and the payment of outstanding borrowings under our credit facility.

Financial Condition

As of September 30, 2007, stockholders’ equity totaled $3.14 billion, up from $2.98 billion at December 31, 2006. The increase resulted primarily from current year net income of $216.5 million, offset by a reduction in other comprehensive income of $17.2 million, arising from the settlement of derivative contracts qualifying for hedge accounting treatment during the period. At September 30, 2007, our cash balance equaled $23 thousand.

A $0.04 per share cash dividend has been declared to stockholders in every quarter since December 2005.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. Through September 30, 2007 a total of 1,364,300 shares have been repurchased at an overall average price of $39.05.

Working Capital

Working capital at September 30, 2007 was $21.1 million, compared to $62.2 million at December 31, 2006. The change in working capital is primarily due to the decrease in the asset associated with derivative contracts outstanding at December 31, 2006. This decrease is the result of the settlement of derivative contracts qualifying for hedge accounting treatment during the first nine months of 2007 and an increase in accrued liabilities due mainly to the timing of payments.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at December 31, 2006 consisted of the following (in thousands):

Bank debt	$95,000
9.6% Notes due 2012 (face value $195,000)	210,746	(1)
Floating rate convertible notes due 2023 (face value $125,000)	137,921	(2)
Total long-term debt	$443,667

Debt at September 30, 2007 consisted of the following (in thousands):

Bank debt	$39,000
9.6% Notes due 2012 (face value $195,000)	—
7.125% Notes due 2017	350,000
Floating rate convertible notes due 2023, 5.69% at September 30, 2007 (face value $125,000)	137,349	(2)
Total long-term debt	$526,349

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

Our revolving credit facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At September 30, 2007, there were outstanding borrowings of $39.0 million under the revolving credit facility at a weighted average interest rate of approximately 7.75%. We also had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $458.3 million at September 30, 2007.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly. On September 30, 2007, the interest rate equaled 5.69%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.99 per share.

On September 28, 2007, the closing price of our common stock on the New York Stock Exchange was $37.25. There is not an observable market for the notes. Based on an average common stock price of $37.25, management estimates the fair value of the notes at September 30, 2007 was approximately $160.6 million (or $1,285 per bond).

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

Contractual Obligations and Material Commitments

At September 30, 2007, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	(In thousands)
		Less than	1-3		3-5		More than
Contractual Obligations	Total	1 Year	Years		Years		5 Years
Long-term debt (1)	$514,000	$—	$39,000		$—		$475,000
Fixed-Rate interest payments(1)	249,375	24,938	49,875		49,875		124,687
Operating leases	28,778	5,470	9,775		8,178		5,355
Drilling commitments	128,678	120,339	8,339		—		—
Plant facility	117,758	97,604	20,154		—		—
Asset retirement obligation	131,231	7,270	—	(2)	—	(2)	—	(2)
Other liabilities	15,453	8,197	67		59		7,130

(1)  These amounts do not include interest on the $39 million of bank debt outstanding at September 30, 2007. The weighted average interest rate at September 30, 2007 on the bank debt was approximately 7.75%. See Item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)   We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

At September 30, 2007, we had commitments of approximately $117.8 million relating to construction of a plant processing facility adjacent to a field of producing gas wells in which we have a significant interest. In July 2007, we entered into an agreement with a third party who will reimburse us for approximately 42.5 percent of the construction costs and thereby effectively reduce our net cash commitment to approximately $67.8 million.

At September 30, 2007, we had firm sales contracts to deliver approximately 1.2 Bcf of natural gas over the next six months.  If this gas is not delivered, our financial commitment would be approximately $6.7 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

Cimarex has other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.6 million.

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

Production estimates for 2007 range from 448 to 451 MMcfe per day. Revenues will depend not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2006, our realized prices averaged $6.50 per Mcf of gas and $61.96 per barrel of oil. Prices can be very volatile and the probability of 2007 realized prices being different than they were in 2006 is high.

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

Monthly gas price realizations during the third quarter of 2007 ranged from $6.18 per Mcf to $6.81 per Mcf. Oil prices ranged from $69.51 per barrel to $75.77 per barrel. Monthly gas price realizations during the nine months of 2007 ranged from $6.04 per Mcf to $7.66 per Mcf. Oil prices for the nine months of 2007 ranged from $51.38 per barrel to $75.77 per barrel. It is impossible to predict future oil and gas prices with any degree of certainty.

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

The following tables reflect the volumes, weighted average contract prices and fair values of the contracts we have in place as of September 30, 2007. We are exposed to risks associated with these contracts arising from volatility in commodity prices and the unlikely event of non-performance by the counterparties to the agreements. See Note 2 to the Consolidated Financial Statements and “Derivative Instruments” in Item 2 of this report for additional information regarding our derivative instruments.

				Mid-Continent
				Weighted Average	Fair Value
Commodity	Type	Volume/Day	Duration	Price	(000’s)
Natural Gas	Collars	80,000 MMBTU	Oct 07 – Dec 07	$7.00 - $10.17	$9,179
Natural Gas	Collars	40,000 MMBTU	Jan 08 – Dec 08	$7.00 - $9.90	12,375
					$21,554

At September 30, 2007, the weighted average Mid-Continent prices for the 2007 and 2008 contracts approximated $6.07 and $6.82, respectively.

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

The following table presents the carrying and fair value of our debt along with average interest rates as of September 30, 2007. The fair value for the convertible notes was based on an average price per share of $37.25 for our common stock. The fair value for the fixed rate senior notes was based on their last traded value before September 30, 2007.

					Book	Fair
Expected Maturity Dates	2010	2017	2023	Total	Value	Value
(in thousands of dollars)

Variable Rate Debt:
Bank Debt (a)	$39,000	$—	$—	$39,000	$39,000	$39,000
Convertible Notes (b)	$—	$—	$125,000	$125,000	$137,349	$160,627

Fixed Rate Debt:
Senior Notes (c)	$—	$350,000	$—	$350,000	$350,000	$348,250

(a)	At September 30, 2007, the weighted average interest rate on outstanding borrowings under the credit facility was approximately 7.75%.

(b)

The interest rate on the convertible notes is 5.69%. The rate on these notes is equal to the three month LIBOR, reset quarterly. A holder of these notes has the right to require us to repurchase all or a portion of these notes on December 15, 2008, 2013, and 2018. The repurchase will be equal to the face value of the notes plus accrued and unpaid interest up to the date of repurchase.

(c)	The interest rate on the senior notes due 2017 is a fixed 7.125%.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2007 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6 – EXHIBITS

3(ii)	Amended and Restated Bylaws of Cimarex Energy Co. (filed as Exhibit 3.1 to Current Report on Form 8-K dated September 20, 2007 and incorporated herein by reference).

31.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of F. H. Merelli, Chief Executive Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2007

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)