Form 10-K/A
period 2007-12-31
CIMAREX ENERGY CO
filed 2008-03-13
CIK 1168054

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D C 20549

Form 10-K/A-1

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

EXPLANATORY NOTE

        This Amendment on Form 10-K/A-1 is being filed to amend the tabular presentation of the proved reserve data shown in Footnote 17 of the Notes to the Consolidated Financial Statements. The changes to the proved reserve information are summarized below:

December 31, 2007
OIL
(MBbl)
Reserve data as originally presented:
Production	(8,812)
Sales of Properties	(7,446)
Reserve data as revised:
Production	(7,446)
Sales of Properties	(8,812)

        All other information contained in the Original Form 10-K remains unchanged, and the entire report with all Items is included in this Form 10-K/A-1 for the convenience of the reader. We have not updated the disclosures contained herein to reflect events that occurred after the date of the Original Form 10-K.

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

	December 31, 2007		December 31, 2006		December 31, 2005
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)
Total proved reserves—Developed and undeveloped Beginning of year	1,090,362	59,797	1,004,482	64,710	364,641	14,063
Revisions of previous estimates	50,027	1,251	(14,498)	(3,684)	9,534	270
Extensions, discoveries & improved recovery	162,136	13,361	170,933	5,018	209,758	4,477
Purchases of reserves	10,571	99	55,046	551	531,862	59,288
Production	(119,937)	(7,446)	(124,733)	(6,529)	(100,272)	(4,804)
Sales of properties	(70,465)	(8,812)	(868)	(269)	(11,041)	(8,584)

End of year	1,122,694	58,250	1,090,362	59,797	1,004,482	64,710

Proved developed reserves	848,001	51,497	851,213	50,202	820,244	51,521

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

Date: March 13, 2008

CIMAREX ENERGY CO.
By:	/s/ F.H. MERELLI F.H. Merelli Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F.H. MERELLI F.H. Merelli	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
/s/ PAUL KORUS Paul Korus	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 13, 2008
/s/ JAMES H. SHONSEY James H. Shonsey	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Jerry Box	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Glenn A. Cox	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Cortlandt S. Dietler	Director	March 13, 2008

/s/ F.H. MERELLI Attorney-in-Fact Hans Helmerich	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact David A. Hentschel	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Paul D. Holleman	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Monroe W. Robertson	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact Michael J. Sullivan	Director	March 13, 2008
/s/ F.H. MERELLI Attorney-in-Fact L. Paul Teague	Director	March 13, 2008