Form 10-Q
period 2008-03-31
CIMAREX ENERGY CO
filed 2008-05-06
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2008

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
Yes   ☐ No  ☒.

The number of shares of Cimarex Energy Co. common stock outstanding as of March 31, 2008 was 82,850,823.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$147,287	$123,050
Restricted cash	724	—
Short-term investments	9,364	14,391
Receivables, net	355,976	315,327
Inventories	40,785	29,642
Deferred income taxes	79	5,697
Derivative instruments	—	12,124
Other current assets	10,489	64,346
Total current assets	564,704	564,577
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	5,851,042	5,545,977
Unproved properties and properties under development, not being amortized	362,416	364,618
	6,213,458	5,910,595
Less – accumulated depreciation, depletion and amortization	(2,060,047)	(1,938,863)
Net oil and gas properties	4,153,411	3,971,732
Fixed assets, net	94,440	90,584
Goodwill	691,432	691,432
Other assets, net	94,461	44,469
	$5,598,448	$5,362,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,294	$52,671
Accrued liabilities	234,664	240,387
Derivative instruments	6,773	—
Revenue payable	145,474	131,513
Total current liabilities	459,205	424,571
Long-term debt	486,968	487,159
Deferred income taxes	1,121,923	1,076,223
Other liabilities	132,310	115,554
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,929,645 and 83,620,480 shares issued, respectively	839	836
Treasury stock, at cost, 1,078,822 shares held	(40,628)	(40,628)
Paid-in capital	1,848,532	1,842,690
Retained earnings	1,593,627	1,448,763
Accumulated other comprehensive income	(4,328)	7,626
	3,398,042	3,259,287
	$5,598,448	$5,362,794

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Gas sales	$258,955	$196,290
Oil sales	195,450	97,164
Gas gathering, processing and other	21,371	12,639
Gas marketing, net	1,300	782
	477,076	306,875
Costs and expenses:
Depreciation, depletion and amortization	125,556	108,884
Asset retirement obligation	1,594	2,591
Production	52,052	45,005
Transportation	8,309	5,934
Gas gathering and processing	10,041	7,311
Taxes other than income	30,607	20,627
General and administrative	11,584	12,651
Stock compensation, net	2,275	2,670
Other operating, net	1,036	(271)
	243,054	205,402

Operating income	234,022	101,473

Other (income) and expense:
Interest expense	8,420	9,165
Capitalized interest	(4,606)	(5,091)
Amortization of fair value of debt	(191)	(947)
Other, net	(3,017)	(3,449)

Income before income tax expense	233,416	101,795
Income tax expense	83,581	37,167

Net income	$149,835	$64,628

Earnings per share:
Basic	$1.84	$0.79
Diluted	$1.76	$0.77

Weighted average shares outstanding:
Basic	81,286	82,222
Diluted	85,200	84,393

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$149,835	$64,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	125,556	108,884
Asset retirement obligation	1,594	2,591
Deferred income taxes	55,663	37,167
Stock compensation, net	2,275	2,670
Other	(223)	(542)
Changes in operating assets and liabilities
(Increase) decrease in receivables, net	(40,649)	6,311
(Increase) decrease in other current assets	(6,437)	1,115
Increase (decrease) in accounts payable and accrued liabilities	28,307	(35,245)
Decrease in other non-current liabilities	(676)	(1,110)
Net cash provided by operating activities	315,245	186,469
Cash flows from investing activities:
Oil and gas expenditures	(284,281)	(252,371)
Proceeds from sale of assets	104	349
Sales of short-term investments	5,000	—
Other expenditures	(8,994)	(2,303)
Net cash used by investing activities	(288,171)	(254,325)
Cash flows from financing activities:
Net increase in bank debt	—	66,000
Dividends paid	(4,953)	(3,365)
Proceeds from issuance of common stock and other	2,116	7,524
Net cash provided by (used in) financing activities	(2,837)	70,159
Net change in cash and cash equivalents	24,237	2,303
Cash and cash equivalents at beginning of period	123,050	5,048
Cash and cash equivalents at end of period	$147,287	$7,351

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared by Cimarex Energy Co. pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K have been omitted.  Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our 2007 Annual Report on Form 10-K/A-1.

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

At the end of each quarter, we make a full cost ceiling limitation calculation, whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed an amount equal to the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense.  Future net revenues used in the calculation of the full cost ceiling limitation consider significant changes in quantities and are determined based on current oil and gas prices which are adjusted for designated cash flow hedges.   Increases and decreases in proved reserve estimates, due to quantity revisions or fluctuations in commodity prices, will result in corresponding changes to the full cost ceiling limitation.  If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense.  However, if commodity prices increase after period end and before issuance of the financial statements, the higher commodity prices will be used to determine if the capital costs are in fact impaired as of the end of the period.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Use of Estimates

We make certain estimates and assumptions to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period and in disclosures of commitments and contingencies.  We analyze our estimates, including those related to oil and gas revenues, reserves and properties, as well as goodwill and contingencies, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved oil and gas reserves, the use of these oil and gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations and estimates of future abandonment obligations used in recording asset retirement obligations, and the assessment of goodwill.  Estimates and judgments are also required in determining reserves for bad debt, impairments of undeveloped properties, purchase price allocation, and valuation of deferred tax assets.

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2008 financial statement presentation.

2.     Financial Instruments

Derivatives

In 2006, we entered into derivative contracts to mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices.  Using zero-cost collars with Mid-Continent weighted average floor and ceiling prices of $7.00 to $10.17 for 2007 and $7.00 to $9.90 for 2008, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively.  At March 31, 2008, the remaining contracts outstanding represented approximately 24% of our current anticipated Mid-Continent gas production for 2008.

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

Settlements received during the quarters ended March 31, 2008 and 2007 equaled $1.0 million and $5.1 million, respectively, which were recorded in gas sales and increased the average realized price for the periods by $0.03 and $0.18 per Mcf, respectively.  During the periods ended March 31, 2008 and 2007, we recognized an unrealized loss of $354 thousand and $78 thousand, respectively, related to the ineffective portion of the derivative contracts.

At December 31, 2007, the fair value of the remaining contracts was $12.1 million, recorded as a current asset and an unrealized gain of $7.7 million (net of deferred income taxes) was included in other comprehensive income.

At March 31, 2008, the fair value calculation of the remaining contracts resulted in a current liability of approximately $6.8 million.  An unrealized loss (net of deferred income taxes) of $4.1 million was recorded in other comprehensive income.  These contracts will expire during the remaining nine months of 2008.  We believe that we have sufficient production volumes such that the hedge contract transactions will occur as expected.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Short-term Investments

In the fourth quarter of 2007, we invested $16 million in a securities fund.  The investments, which are expected to be liquidated within the next twelve months, are classified as current assets, available-for-sale and are marked-to-market at the end of each period, through other comprehensive income.  As of March 31, 2008, we had liquidated $6.3 million of the investments with a realized loss of $87 thousand.  We also recorded an unrealized loss of $298 thousand in other comprehensive income, resulting in a fair value attributable to the investments of $9.4 million.

Debt

Our revolving credit facility provides for $500 million of long-term committed credit.  The carrying amount of the credit facility approximates the fair value because the interest rates on the credit facility are variable.  At March 31, 2008 and December 31, 2007, there were no outstanding borrowings under the credit facility.

The following table presents the carrying amounts and estimated fair values of our other debt instruments:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.125% Notes due 2017(1)	$350,000	$347,375	$350,000	$346,504
Floating rate convertible notes due 2023 (face value $125,000)	$136,968	$238,000	$137,159	$183,395

(1)          The fair values for the fixed rate notes were based on their last traded value before period end.

The carrying amounts for the convertible notes do not reflect $49.6 million of Paid in Capital attributable to the fair value of our common stock at the time we acquired the convertible notes.  There is not an observable market for these notes.  The fair values of the convertible notes were based on the closing price per share for our common stock, which was $54.74 at March 31, 2008 and $42.53 at December 31, 2007.  Therefore, the calculated fair value includes value attributable to both the face amount of the notes and the conversion feature.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities.  Adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, had no material impact on our financial statements.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.  At March 31, 2008 and December 31, 2007, our aggregate allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $5.8 million.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

3.     Capital Stock

Stock-based Compensation

Our 2002 Stock Incentive Plan was approved by stockholders in May 2003 and is effective until October 1, 2012. The plan provides for grants of stock options, restricted stock and restricted stock units to non-employee directors, officers and other eligible employees. A total of 12.7 million shares of common stock may be issued under the Plan.

Restricted Stock and Units

During the three months ended March 31, 2008, we issued a total of 237,000 restricted shares to non-employee directors, officers, and other employees.  Included in that amount are 228,000 shares issued to certain executives that are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance. After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  The material terms of performance goals applicable to these awards were approved by stockholders in May 2006.  The remaining shares granted in 2008 have service-based vesting schedules of five years.

The following table presents restricted stock activity as of March 31, 2008, and changes during the year:

Outstanding as of January 1, 2008	1,289,695
Vested	—
Granted	237,000
Canceled	(8,600)
Outstanding as of March 31, 2008	1,518,095

The following table presents restricted unit activity as of March 31, 2008 and changes during the year:

Outstanding as of January 1, 2008	701,915
Converted to Stock	—
Granted	—
Canceled	—
Outstanding as of March 31, 2008	701,915
Vested included in outstanding	565,839

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Compensation costs for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award. The fair value of the market condition-based restricted stock awards is based on the grant-date market value of the award, utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of a three-year period.   Compensation costs related to the restricted stock and units is recognized ratably over the applicable vesting period.  For the three months ended March 31, 2008 and 2007, total compensation costs (including capitalized amounts) equaled $3.6 million and $2.9 million, respectively.

Unamortized compensation costs related to unvested restricted shares and units at March 31, 2008 and 2007 was $34.5 million and $30.3 million, respectively.

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

There were no stock options granted to employees during the three months ended March 31, 2008 and 2007.

Information about outstanding stock options is summarized below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Term	(000)

Outstanding as of January 1, 2008	1,459,265	$17.26
Exercised	(80,765)	11.87
Granted	—	—
Canceled	—	—
Outstanding as of March 31, 2008	1,378,500	$17.58	4.4 Years	$51,226
Exercisable as of March 31, 2008	1,307,040	$16.57	4.2 Years	$49,893

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $3.2 million and $8.6 million, respectively.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Compensation costs for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted.  We recognize compensation costs related to stock options ratably over the vesting period.  For the three months ended March 31, 2008 and 2007, compensation costs (including capitalized amounts) equaled $82 thousand and $496 thousand, respectively.

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

Cash received from option exercises during the three months ended March 31, 2008 and 2007 was $958 thousand and $4.4 million, respectively. The related tax benefits realized from option exercises totaled $1.2 million and $3.2 million, respectively, and were recorded to paid-in capital.

The following summary reflects the status of non-vested stock options granted to employees and directors as of March 31, 2008 and changes during the year:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2008	71,460	$15.57
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested as of March 31, 2008	71,460	$15.57

As of March 31, 2008, there was $950 thousand of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. We expect to recognize that cost pro rata over a weighted-average period of 3.3 years. The weighted average exercise price of the non-vested stock options is $36.09.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

Dividends and Stock Repurchases

In December 2005, the Board of Directors declared our first quarterly cash dividend of $0.04 per share. A $0.04 per share cash dividend was also declared to stockholders in every quarter through the third quarter of 2007.  In December 2007, the dividend was increased to $0.06 per share.  Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

Issuer Purchases of Equity Securities for the Quarter Ended March 31, 2008

	Total Number of Shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs

January, 2008	None	NA	None	2,635,700
February, 2008	None	NA	None	2,635,700
March, 2008	None	NA	None	2,635,700	(1)

(1)   In December 2005, the Board of Directors authorized the repurchase of up to four million shares of our common stock.  The authorization is currently set to expire on December 31, 2009.  Through December 31, 2007, we had repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05.  Purchases may be made in both the open market and through negotiated transaction, and purchases may be increased, decreased or discontinued at any time without prior notice.  There were no shares repurchased in the first quarter of 2008, or since the quarter ended September 30, 2007.

A summary of our common stock activity for the three months ended March 31, 2008, follows:

	Number of Shares (in thousands)
	Issued	Treasury	Outstanding
December 31, 2007	83,621	(1,079)	82,542
Restricted shares issued under compensation plans, net of cancellations	228	—	228
Option exercises, net of cancellations	81	—	81
March 31, 2008	83,930	(1,079)	82,851

4.     Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2008 (in thousands):

Balance as of January 1, 2008	$113,054
Liabilities incurred	969
Liability settlements and disposals	(142)
Accretion expense	1,594
Revisions of estimated liabilities	(6,702)
Balance as of March 31, 2008	108,773
Current asset retirement obligation	7,270
Long-term asset retirement obligation	$101,503

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

5.     Long-Term Debt

Debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Bank debt	$—	$—
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $125,000)	136,968	137,159
Total long-term debt	$486,968	$487,159

Our revolving credit facility provides for $500 million of long-term committed credit.  The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries.  At March 31, 2008, there were no outstanding borrowings under the revolving credit facility.  We had letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $497.3 million at March 31, 2008.

The credit facility agreement contains both financial and non-financial covenants which we are in compliance with at period end.

In May, 2007 we sold $350 million of 7.125% senior unsecured notes that will mature May 1, 2017. The notes were sold to the public at par.  Net proceeds from the sale were used to redeem our 9.6% notes and reduce outstanding borrowings under our credit facility. Interest is payable May 1 and November 1 of each year. The first interest payment was made on November 1, 2007. The notes are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

The notes are senior unsecured obligations and bear interest at an annual rate equal to the three-month LIBOR rate, reset quarterly.  The interest rate in effect on March 31, 2008 was 2.8%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.75 per share.  On March 31, 2008, the closing price of our common stock on the New York Stock Exchange was $54.74.  To date, no holders have surrendered their notes for conversion.  In addition to the holders’ right to redeem the notes if our common stock price is above the conversion price, the holders also have the right to require us to repurchase all or a portion of the notes at a repurchase price equal to 100% of the principal amount (plus accrued interest) on December 15, 2008, 2013, and 2018.   The indenture agreement also provides us with an option to redeem some or all of the notes at a redemption price equal to 100% of the principal amount and shares for the value of the convertible feature (plus accrued interest) anytime after December 22, 2008.

6.     Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Current provision (benefits)	$27,918	$(15,354)
Deferred taxes	55,663	52,521
	$83,581	$37,167

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

As of March 31, 2008, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2004 –2007 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities which remain open for tax years 2003-2007 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and special deductions.  The effective income tax rate for the three months ended March 31, 2008 was 35.8%.

7.     Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cash paid during the period for:
Interest expense	$2,211	$13,835
Interest capitalized	4,606	5,091
Income taxes	26,423	2
Cash received for income taxes	179	692

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

8.     Earnings per Share and Comprehensive Income

Earnings per Share

The calculations of basic and diluted net earnings per common share are presented below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Net Income available to common stockholders for basic diluted shares	$149,835	$64,628

Basic weighted-average shares outstanding	81,286	82,222
Incremental shares from assumed exercise of stock options and vesting of restricted stock and units	1,789	1,296
Incremental shares from assumed conversion of the convertible senior notes	2,125	875
Diluted weighted-average shares outstanding	85,200	84,393
Earnings per share:
Basic	$1.84	$0.79
Diluted	$1.76	$0.77

The following table presents the amounts of outstanding stock options, restricted stock and units as follows:

	March 31,
	2008	2007

Stock options	1,378,500	1,555,451
Restricted stock	1,518,095	1,005,779
Restricted units	701,915	696,641

All stock options and restricted units and shares were considered potentially dilutive securities for each of the periods presented except for those determined to be anti-dilutive as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Stock options	30,300	90,900
Restricted stock	5,495	24,205
	35,795	115,105

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Comprehensive Income

Comprehensive income is a term used to refer to net income plus other comprehensive income.  Other comprehensive income is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net Income	$149,835	$64,628
Other comprehensive income:
Cash flow hedges
Decrease in fair value	(17,550)	(30,894)
Settlements reflected in gas sales	(992)	(5,108)
Sub-total	(18,542)	(36,002)
Related income tax effect	6,791	13,287
Total cash flow hedges	(11,751)	(22,715)
Change in fair value of short-term investments and other, net of tax	(203)	(30)
Total comprehensive income	$137,881	$41,883

9.     Commitments and Contingencies

Litigation

In the normal course of business, we have various litigation related matters and associated accruals.  Though some of the related claims may be significant, the resolution of them we believe, individually or in aggregate, would not have a material adverse effect on our company.

Other

At March 31, 2008, we had commitments of $138.8 million relating to construction of a gas processing facility adjacent to our Riley Ridge gas field in Sublette County, Wyoming.  Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for approximately 43% of the construction costs, which will effectively reduce our net cash commitment to $79.8 million.

We have approximately $148.7 million of contractual commitments related to our drilling obligations at March 31, 2008.

At March 31, 2008, we had firm sales contracts to deliver approximately 3.4 Bcf of natural gas over the next twelve months.  If this gas is not delivered, our financial commitment would be approximately $28.2 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.   However, we believe no financial commitment will be due based on our reserves and current production levels.

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

First quarter 2008 financial and operating highlights:

•                  First quarter oil and gas production volumes averaged 476.2 million cubic feet equivalent per day (MMcfe/d), up from 441.5 MMcfe/d for first quarter 2007.

•                  First quarter oil and gas sales totaled $454.4 million, a 55% increase compared to the same period of 2007.

•                  First quarter cash flow from operating activities increased 69% to $315.2 million from first quarter 2007.

•                  First quarter net income was $149.8 million versus $64.6 million for the same period in 2007.

•                  First quarter drilling totaled 126 gross (76 net) wells, completing 95% as producers.

•                  We currently have 36 operated rigs running.

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

To supplement our growth and to provide for new drilling opportunities, we also consider mergers and acquisitions. In first quarter 2008 we purchased $1.0 million of assets, for the year 2007 we purchased $40.9 million of assets, with the largest acquisition being in the Texas Panhandle area for $35.8 million. This transaction added over 50 locations to our already active Texas Panhandle drilling program and eight Bcfe of proved reserves. In 2005 we acquired Magnum Hunter Resources, Inc, in a stock-for-stock merger with a total transaction value of approximately $2.1 billion. Magnum Hunter was an independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico.

From time to time we also consider selling certain assets. During first quarter 2008 we had no asset sales, for the year 2007, we sold $177.0 million of non-core properties. The two largest sales were $87.5 million for our West Texas Spraberry oil properties and $53.5 million for our Gulf of Mexico Main Pass area operated properties. We continue to evaluate alternatives for the rest of our Gulf of Mexico assets.

Oil and Gas Prices

While our revenues are a function of both production and prices, wide swings in prices have had the greatest impact on our results of operations. Our average realized gas price increased from $6.73 per Mcf in first quarter 2007 to $8.38 per Mcf in 2008; and oil prices increased from $55.22 per barrel in first quarter 2007 to $94.38 per barrel in 2008. In addition to supply and demand, oil and gas prices are affected by seasonal, economic and geo-political factors that we can neither control nor predict. However, we have made limited use of hedging transactions to somewhat reduce price risk as discussed further below.

	Three Months Ended March 31,
	2008	2007
Gas Prices:
Average Henry Hub price ($/Mcf)	$8.03	$6.77
Average realized sales price – including hedge effect ($/Mcf)	$8.38	$6.73
Effect of hedges ($/Mcf)	$0.03	$0.18

Oil Prices:
Average WTI Cushing price ($/Bbl)	$97.90	$58.16
Average realized sales price ($/Bbl)	$94.38	$55.22

On an energy equivalent basis, 71% of our 2008 aggregate production was natural gas. A $0.10 per Mcf change in our average realized gas sales price would have resulted in approximately a $3.1 million change in our gas revenues. Similarly 29% of our production was crude oil. A $1.00 per barrel change in our average realized crude oil sales price would have resulted in approximately a $2.1 million change in our oil revenues.

To mitigate a portion of our exposure to potentially adverse gas market changes, in July 2006 we entered into certain derivative contracts covering approximately 24% of our overall 2007 gas production and about 12% of our estimated 2008 gas volumes. We executed cash flow effective hedges by purchasing $7.00/MMbtu put options on a portion of our 2007 and 2008 Mid-Continent gas production. We used the proceeds from selling call options on the same volume of gas to pay for the puts, thus establishing what is commonly known as a “zero-cost collar.” We hedged 29.2 million MMbtu and 14.6 million MMbtu for 2007 and 2008, respectively. See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

Production and other operating expenses

The costs associated with finding and producing oil and gas are substantial. Some of these costs vary with oil and gas prices, some trend with production volume and some are a function of the number of wells we own.  At the end of 2007, we owned interests in 12,841 wells.

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

Significant expenses that generally do not trend with production

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock and restricted stock units to certain employees and the expensing of stock options resulting from the adoption of SFAS No. 123R, Share Based Payment. Net stock compensation expense in the first three months of 2008 was $2.3 million compared to $2.7 million in the first three months of 2007.

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 vs. March 31, 2007

Net income for the first quarter of 2008 was $149.8 million, or $1.76 per diluted share. This compares to net income of $64.6 million, or $0.77 per diluted share for the same period in 2007. The change in net income is generally the result of higher oil and gas sales.

Oil and Gas Sales

			Percent
	For the Three Months		Change
	Ended March 31,		Between	Price/Volume Analysis
(In thousands or as indicated)	2008	2007	2008/2007	Price	Volume	Variance
Gas sales	$258,955	$196,290	32%	$51,002	$11,663	$62,665
Oil sales	195,450	97,164	101%	81,100	17,186	98,286
Total oil and gas sales	$454,405	$293,454		$132,102	$28,849	$160,951

Total gas volume—MMcf	30,910	29,177	6%
Gas volume—MMcf per day	339.7	324.2
Average gas price—per Mcf	$8.38	$6.73	25%
Effect of hedges—per Mcf	$0.03	$0.18
Total oil volume—thousand barrels	2,071	1,760	18%
Oil volume—barrels per day	22,757	19,552
Average oil price—per barrel	$94.38	$55.22	71%

Oil and gas sales for the first quarter of 2008 totaled $454.4 million, compared to $293.5 million in 2007. Of the $161 million increase in sales between the two periods, $28.8 million related to higher production volumes and $132.1 million resulted from higher prices.

Compared to the first quarter of 2007, our first quarter 2008 oil production increased by 18% to an average of 22,757 barrels per day in 2008. This increase resulted in $17.2 million of incremental revenues. Gas volumes averaged 339.7 MMcf per day in 2008 compared to 324.2 MMcf per day in the first quarter of 2007, resulting in an increase in revenues of $11.7 million. Total 2008 oil and gas production volumes were 476.2 MMcfe per day, up 34.7 MMcfe per day from 2007.

Average realized gas prices increased by 25% to $8.38 per Mcf for the three months ended March 31, 2008, compared to $6.73 per Mcf for the first quarter of 2007. This price increase boosted gas sales by $51.0 million between the two periods. Included in our 2008 realized gas price is $1.0 million of cash receipts (a positive $0.03 per Mcf effect) from settlement of cash flow hedges on 40,000 MMBtu per day of Mid-Continent gas production.  Included in our 2007 realized gas price is $5.1 million of cash receipts (a positive $0.18 per Mcf effect) from settlement of cash flow hedges on 80,000 MMBtu per day of Mid-Continent gas production. We currently have 40,000 MMBtu per day of our Mid-Continent gas production hedged for 2008 at a floor price of $7.00/MMBtu.

Realized oil prices averaged $94.38 per barrel during the first quarter of 2008, compared to $55.22 per barrel for the same period in 2007. The increase in oil sales resulting from this 71% improvement in oil prices totaled $81.1 million.

Changes in realized gas and oil prices were mostly the result of overall market conditions.

	For the Three Months Ended March 31,
	2008	2007
Gas Gathering, Processing, Marketing and Other (in thousands):
Gas gathering, processing and other revenues	$21,371	$12,639
Gas gathering and processing costs	(10,041)	(7,311)
Gas gathering, processing and other margin	$11,330	$5,328

Gas marketing revenues, net of related costs	$1,300	$782

We sometimes transport, process and market third-party gas that is associated with our gas. In the first quarter of 2008, third-party gas gathering, processing and other contributed $11.3 million of pre-tax cash operating margin (revenues less direct cash expenses) versus $5.3 million in 2007. Our gas marketing margin (revenues less purchases) increased to $1.3 million in the first quarter of 2008 from $0.8 million in the first quarter of 2007. Increases in net margins from gas gathering, processing, marketing and other activities are the direct result of increased volumes and overall market conditions.

	For the Three Months Ended		Variance
	March 31,		Between
	2008	2007	2008/2007
Operating costs and expenses (in thousands):
Depreciation, depletion and amortization	$125,556	$108,884	$16,672
Asset retirement obligation	1,594	2,591	(997)
Production	52,052	45,005	7,047
Transportation	8,309	5,934	2,375
Taxes other than income	30,607	20,627	9,980
General and administrative	11,584	12,651	(1,067)
Stock compensation	2,275	2,670	(395)
Other operating, net	1,036	(271)	1,307
	$233,013	$198,091	$34,922

Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased to $233.0 million in the first quarter of 2008 compared to $198.1 million in the first quarter of 2007.

DD&A was the largest component of the increase between periods. DD&A equaled $125.6 million in the first quarter of 2008 compared to $108.9 million in the same period of 2007. On a unit of production basis, DD&A was $2.90 per Mcfe in 2008 compared to $2.74 per Mcfe for 2007. The increase stems from replacement costs for reserves added being higher than costs of reserves produced. Service costs to drill and complete wells have been increasing and we are drilling deeper and more complex wells.

Production costs rose $7.1 million from $45.0 million ($1.13 per Mcfe) in the first quarter of 2007 to $52.1 million ($1.20 per Mcfe) in the first quarter of 2008. The increase between periods is primarily due to higher direct labor and overhead costs, compression costs, and greater water disposal costs than in the past. These higher costs are caused by increased industry demand for services and experienced personnel as well as our positive drilling results which have increased our number of producing properties.

Transportation costs increased from $5.9 million in the first quarter of 2007 to $8.3 million in the first quarter of 2008. The increase is the result of higher sales volumes and that expiring contracts are being renewed with increased current market rates.

General and administrative (G&A) expenses decreased $1.1 million from $12.7 million in the first quarter of 2007 to $11.6 million in the first quarter of 2008. The decrease between periods is primarily due to increased overhead recoveries and allocations charged to production expense.

Other income and expense

Interest expense decreased from $9.2 million to $8.4 million. This change resulted from a $2.4 million decrease in interest expense on bank debt as we had no borrowings on our credit facility during the first quarter of 2008.  This decrease was partially offset by a $1.6 million increase in interest expense on senior debt due to an increase in long-term borrowings.  This increase resulted from the sale of $350 million 7.125% senior unsecured notes (net of the decrease of long-term debt of $195.0 million due to the redemption of our 9.6% notes) in May 2007.

Other, net decreased from $3.4 million of income in the first quarter of 2007 to $3.0 million of income in the first quarter of 2008. Components consist of miscellaneous income and expense items that will vary from period to period, including income and loss in equity investees, gain or loss on sale of inventory and interest income. The change from 2007 to 2008 consisted of a $1.1 million decrease in miscellaneous income items in 2008 that was primarily offset by an increase in interest income in the current quarter.

Income tax expense

Income tax expense totaled $83.6 million, of which $27.9 million is current, for the first quarter of 2008 versus $37.2 million for the first quarter of 2007. Tax expense equaled a combined federal and state effective income tax rate of 35.8% and 36.5% in the first quarters of 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity and capital resources are cash flow from operating activities, occasional property sales, borrowings under our bank credit facility and public offerings of debt securities. Our primary uses of funds are exploration and development, property acquisitions, common stock dividends and occasional share repurchases.

Exploration and development expenditures and dividend payments have generally been funded by cash flow provided by operating activities. We believe that our cash flow from operating activities and other capital resources will be adequate to fund our remaining planned 2008 capital expenditures.

Analysis of Cash Flow Changes

Cash flow provided by operating activities for the three months of 2008 was $315.2 million, compared to $186.5 million for the three months ended March 31, 2007. The increase in first quarter 2008 resulted primarily from higher gas prices, higher oil prices and increased production.

Cash flow used in investing activities for the three months of 2008 was $288.2 million, compared to $254.3 million for the three months ended March 31, 2007. Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions and property sales. The increase from first quarter 2007 to 2008 was mostly caused by increased oil and gas expenditures resulting from increased activity in our drilling and exploitation programs.

Net cash flow used in financing activities in the three months of 2008 was $2.8 million versus $70.2 million provided in the three months of 2007. The significant use in first quarter 2008 was for dividends paid. The cash provided in 2007 resulted primarily from borrowings on our credit facility.

Capital Expenditures

The following table sets forth certain historical information regarding capitalized expenditures by us in our oil and gas acquisition, exploration, and development activities (in thousands):

	For Three Months Ended
	March 31,
	2008	2007
Acquisitions:
Proved	$1,045	$23
Unproved	—	—
	1,045	23
Exploration and development:
Land and seismic	23,171	21,143
Exploration and development	283,784	224,362
	306,955	245,505

Property sales	—	(250)
	$308,000	$245,278

Our exploration and development expenditures increased 25 percent in first quarter 2008 compared to first quarter 2007. The increase in 2008 resulted primarily from an increase in exploration activity in our Permian Basin and Mid-Continent regions.  Overall, we drilled a total of 126 gross (76 net) wells during the first three months of 2008 versus 110 gross (62 net) wells in the same period of 2007.

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

Financial Condition

Total assets increased by $0.2 billion in the first quarter of 2008 from $5.4 billion at the beginning of the year to reach $5.6 billion by quarter end. This change was due to the increase in our net oil and gas assets primarily because of our drilling program. As of March 31, 2008, stockholders’ equity totaled $3.4 billion, up from $3.3 billion at December 31, 2007. The increase resulted primarily from first quarter net income of $149.8 million.

Dividends

In December 2005, the Board of Directors declared the Company’s first quarterly cash dividend of $.04 per share payable to shareholders. A dividend has been authorized in every quarter since then. On December 12, 2007 the Board of Directors increased the regular cash dividend on our common stock from $0.04 to $0.06 per common share.

Common Stock Repurchase Program

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. During 2007 we repurchased a total of 1,114,200 shares at an average purchase price of $37.93. Cumulative purchases through December 31, 2007 total 1,364,300 shares at an average price of $39.05.  No purchases have been made in the first quarter of 2008.

Working Capital

Working capital decreased $34.5 million from year-end 2007 to $105.5 million at quarter-end 2008. Working capital decreased primarily because of an increase in revenue payable of $14.0 million due to increased production and prices and an increase in accounts payable of $19.6 million mostly due to the timing of payments.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Bank debt	$—	$—
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $125,000)	136,968	137,159
Total long-term debt	$486,968	$487,159

Our revolving credit facility provides for $500 million of long-term committed credit. The facility is scheduled to mature on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. At March 31, 2008, there were no outstanding borrowings under the revolving credit facility. We had outstanding letters of credit for approximately $2.7 million posted against the borrowing base, leaving an unused borrowing amount of approximately $497.3 million.

The credit facility agreement contains both financial and non-financial covenants. We are in compliance with these covenants and do not view them as materially restrictive.

In May 2007 we sold $350 million of new 7.125% senior unsecured notes that will mature May 1, 2017. The notes were sold to the public at par. Net proceeds from the sale were used to redeem our 9.6% notes and reduce borrowings under our credit facility. Interest on the new notes is payable May 1 and November 1 of each year. The first interest payment was made on November 1, 2007. The notes are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

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

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  The interest rate in effect on March 31, 2008 was 2.8%.

Holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the fixed conversion price of $28.75 per share. On March 31, 2008, the closing price of our common stock traded on the New York Stock Exchange was $54.74. There is not an observable market for the notes. Based on the closing price per share of our common stock, management estimates the fair value of the notes at March 31, 2008 was approximately $238.0 million (or $1,904 per bond).

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

Contractual Obligations and Material Commitments

At March 31, 2008, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations	Total	Less Than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(In thousands)
Long-term debt(1)	$475,000	$—	$—		$—		$475,000
Fixed-Rate interest payments (1)	236,906	24,938	49,875		49,875		112,218
Operating leases	31,634	5,664	10,708		10,042		5,220
Drilling commitments	148,718	148,718	—		—		—
Gas processing facility(2)	69,149	17,250	51,899		—		—
Asset retirement obligation	108,773	7,270	—	(3)	—	(3)	—	(3)
Other liabilities	6,910	33	58		51		6,768

(1)         See Item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)         At March 31, 2008, we had committed to construction of a gas processing facility adjacent to our Riley Ridge gas field in Sublette County, Wyoming. The total estimated remaining cost of the facility is $138.8 million, of which $69.1 million is subject to a construction contract for the facility. Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for approximately 43% of all costs related to the facility.

(3)         We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

At March 31, 2008, we had a firm sales contract to deliver approximately 3.4 Bcf of natural gas over the next twelve months. If this gas is not delivered, our financial commitment would be approximately $28.2 million. This commitment may fluctuate due to either price volatility or volumes delivered. However, we do not anticipate that a financial commitment will be due.

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

Production estimates for 2008 range from 475 to 490 MMcfe per day.  Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2007, our realized prices averaged $7.05 per Mcf of gas and $69.71 per barrel of oil. Prices can be very volatile and the possibility of 2008 realized prices being different than they were in 2007 is high.

Costs of operations on a per Mcfe basis for 2008 are currently estimated as follows:

2008
Production expense	$ 1.20 - $ 1.30
Transportation expense	0.17 - 0.20
DD&A and Asset retirement obligation	2.85 - 3.00
General and Administrative	0.26 - 0.30
Production taxes (% of oil and gas revenue)	6.50% - 7.50%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, derivatives, contingencies and asset retirement obligations to be critical policies and estimates.  These critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K/A-1 for the year ended December 31, 2007, and in the footnote disclosures included in Part 1, Item 1 of this report.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) has proposed a new Staff Position that will impact the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion.  The new requirements would apply not only to new instruments, but also would be applied retrospectively to previously issued convertible instruments.  The debt and equity components of the instruments would be accounted for separately.  The value assigned to the debt component would be the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds recorded as additional paid-in capital.  The debt component would be recorded at a discount and would subsequently be accreted to its par value, thereby reflecting an overall market rate of interest in the income statement.  This proposal would be effective for both new and previously issued instruments for current and comparative periods in fiscal years beginning after December 15, 2008.  We are currently evaluating the effects of implementing this proposal on our financial statements.

In March 2008 the FASB issued FASB Statement 161, Disclosures about Derivative Instruments and Hedging Activities that requires companies to disclose the fair value of derivative instruments and their gains or losses in tabular format.  Information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies/objectives of the company for using derivative instruments must also be disclosed.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices, interest rates and value of our short-term investments.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

Price Fluctuations

Our major market risk is pricing applicable to our oil and gas production.  The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control.  Pricing for oil and gas production has been volatile and unpredictable.

Currently, we are largely accepting the volatility risk that the change in prices presents.  None of our future oil production is subject to hedging.  With regard to our future natural gas production, based on contracts currently in place, we have 40,000 MMBtu per day of gas production in 2008 that is subject to zero-cost collars (with weighted average floor and ceiling prices of $7.00 to $9.90)  This amount represents approximately 12% of our estimated 2008 gas production (eight percent of our total Mcfe production).

While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.  Mid-Continent gas would have to be above the $9.90 ceiling for us to have any downside risk.  At March 31, 2008, the weighted average Mid-Continent prices for the 2008 contracts approximated $9.20.  These contracts are not expected to have a material effect on our realized gas prices for 2008.  See Note 2 to the Consolidated Financial Statements of this report for additional information regarding our derivative instruments.

Interest Rate Risk

At March 31, 2008, we had total debt outstanding of $487 million.  Of this amount, $350 million is senior unsecured notes that bear interest at a fixed rate of 7.125% and will mature on May 1, 2017.  The remaining debt is $125 million of unsecured convertible senior notes (face value) that mature on December 2023.  These convertible notes bear interest at an annual rate equal to three-month LIBOR, reset quarterly.  The book value of our debt approximates the current fair value.

We consider our interest rate exposure to be minimal because as of March 31, 2008 about 74% of our long-term debt obligations were at fixed rates.  A 1% increase in the three-month LIBOR rate would increase annual interest expense by $1.25 million.  This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.  See Note 2 and Note 5 to the Consolidated Financial Statements in this report for additional information regarding debt.

Market Value of Investments

We currently have $9.4 million invested in a securities fund.  We expect to liquidate our investment in this fund within the next 12 months.  A five percent change in these investments’ market value would have a $0.5 million impact on our investments.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of March 31, 2008 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of March 31, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

May 6, 2008

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)