Form 10-K
period 2008-12-31
CIMAREX ENERGY CO
filed 2009-02-27
CIK 1168054

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D C 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         Aggregate market value of the voting stock held by non-affiliates of Cimarex Energy Co. as of June 30, 2008 was approximately $5,701,925,730.

         Number of shares of Cimarex Energy Co. common stock outstanding as of February 18, 2009 was 83,350,488.

         Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

        Cimarex Energy Co. is an independent oil and gas exploration and production company. Our operations are mainly located in Texas, Oklahoma, New Mexico, Kansas, Louisiana and Wyoming. Proved oil and gas reserves as of year-end 2008 totaled 1.3 Tcfe, consisting of 1.1 Tcf of gas and 45.2 million barrels of oil and natural gas liquids. Of total proved reserves, 80 percent are gas and 82 percent are classified as proved developed. Our 2008 production averaged 485.8 MMcfe per day, comprised of 348.2 MMcf of gas per day and 22,937 barrels of oil per day. We operate the wells that account for 83 percent of our total proved reserves and approximately 81 percent of production.

        Our corporate headquarters are located at 1700 Lincoln Street, Suite 1800, Denver, Colorado 80203 and our main telephone number at that location is (303) 295-3995. Cimarex is a Delaware corporation.

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

History

        Cimarex was formed in February 2002 as a wholly owned subsidiary of Tulsa-based Helmerich & Payne, Inc. On September 30, 2002, Cimarex was completely spun off to Helmerich and Payne shareholders and simultaneously merged with Denver-based Key Production Company, Inc. Our common stock began trading on the New York Stock Exchange on October 1, 2002 under the symbol XEC.

        On June 7, 2005, we acquired Dallas-based Magnum Hunter Resources, Inc. in a $1.5 billion stock-for-stock merger including assumption of liabilities. That transaction effectively tripled our proved reserves and doubled our production. Since 2005, we have principally focused on exploration and development drilling and have funded these investments with cash flow provided by operating activities.

Market Conditions

        During the fourth quarter of 2008, severe disruptions in the credit markets and reductions in global economic activity caused significant decreases in oil and gas prices. Oil prices fell from a mid-year 2008 peak of $130 per barrel to $37 per barrel at year-end. Gas prices fell from $12.00 per Mcf in mid 2008 to $4.50 per Mcf in the fourth quarter 2008. The large decrease in prices had a significant adverse impact on the amount of cash flow available to invest in exploration and development drilling, the present value of our proved reserves, our stock price and total market capitalization.

        The continued credit crisis and related turmoil in the global financial system may have further impact on our business and our financial position. A further decrease in oil and gas prices would have a negative impact on our earnings, cash flow available for reinvestment, and future growth in proved reserves and production. Our ability to access the capital markets to fund our growth may also be restricted. Further, the economic situation could have an impact on our lenders and customers, causing them to fail to meet their obligations to us.

        As a result of lower commodity prices we have sharply reduced our drilling activity. Our exploration and development capital investment is expected to decrease from $1.4 billion in 2008 to $400-$600 million in 2009, depending on prices and corresponding cash flow.

2008 Summary

        During 2008 we accomplished the following positive highlights:

  •
  Oil and gas sales increased 38 percent to a record $1.9 billion.

  •
  Cash flow from operating activities increased 37 percent to an all-time high of $1,367.5 million.

  •
  Production averaged 485.8 MMcfe per day in 2008, increasing throughout the year to a fourth quarter peak of 493.7 MMcfe per day.

  •
  Added 215 Bcfe of proved reserves from extensions, discoveries and improved recovery, replacing 121 percent of production.

  •
  Increased our western Oklahoma, Anadarko-Woodford position to 98,000 net acres, including a $180.9 million purchase of 38,000 net acres.

  •
  Ended the year with a debt to total capitalization ratio of 20 percent.

        However, largely as a result of the collapse in oil and gas prices we also experienced the following negative consequences:

  •
  $1.4 billion after-tax, non-cash full-cost ceiling test write-down of oil and gas properties.

  •
  Negative price-related revisions to proved reserves of 157 Bcfe, resulting in an overall 9% decrease in our proved reserves to 1.3 Tcfe.

Business Strategy

        Our principal business objective is to profitably grow our proved reserves and production for the long-term benefit of our investors. Our strategy centers on maximizing cash flow from our producing properties and profitably reinvesting that cash flow in exploration and development.

        A cornerstone to our approach is a detailed evaluation of each drilling decision based on its risk-adjusted discounted cash flow rate of return on investment. Our analysis includes estimates and assessments of potential reserve size, geologic and mechanical risks, expected costs, future production profiles and future oil and gas prices.

        During 2008, our cash flow from operating activities totaled approximately $1.4 billion. Our 2008 investment in ongoing exploration and development activity also approximated $1.4 billion.

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

        While our primary focus is drilling, we occasionally consider acquisition and merger opportunities that allow us to either enhance our competitive position in existing core areas or to add new areas. The 2005 Magnum Hunter acquisition significantly increased our presence in the Permian Basin and enhanced our Mid-Continent operations in the Texas Panhandle. In 2008, we acquired 38,000 net acres in our Western Oklahoma Woodford Shale core area. The cost of that acquisition was $180.9 million.

        Conservative use of leverage has long been a part of our financial strategy. We believe that maintaining a strong balance sheet enables us to withstand low prices and challenging capital markets. At year-end 2008 we had $591 million of long-term debt and our debt to total capitalization ratio was 20 percent.

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

        A summary of our 2008 exploration and development (E&D) activity by region is as follows.

	Exploration and Development Capital	Gross Wells Drilled	Net Wells Drilled	Completion Rate	12/31/08 Proved Reserves (Bcfe)
	(in millions)
Mid-Continent	$648	256	138	96%	609
Permian Basin	549	164	117	98%	442
Gulf Coast	210	28	21	54%	74
Other	31	2	1	50%	214

	$1,438	450	277	94%	1,339

        Company-wide, we participated in drilling 450 gross wells during 2008, with an overall completion rate of 94 percent. On a net basis, 253 of 277 total wells drilled during 2008 were completed as producers.

        Our 2008 E&D investment totaled $1,438 million and resulted in 215 Bcfe of proved reserve additions. Of total expenditures, 45 percent were invested in projects located in the Mid-Continent area; 38 percent in the Permian Basin; and 15 percent in the Gulf Coast.

Mid-Continent

        Our Mid-Continent region encompasses operations in Oklahoma, southwest Kansas and the Texas Panhandle. We drilled 256 gross (138 net) Mid-Continent wells during 2008, completing 96 percent as producers. The bulk of this drilling activity is directed at gas-bearing geological formations in the Anadarko Basin of western Oklahoma and Texas Panhandle. Full-year 2008 investment in this area was $648 million, or 45 percent of total E&D capital.

        We drilled 82 gross (22 net) Anadarko Basin wells, of which 95 percent were completed as producers. Our drilling activity mainly targets the Woodford Shale, Red Fork and Clinton Lake/Atoka formations at depths ranging from 11,000-15,000 feet. Our largest investment in this area is the Anadarko-Woodford Shale play. Our activities began in this area in 2007, and our early success in drilling led to leasing a significant land position. We have approximately 98,000 net acres in the play, which includes the purchase of 38,000 net acres in the fourth quarter of 2008 for $180.9 million.

        The Woodford formation is a shale interval that varies in thickness from 120-280 feet at depths of 12,000-16,000 feet throughout our acreage. During 2008, we drilled 22 (10 net) horizontal Anadarko-Woodford wells. At year-end 2008 our production was over 50 MMcfe per day gross. Our acreage position developed on 160-acre well spacing has multiple years of drilling opportunity.

        In the Texas Panhandle, we drilled 118 gross (84 net) wells with 96 percent being completed as producers. Most of these wells targeted the Granite Wash formation in Roberts and Hemphill counties at depths ranging from 11,000-14,000 feet.

Permian Basin

        Our Permian Basin operations cover both west Texas and southeast New Mexico. In total, we drilled 164 gross (117 net) wells in this area during 2008 completing 160 gross (114 net) as producers. Full-year 2008 investment in this area totaled $549 million, or 38 percent of total E&D capital. Our 2008 drilling focused on horizontal oil plays.

        In West Texas, a total of 82 gross (59 net) wells were drilled, of which 100 percent were successful. Geologic targets include the Bone Spring, Devonian and Ellenburger formations. In Ward and Reeves Counties drilling totaled 30 gross (25 net) horizontal Third Bone Spring oil wells.

        Southeast New Mexico drilling totaled 82 gross (58 net) wells with 95 percent being completed as producers. The primary formations we target in this area are the Abo/Wolfcamp, Morrow, Atoka and Strawn at depths ranging from 9,000-14,000 feet. Our largest investment was in drilling 33 gross (24 net) horizontal Abo/Wolfcamp oil wells during 2008.

Gulf Coast

        Our onshore Gulf Coast focus area generally encompasses coastal Texas, south Louisiana and Mississippi. This effort is generally characterized by a greater reliance on three-dimensional (3-D) seismic information for prospect generation, larger potential reserves per well, greater drilling depths and lower success rates.

        We also own interests in offshore Louisiana on the Gulf of Mexico shelf (water depth less than 300 feet). We obtained all of our offshore position through the Magnum Hunter acquisition. Our 2008 activity in this area consisted primarily of workovers and recompletions.

        Full-year 2008 investment in the Gulf Coast area was $210 million, or 15 percent of total E&D capital. During 2008 we drilled 28 gross (21 net) Gulf Coast wells, realizing a 54 percent success rate. A significant portion of the drilling occurred in Liberty and Hardin Counties, Texas. Targeting the Yegua and Cook Mountain formations at approximately 10,500 feet, we drilled 18 gross (15 net) wells with a success rate of 50 percent.

Other

        We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. During 2008 we invested a total of $23.9 million in this project and our cumulative investment in this project is $32.4 million. We presently expect that we will initiate gas sales from this project in 2010. Our total investment, including planned expansion, will approximate $208 million.

  Production and Pricing Information

        The following table sets forth certain information regarding the company's production volumes and the average oil and gas prices received:

	Years Ending December 31,
	2008	2007	2006
Production Volumes
Gas (MMcf)	127,444	119,937	124,733
Oil (MBbls)	8,395	7,445	6,529
Equivalent (MMcfe)	177,814	164,607	163,907
Net Average Daily Volumes:
Gas (MMcf)	348.2	328.6	341.7
Oil (MBbls)	22.9	20.4	17.9
Equivalent (MMcfe)	485.8	451.0	449.1
Average Sales Price
Gas ($/Mcf)	$8.43	$7.05	$6.50
Oil ($/Bbl)	$96.03	$69.71	$61.96

        Total 2008 oil and gas production grew eight percent averaging 485.8 MMcfe per day as compared to 451.0 MMcfe per day in 2007. Gas production in 2008 increased six percent to 348.2 MMcf per day and oil production grew 12 percent to 22,937 barrels per day. The gas volume growth resulted primarily from Texas Panhandle and Anadarko-Woodford shale drilling. The growing oil volume was principally a result of successful horizontal Third Bone Spring and Abo/Wolfcamp drilling in the Permian Basin.

        We sold our 2008 gas at an average price of $8.43 per Mcf, which was 20 percent higher than the $7.05 per Mcf we received in 2007. We had natural gas collars for calendar year 2008 covering 40,000 MMBtu per day. The collars increased our 2008 average realized gas price by $0.09 per Mcf. For a discussion of derivatives, see Note 3 of Notes to Consolidated Financial Statements contained herein. Our annual average realized oil price during 2008 increased 38 percent to $96.03 per barrel from $69.71 per barrel in 2007.

        Strong global demand and overall tight commodity market conditions for oil, natural gas and natural gas liquids for the first nine months of 2008 resulted in overall higher average realized price in 2008 compared to 2007. During the fourth quarter of 2008, reductions in global economic activity and energy demands caused significant decreases in oil and gas prices. Year-end 2008 oil and gas prices fell 50-70% from their mid-year peak. Our overall average fourth quarter equivalent price realization was approximately 50% below our average third quarter equivalent price.

        The following table summarizes Cimarex's daily production by region for 2008 and 2007.

	2008 Average Daily Production			2007 Average Daily Production
	Oil (MBbl/d)	Gas (MMcf/d)	Total (MMcfe/d)	Oil (MBbl/d)	Gas (MMcf/d)	Total (MMcfe/d)
Mid-Continent	5.6	190.3	223.9	5.4	160.2	192.3
Permian Basin	12.9	88.6	166.2	9.5	87.2	144.3
Gulf Coast	4.3	65.8	91.3	5.3	75.0	106.9
Other	0.1	3.5	4.4	0.2	6.2	7.5

	22.9	348.2	485.8	20.4	328.6	451.0

        Our largest producing area is the Mid-Continent region. During 2008 our Mid-Continent production averaged 223.9 MMcfe per day, or 46 percent of our total 2008 production. Successful drilling programs in the Texas Panhandle and the Anadarko Basin helped boost our Mid-Continent production by 16 percent in

2008. The Permian Basin contributed 166.2 MMcfe per day in 2008, which was 34 percent of our total production for this period. Production increased 15 percent as a result of successful horizontal oil drilling in the Abo/Wolfcamp formations in southeast New Mexico and in the West Texas Third Bone Spring formation. Gulf Coast production averaged 91.3 MMcfe per day during 2008, or 19 percent of total production. Gulf Coast volumes decreased in 2008 as a result of natural production declines and no new drilling in the Gulf of Mexico.

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

        During 2007 we sold various interests in oil and gas properties located in West Texas, California and Gulf of Mexico. In total we sold 123 Bcfe of proved reserves for $177 million. During 2008 we sold various interests in oil and gas properties located in South Texas. In total we sold 17 Bcfe of proved reserves for $38.1 million.

        During 2007 we purchased $40.9 million of assets, with the largest acquisition being in the Texas Panhandle Area. During 2008 we purchased 38,000 acres in western Oklahoma, Anadarko Basin Woodford Shale play for $180.9 million. In total we have approximately 98,000 net acres in the play.

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

        We sell our oil and gas to a broad portfolio of customers. Our largest customer accounted for ten percent of 2008 revenues. Because over 95 percent of our gas production is from wells in Kansas, Oklahoma, Texas and Louisiana, most of our customers are either from those states or nearby end-user market centers. We regularly monitor the credit worthiness of all our customers and may require parental guarantees, letters of credit or prepayments when we deem such security is necessary.

Employees

        We employed 831 people on December 31, 2008. None of our employees are subject to collective bargaining agreements.

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

        The states in which we conduct operations establish requirements for drilling permits, the method of developing new fields, the size of well spacing units, drilling density within productive formations and the unitization or pooling of properties. In addition, state conservation laws include requirements for waste prevention, establish limits on the maximum rate of production from wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas that we can produce from our wells and to limit the number of wells or locations at which we can drill.

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

        We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our financial position or operations. However, due to continuing changes in these laws and regulations, we are unable to predict with any reasonable degree of certainty any potential delays in development plans that could arise, or our future costs of complying with these governmental requirements. We do maintain levels of insurance customary in the industry to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, produced water or other substances.

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

Oil and gas prices fluctuate due to a number of uncontrollable factors, creating a component of uncertainty in our development plans and overall operations. Continued declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

        The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, changes in global supply and demand for oil and gas, the actions of the Organization of Petroleum Exporting Countries, the level of global oil and gas exploration and production activity, weather conditions, technological advances affecting energy consumption, domestic and foreign governmental regulations, proximity and capacity of oil and gas pipelines and other transportation facilities and the price and technological advancement of alternative fuels.

        During the fourth quarter of 2008, severe disruptions in the credit markets and reductions in global economic activity caused significant decreases in oil and gas prices. Oil and gas prices fell 50-70% from the mid-year 2008 peak to the end of the year and 30-60% from the third to the fourth-quarter 2008.            The dramatic decrease in prices significantly decreased the amount available to invest in exploration and development drilling, the present value of our proved reserves and our stock price and corresponding market capitalization. As a result of the drop in commodity prices in 2008, we recorded $1.4 billion after-tax, full-cost ceiling test write-down of proved properties book-value.

        Our proved oil and gas reserves and production volumes decrease in quantity unless we successfully replace the reserves we produce with new discoveries or acquisitions. For the foreseeable future, we expect to make substantial capital investments for the exploration and development of new oil and gas reserves to replace the reserves we produce and to increase our total proved reserves. Historically, we have paid for these types of capital expenditures with cash flow provided by our production operations. Low prices also reduce the amount of oil and gas that we can economically produce and may cause us to curtail, delay or defer certain exploration and development projects. Moreover, our ability to borrow under our bank credit facility and to raise additional debt or equity capital to fund acquisitions would also be impacted.

If oil and natural gas prices decrease further, we may be required to take additional write-downs of the carrying values of our oil and gas properties and/or our goodwill.

        Accounting rules require that we review the carrying value of our oil and gas properties and goodwill for possible impairment at the end of each reporting period. If prices fall further, we may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

        The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.

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

  •
  capital expenditures;

  •
  workover and remedial costs; and

  •
  Federal and state income taxes.

        The estimation of the category of proved undeveloped reserves can be subject to an even greater possibility of revision. At December 31, 2008, 18 percent of our total proved reserves are categorized as proved undeveloped. Of these proved undeveloped reserves, 89 percent are related to a project in Wyoming.

        Our proved oil and gas reserve estimates are prepared by Cimarex engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). DeGolyer and MacNaughton, independent petroleum engineers, reviewed our reserve estimates for properties that comprised at least 80 percent of the discounted future net cash flows before income taxes, using a 10 percent discount rate, as of December 31, 2008.

        The values referred to in this report should not be construed as the current market value of our proved reserves. In accordance with SEC guidelines, the estimated discounted net cash flow from proved reserves is based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially different.

We have been an early entrant into new or emerging plays; as a result, our drilling results in these areas are uncertain, and the value of our undeveloped acreage will decline and we may incur impairment charges if drilling results are unsuccessful.

        New or emerging plays have limited or no production history. Consequently, we are unable to use past drilling results in those areas to help predict our future drilling results. Therefore, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful. Furthermore, if drilling results are unsuccessful, we may be required to write down the carrying value of our undeveloped acreage in new or emerging plays.

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

The differential between the NYMEX or other benchmark price of oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

        The prices that we receive for our oil and natural gas production generally trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

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

        Other companies operate approximately 19 percent of our net production. Our success in properties operated by others depends upon a number of factors outside of our control, including timing and amount of capital expenditures, the operator's expertise and financial resources, approval of other participants in drilling wells, selection of technology and maintenance of safety and environmental standards. Our dependence on the operator and other working interest owners for these projects could prevent the realization of our targeted returns on capital in drilling or acquisition activities.

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

        At December 31, 2008, we had total long-term debt of $591.2 million, consisting of $220 million of bank debt, $350 million of unsecured 7.125% Senior Notes and $21.2 million of Convertible Notes ($19.45 million face value). Subject to the limits contained in the agreements governing our senior revolving credit facility, we would have been able to incur up to $1 billion of debt as of December 31, 2008, only $500 million of which is currently committed. We have demands on our cash resources in addition to interest expense and principal on our long-term debt, including, among others, operating expenses and capital expenditures.

        Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon our future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, our financial condition, results of operations and prospects and other factors, many of which are beyond our control. Our ability to meet our debt service obligations may also be affected by changes in prevailing interest rates, as borrowing under our existing senior revolving credit facility and our Convertible Notes bear interest at floating rates.

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

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.

        The indentures governing our senior subordinated notes and credit agreement contain various restrictive covenants that may potentially limit our management's discretion in certain respects. In particular, these agreements will limit our and our subsidiaries' ability to, among other things:

  •
  pay dividends on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;

  •
  make loans to others;

  •
  make investments;

  •
  incur additional indebtedness or issue preferred stock;

  •
  create certain liens;

  •
  sell assets;

  •
  enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

  •
  consolidate, merge or transfer all or substantially all of the assets of us and our restricted subsidiaries taken as a whole;

  •
  engage in transactions with affiliates;

  •
  enter into hedging contracts;

  •
  create unrestricted subsidiaries; and

  •
  enter into sale and leaseback transactions.

        In addition, our revolving credit agreement requires us to maintain a debt to EBITDA ratio (as defined in the credit agreement) of less than 3.0 to 1 and a working capital ratio of greater than 1 to 1. Also, the indentures under which we issued our senior unsecured notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.25 to 1. If we were in violation of this covenant, then we may not incur additional indebtedness above our $1.0 billion revolving credit facility. See Note 6, Long-term Debt, in Notes to Consolidated Financial Statements for further information.

        If we fail to comply with the restrictions in the indentures governing our senior notes or credit facility or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to make available further funds.

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

        Our exploratory and development drilling success depends, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. In particular, our Chairman and Chief Executive Officer, F.H. Merelli, has over 48 years of oil and gas experience and is well known in the industry. The loss of his services for any reason could adversely affect our business, revenues and results of operations. As we continue to grow our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Oil and Gas Properties and Reserves

        All of our proved reserves and undeveloped acreage are located in the United States. We have varying levels of ownership interests in our properties consisting of working, royalty and overriding royalty interests. We operate the wells that comprise 83 percent of our proved reserves.

        Our engineers estimate our proved oil and gas reserve quantities in accordance with guidelines established by the SEC. DeGolyer and MacNaughton, independent petroleum engineers, reviewed our reserve estimates for those properties that comprised at least 80 percent of the discounted value of the projected future net cash flow before income taxes as of December 31, 2008. All information in this Form 10-K relating to oil and gas reserves is net to our interest unless stated otherwise. See Note 16, Supplemental Oil and Gas Disclosures, in Notes to Consolidated Financial Statements for further information. The following table sets forth the present value and estimated volume of our oil and gas proved reserves:

	Years Ending December 31,
	2008	2007	2006
Total Proved Reserves—
Gas (MMcf)	1,067,333	1,122,694	1,090,362
Oil, condensate and NGLs (MBbls)	45,202	58,250	59,797
Equivalent (MMcfe)	1,338,545	1,472,195	1,449,146
Standardized measure of discounted future net cash flow after-tax, discounted at 10 percent (in thousands)	$1,724,253	$2,897,631	$2,200,889
Average price used in calculation of future net cash flow—
Gas ($/Mcf)	$5.33	$6.51	$5.54
Oil ($/Bbl)	$36.34	$93.66	$56.91

Significant Properties

        As of December 31, 2008, 79 percent of proved reserves were located in the Mid-Continent and Permian Basin regions. In total we owned an interest in 12,980 gross (4,960 net) productive oil and gas wells.

        The following table summarizes our estimated proved oil and gas reserves by region as of December 31, 2008.

	Oil (MBbl)	Gas (Bcf)	Equivalent (Bcfe)	Percent of Proved Reserves
Mid-Continent	7,773	562.5	609.2	46%
Permian Basin	33,542	240.8	442.0	33%
Gulf Coast	3,649	51.8	73.8	5%
Wyoming/Other	238	212.2	213.5	16%

	45,202	1,067.3	1,338.5	100%

        Our ten largest producing fields hold 41 percent of our total equivalent proved reserves. We are the principal operator of our production in each of these fields. The table below summarizes certain key statistics about these properties.

Field	Region	% of Total Proved Reserves	Avg. Working Interest	Avg. Depth (feet)	Primary Formation
Riley Ridge	Wyoming	15.7%	56.9%	16,000'	Madison
Watonga-Chichasha	Mid-Continent	4.6%	42.6%	13,000'	Woodford
Eola-Robberson	Mid-Continent	4.4%	92.7%	5,500'-11,000'	Bromide/McLish/Oil Creek
Hemphill	Mid-Continent	3.8%	97.0%	11,000'	Granite Wash
Hugoton	Mid-Continent	3.1%	58.7%	2,600'	Chase
Mendota	Mid-Continent	2.9%	78.5%	11,000'	Granite Wash
Red Deer Creek	Mid-Continent	2.3%	63.1%	11,000'	Granite Wash
Phantom	Permian Basin	1.8%	87.4%	11,500'	Bone Spring
Quail Ridge	Permian Basin	1.7%	66.6%	13,000'	Morrow
East Sour Lake	Gulf Coast	0.7%	72.1%	12,000'	Yegua/Cook Mountain

		41%

Acreage

        The following table sets forth as of December 31, 2008, the gross and net acres of both developed and undeveloped leases held by Cimarex. Gross acres are the total number of acres in which we own a working interest. Net acres are the gross acres multiplied by our working interest.

	Undeveloped Acreage		Developed Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Mid-Continent
Kansas	2,727	2,480	156,080	103,914	158,807	106,394
Oklahoma	148,459	125,661	429,061	193,117	577,520	318,778
Texas	126,706	110,940	179,629	110,913	306,335	221,853

	277,892	239,081	764,770	407,944	1,042,662	647,025
Permian Basin
New Mexico	91,688	70,427	154,478	102,651	246,166	173,078
Texas	60,689	31,380	189,595	117,531	250,284	148,911

	152,377	101,807	344,073	220,182	496,450	321,989
Gulf Coast
Louisiana	7,623	2,476	19,442	5,558	27,065	8,034
Mississippi	6,851	4,274	25,785	6,919	32,636	11,193
Texas	97,678	53,621	134,137	53,647	231,815	107,268
Offshore	290,862	155,951	218,828	72,116	509,690	228,067

	403,014	216,322	398,192	138,240	801,206	354,562
Other
Arkansas	870	55	5,190	1,616	6,060	1,671
Arizona	914,695	914,695	—	—	914,695	914,695
California	1,061	407	364	364	1,425	771
Colorado	107,277	18,800	27,971	6,498	135,248	25,298
Illinois	1,782	1,191	554	183	2,336	1,374
Michigan	57,729	57,729	598	598	58,327	58,327
Montana	42,946	13,077	10,646	2,871	53,592	15,948
Nebraska	4,560	116	1,043	168	5,603	284
Nevada	160	1	440	1	600	2
New Mexico	1,640,553	1,622,486	16,011	2,708	1,656,564	1,625,194
North Dakota	66,492	29,091	14,953	1,820	81,445	30,911
South Dakota	10,482	9,329	2,414	373	12,896	9,702
Utah	104,764	59,351	33,950	2,543	138,714	61,894
Wyoming	237,304	28,028	113,589	22,968	350,893	50,996

	3,190,675	2,754,356	227,723	42,711	3,418,398	2,797,067
	4,023,958	3,311,566	1,734,758	809,077	5,758,716	4,120,643

Gross Wells Drilled

        We participated in drilling the following number of gross wells during calendar years 2008, 2007, and 2006:

	Exploratory			Developmental
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2008	36	16	52	384	14	398
Year ended December 31, 2007	55	18	73	361	18	379
Year ended December 31, 2006	20	32	52	490	16	506

        We were in the process of drilling 31 gross (22 net) wells at December 31, 2008.

Net Wells Drilled

        The number of net wells we drilled during calendar years 2008, 2007, and 2006 are shown below:

	Exploratory			Developmental
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2008	25.9	13.6	39.5	226.5	10.9	237.4
Year ended December 31, 2007	36.7	13.1	49.8	221.9	9.6	231.5
Year ended December 31, 2006	12.4	23.9	36.3	303.7	6.2	309.9

Productive Wells

        We have working interests in the following productive wells as of December 31, 2008:

	Gas		Oil
	Gross	Net	Gross	Net
Mid-Continent	3,931	2,044	1,021	540
Permian	1,060	591	5,779	1,506
Gulf Coast	493	161	207	94
Other	108	8	381	16

	5,592	2,804	7,388	2,156

ITEM 3.    LEGAL PROCEEDINGS

        In January 2009, the Tulsa County District Court issued a judgment in the H.B. Krug, et al versus Helmerich & Payne, Inc. ("H&P") case. This lawsuit was originally filed in 1998 and addresses H&P's conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Damages of $6.9 million plus $119.5 million for disgorgement of H&P's estimated potential compounded profit since 1989, resulting from the noted damages, were awarded to plaintiff royalty owners, for a total of $126.4 million. This amount was subsequently adjusted by the court to a total of $119.6 million. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P's exploration and production business. We periodically assess the probability of estimable amounts related to litigation matters, as required by Financial Accounting Standard No. 5 (Accounting for Contingencies) and adjust our accruals accordingly. In September 2008, based on the available information at the time, we accrued an estimated litigation expense of $12 million for both damages and probable disgorgement. The higher disgorgement award could not be reasonably estimated until the final judgment in January 2009. We therefore accrued an additional $107.6 million, bringing the total accrued litigation expense for the year ended December 31, 2008 to $119.6 million for this lawsuit. We have appealed the District Court's judgments.

        As of December 31, 2008, in the normal course of business, we have other various litigation related matters and associated accruals. Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the fourth quarter of 2008.

ITEM 4A.    EXECUTIVE OFFICERS

        The executive officers of Cimarex as of February 27, 2009 were:

Name	Age	Office
F.H. Merelli	72	Chairman of the Board, Chief Executive Officer, and President
Joseph R. Albi	50	Executive Vice President, Operations
Thomas E. Jorden	51	Executive Vice President, Exploration
Stephen P. Bell	54	Senior Vice President, Business Development and Land
Paul Korus	52	Vice President, Chief Financial Officer, and Treasurer
Gary R. Abbott	36	Vice President, Corporate Engineering
Richard S. Dinkins	64	Vice President, Human Resources
James H. Shonsey	57	Vice President, Chief Accounting Officer, and Controller
Thomas A. Richardson	63	Vice President, General Counsel

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

        THOMAS A. RICHARDSON joined Cimarex in August 2008 and was elected vice president and general counsel on September 20, 2008. Mr. Richardson retired as a senior partner of Holme Roberts & Owen LLP, a Denver law firm, in December 2007. Mr. Richardson joined Holme Roberts in June 1970 and served as a partner of the firm from 1975 to his retirement. His specialties at the firm included corporate, securities and merger and acquisition law.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our $.01 par value common stock trades on the New York Stock Exchange under the symbol XEC. A cash dividend of $.06 per share was paid to shareholders in each quarter of 2008. Future dividend payments will depend on the Company's level of earnings, financial requirements and other factors considered relevant by the Board of Directors.

        Stock Prices and Dividends by Quarters.    The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NYSE and the quarterly dividends paid per share.

2008	High	Low	Dividends Paid Per Share
First Quarter	$56.53	$37.03	$.06
Second Quarter	$74.50	$54.35	$.06
Third Quarter	$72.00	$42.85	$.06
Fourth Quarter	$48.94	$22.38	$.06

2007	High	Low	Dividends Paid Per Share
First Quarter	$38.07	$34.06	$.04
Second Quarter	$42.87	$36.99	$.04
Third Quarter	$42.01	$33.83	$.04
Fourth Quarter	$42.86	$36.88	$.04

        The closing price of Cimarex stock as reported on the New York Stock Exchange on February 18, 2009, was $21.82. At December 31, 2008, Cimarex's 83,258,632 shares of outstanding common stock were held by approximately 4,356 stockholders of record.

ITEM 5C.    STOCK REPURCHASES

        In December 2005, the Board of Directors authorized the repurchase of up to four million shares of our common stock. The authorization is currently set to expire on December 31, 2009. Through December 31, 2007, we had repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice. There were no shares repurchased in the fourth quarter of 2008, or since the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2008

	Total Number of Shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs
October, 2008	None	NA	None	2,635,700
November, 2008	None	NA	None	2,635,700
December, 2008	None	NA	None	2,635,700

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with the consolidated financial statements and accompanying notes thereto provided in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Operating results:
Revenues	$1,970,347	$1,430,513	$1,265,400	$1,117,241	$475,164
Net income (loss)	(901,685)	346,469	345,719	328,325	153,592
Basic earnings (loss) per share	(11.07)	4.23	4.21	5.07	3.70
Diluted earnings (loss) per share	(11.07)	4.09	4.11	4.90	3.59
Cash dividends declared per share	.24	.18	.16	—	—
Balance sheet data:
Total assets	4,164,933	5,362,794	4,829,750	4,180,335	1,105,446
Total debt	591,223	487,159	443,667	352,451	—
Stockholders' equity	2,349,365	3,259,287	2,976,143	2,595,453	700,712
Other financial data:
Oil and gas sales	1,880,891	1,364,622	1,215,411	1,072,422	472,389
Oil and gas capital expenditures	1,620,778	1,023,434	1,074,673	2,462,826	296,429
Proved Reserves:
Gas (MMcf)	1,067,333	1,122,694	1,090,362	1,004,482	364,641
Oil (MBbls)	45,202	58,250	59,797	64,710	14,063
Total equivalent (MMcfe)	1,338,545	1,472,195	1,449,146	1,392,742	449,020

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this report. Certain amounts in prior years' financial statements have been reclassified to conform to the 2008 financial statement presentation. This discussion also includes forward- looking statements. Please refer to "Cautionary Information about Forward- Looking Statements" in Part I of this Form 10-K for important information about these types of statements.

OVERVIEW

        We are an independent oil and gas exploration and production company with operations entirely located in the United States. We have determined that our business is comprised of only one segment because our gathering, processing and marketing activities are ancillary to our production operations and are not separately managed.

        We seek to achieve profitable growth in proved reserves and production primarily through exploration and development. We generally fund our growth with cash flow provided by our operating activities. To achieve a consistent rate of growth and mitigate risk, we have historically maintained a blended portfolio of low, moderate, and higher risk exploration and development projects. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. Our oil and gas reserves and operations are mainly located in Texas, Oklahoma, New Mexico, Kansas, Louisiana and Wyoming.

        To supplement our growth and to provide for new drilling opportunities, we also consider mergers and acquisitions. In 2005 we acquired Magnum Hunter Resources, Inc, in a stock-for-stock merger with a total transaction value of approximately $2.1 billion. Magnum Hunter was a Dallas-based independent oil and gas exploration and production company with operations concentrated in the Permian Basin of West Texas and New Mexico and in the Gulf of Mexico. During 2007 we purchased $40.9 million of assets, with the largest acquisition being in the Texas Panhandle area. In October 2008 we acquired 38,000 net acres in our western Oklahoma, Anadarko Basin Woodford shale play, at a total cost of $180.9 million. We have increased our position in the play to approximately 98,000 net acres.

        From time to time we also consider selling certain assets. In 2007, we sold $177.0 million of non-core properties. The two largest sales were $87.5 million for our West Texas Spraberry oil properties and $53.5 million for our Gulf of Mexico Main Pass area operated properties. During 2008, we sold 17 Bcfe of proved reserves for $38.1 million.

Market Conditions

        During the fourth quarter of 2008, severe disruptions in the credit markets and reductions in global economic activity caused significant decreases in oil and gas prices. The dramatic decrease in prices had a significant adverse impact on the amount of cash flow available to invest in exploration and development drilling, the present value of our proved reserves, our stock price and market capitalization.

        The continued credit crisis and related turmoil in the global financial system may have further impact on our business and our financial position if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted, which could have an impact on our flexibility to react to changing economic and business conditions. Further, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.

        As a result of lower commodity prices we have sharply reduced our drilling activity. Our exploration and development capital investment is expected to decrease from $1.4 billion in 2008 to $400-$600 million in 2009, depending on prices and corresponding cash flow.

2008 Summary

        During 2008 we accomplished the following positive operating and financial highlights:

  •
  Oil and gas sales increased 38 percent to a record $1.9 billion.

  •
  Cash flow from operating activities increased 37 percent to an all-time high of $1,367.5 million.

  •
  Production averaged 485.8 MMcfe per day in 2008, increasing throughout the year to a fourth quarter peak of 493.7 MMcfe per day.

  •
  Added 215 Bcfe of proved reserves from extensions, discoveries and improved recovery, replacing 121 percent of production.

  •
  Increased our western Oklahoma, Anadarko-Woodford position to 98,000 net acres, including a $180.9 million purchase of 38,000 net acres.

  •
  Ended the year with a debt to total capitalization ratio of 20 percent.

        However, largely as a result of the collapse in oil and gas prices we also experienced the following negative consequences:

  •
  $1.4 billion after-tax, non-cash full-cost ceiling test write-down of oil and gas properties.

  •
  Negative price-related revisions to proved reserves of 157 Bcfe, resulting in an overall 9% decrease in our proved reserves to 1.3 Tcfe.

Oil and Gas Prices

        While our revenues are a function of both production and prices, wide swings in prices have had the greatest impact on our results of operations. Our annual average realized gas price increased from $7.05 per Mcf in 2007 to $8.43 per Mcf in 2008; and oil prices increased from $69.71 per barrel in 2007 to $96.03 per barrel in 2008.

        Strong global demand and overall tight commodity market conditions for oil, natural gas and natural gas liquids for the first nine months of 2008 resulted in overall higher average realized prices in 2008 compared to 2007. During the fourth quarter of 2008, reductions in global economic activity and energy demands caused significant decreases in oil and gas prices. Year-end 2008 oil and gas prices fell 50-70% from their mid-year peak. Our overall average fourth quarter equivalent price realization was approximately 50% below our average third quarter equivalent price.

        In addition to supply and demand, oil and gas prices are affected by seasonal, economic and geo-political factors that we can neither control nor predict. However, we made limited use of hedging transactions during 2007 and 2008 to somewhat reduce price risk as discussed further below.

	Years Ended December 31,
	2008	2007	2006
Gas Prices:
Average Henry Hub price ($/Mcf)	$9.04	$6.86	$7.23
Average realized sales price ($/Mcf)	$8.43	$7.05	$6.50
Effect of hedges ($/Mcf)	$0.09	$0.23	$—
Oil Prices:
Average WTI Cushing price ($/Bbl)	$99.65	$72.28	$66.22
Average realized sales price ($/Bbl)	$96.03	$69.71	$61.96

        On an energy equivalent basis, 72% of our 2008 aggregate production was natural gas. A $0.10 per Mcf change in our average realized gas sales price would have resulted in approximately a $12.7 million change in our gas revenues. Similarly, 28% of our production was crude oil. A $1.00 per barrel change in our average realized crude oil sales price would have resulted in approximately an $8.4 million change in our oil revenues.

        In July 2006 we entered into certain derivative contracts covering approximately 24% of our overall 2007 gas production and 11% of our 2008 gas volumes. We executed cash flow effective hedges by purchasing $7.00/MMbtu put options on a portion of our 2007 and 2008 Mid-Continent gas production. We used the proceeds from selling call options on the same volume of gas to pay for the puts, thus establishing what is commonly known as a "zero-cost collar." We hedged 29.2 million MMbtu and 14.6 million MMbtu for 2007 and 2008, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Reserve replacement and Growth

        Because oil and gas are non-renewable forms of energy resources, exploration and production companies face the challenge of resource depletion and natural production decline. Our operations also entail significant complexities that require the use of advanced technologies and highly trained personnel. Even when modern exploration technology is properly used, the interpreter still may not know conclusively if hydrocarbons will be present, the rate at which they will be produced, or economic viability. Future growth will continue to depend upon our ability to economically add reserves in excess of production.

        Year end 2008 total proved oil and gas reserves decreased by 9% from 1.47 Tcfe to 1.34 Tcfe. This decrease includes production of 177.8 Bcfe, property sales of 16.8 Bcfe and negative price related revisions of 156.8 Bcfe. Proved natural gas reserves at year-end 2008 were 1.07 Tcf compared to 1.12 Tcf at year-end 2007. Natural gas comprised 80% and 76% of our total proved reserves at year-end 2008 and 2007, respectively. Our proved oil reserves at year-end 2008 were 45.2 MMBbls compared to 58.3 MMBbls at the end of 2007. Overall, about 46% of our proved reserves are in our Mid-Continent region and 33% are in the Permian Basin. Our onshore Gulf Coast and other onshore operations collectively make another 20% of total proved reserves. Only 1% of our total proved reserves are in the Gulf of Mexico.

        The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, subjective decisions and available data for our various fields make these estimates generally less precise than other estimates included in financial statement disclosures. For 2008, negative revisions resulting from lower oil and gas prices and higher lease operating expenses decreased proved reserves by 12% on December 31, 2008. See Note 16, Supplemental Oil and Gas Disclosures for more reserve information.

        In most years our primary source for reserve replacement and growth is exploration and development (E&D). We invested $1,438.4 million on E&D during 2008 and $982.5 million in 2007. Approximately 45% of 2008 expenditures were in the Mid-Continent area, 38% in the Permian Basin, 15% in the Gulf Coast area, and 2% in Western/other. Cash flow from operating activities for 2008 totaled $1,367.5 million, which largely funded our drilling program.

        As a result of expected lower commodity prices and corresponding cash flow we project that 2009 exploration and development expenditures will range from $400 million to $600 million.

Production and other operating expenses

        The costs associated with finding and producing oil and gas are substantial. Some of these costs vary with oil and gas prices, some trend with production volume and some are a function of the number of wells we own. At the end of 2008, we owned interests in 12,980 wells.

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

Significant expenses that generally do not trend with production

        Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock and restricted stock units to certain employees and the expensing of stock options resulting from the adoption of SFAS No. 123R, Share Based Payment. Net stock compensation expense in 2008 was $10.1 million compared to $10.8 million in 2007.

        The derivative fair value (gain) loss is the net realized and unrealized gain or loss on derivative financial instruments that do not qualify for hedge accounting treatment and fluctuates based on changes in the fair value of underlying commodities. As of December 31, 2006 all contracts associated with derivative instruments that did not qualify for hedge accounting treatment had settled. The net derivative fair value gain was $23.0 million in 2006.

RESULTS OF OPERATIONS

2008 compared to 2007

        We recognized a net loss for 2008 of $901.7 million or $11.07 per share. This compares to net income of $346.5 million, or $4.09 per diluted share for the same period in 2007. The decrease in net income is primarily the result of a non-cash full cost ceiling write-down recorded in the third and fourth quarters of 2008. The full cost ceiling impairment is discussed further in the operating costs and expenses section below.

Oil and Gas Sales	For the Years Ended December 31,		Percent Change Between	Price/Volume Analysis
(In thousands or as indicated)	2008	2007	2008/2007	Price	Volume	Variance
Gas sales	$1,074,705	$845,631	27%	$175,873	$53,201	$229,074
Oil sales	806,186	518,991	55%	220,956	66,239	287,195

Total oil and gas sales	$1,880,891	$1,364,622	38%	$396,829	$119,440	$516,269

Total gas volume—Mcf	127,444	119,937	6%
Gas volume—MMcf per day	348.2	328.6
Average gas price—per Mcf	$8.43	$7.05	20%
Effect of hedges—per Mcf	$0.09	$0.23
Total oil volume—thousand barrels	8,395	7,445	13%
Oil volume—barrels per day	22,937	20,399
Average oil price—per barrel	$96.03	$69.71	38%

        Oil and gas sales during 2008 totaled $1.9 billion, compared to $1.4 billion in 2007. Of the $516.3 million increase in sales between the two periods, $396.8 million related to higher prices and $119.4 million resulted from higher production volumes.

        Compared to 2007, our 2008 oil production increased by 13% to an average of 22,937 barrels per day in 2008. This increase resulted in $66.2 million of incremental revenues. Gas volumes averaged 348.2 MMcf per day in 2008 compared to 328.6 MMcf per day in 2007, resulting in an increase in revenues of $53.2 million. Total 2008 oil and gas production volumes were 485.8 MMcfe per day, up 34.8 MMcfe per day from 2007. Both our gas and oil volumes increased as 2008 unfolded. During the fourth quarter of 2008, our gas production averaged 350.3 MMcf per day up from 341.1 MMcf per day (a three percent increase) in the fourth quarter of 2007. Fourth quarter oil production increased by 10% to 23,907 barrels per day, up from 21,680 barrels per day in 2007.

        Average realized gas prices increased by 20% to $8.43 per Mcf in 2008, compared to $7.05 per Mcf for 2007. This price increase boosted gas sales by $175.9 million between the two periods. Included in our 2008 realized gas price is $11.3 million of cash receipts (a positive $0.09 per Mcf effect) from settlement of cash flow hedges on 40,000 MMBtu per day of Mid-Continent gas production.

        Realized oil prices averaged $96.03 per barrel during 2008, compared to $69.71 per barrel in 2007. The increase in oil sales resulting from this 38% improvement in oil prices totaled $221.0 million.

        Changes in realized gas and oil prices were mostly the result of overall market conditions and our modest gas hedging program.

	For the Years Ended December 31,
	2008	2007
Gas Gathering, Processing and Marketing (in thousands):
Gas gathering, processing and other revenues	$87,757	$60,818
Gas gathering and processing costs	(43,838)	(29,860)

Gas gathering and processing margin	$43,919	$30,958

Gas marketing revenues, net of related costs	$1,699	$5,073

        We sometimes transport, process and market third-party gas that is associated with our gas. In 2008, third-party gas gathering and processing contributed $43.9 million of pre-tax cash operating margin (revenues less direct cash expenses) versus $31 million in 2007. Our gas marketing margin (revenues less purchases) decreased to $1.7 million in 2008 from $5.1 million in 2007. Changes in net margins from gas gathering, processing and marketing activities are the direct result of changes in volumes and overall market conditions.

	For the Years Ended December 31,		Variance Between
	2008	2007	2008/2007
Operating costs and expenses (in thousands):
Impairment of oil and gas properties	$2,242,921	$—	$2,242,921
Depreciation, depletion and amortization	547,404	461,791	85,613
Asset retirement obligation	8,796	8,937	(141)
Production	218,736	201,512	17,224
Transportation	38,107	26,361	11,746
Taxes other than income	130,490	93,630	36,860
General and administrative	44,500	49,260	(4,760)
Stock compensation	10,090	10,772	(682)
Other operating, net	126,433	6,637	119,796

	$3,367,477	$858,900	$2,508,577

        Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased to $3,367.5 million in 2008 compared to $858.9 million in 2007.

        The largest component of the increase between periods is the non-cash impairment of oil and gas properties in the amount of $2.2 billion ($1.4 billion, net of tax) that was recorded as a result of declines in natural gas and oil prices during the last half of 2008. At September 30, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $657.1 million ($417.4 million, net of tax), for which we recorded a non-cash impairment of oil and gas properties. As a result of further declines in natural gas and oil prices during the fourth quarter of 2008, we recorded an additional non-cash impairment of oil and gas properties. Electing to use period end prices, at December 31, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $1.6 billion ($1.0 billion after tax). Due to the volatility of oil and gas prices and because the ceiling calculation requires that prices in effect as of the last day of the period be held constant in valuing proved reserves, we may be required to record a ceiling test write-down in future periods. The full cost method of accounting is discussed in detail under "Critical Accounting Policies and Estimates".

        DD&A increased $85.6 million between periods from $461.8 million in 2007 to $547.4 million in 2008. On a unit of production basis, DD&A was $3.08 per Mcfe in 2008 compared to $2.81 per Mcfe for 2007. The increase stems from replacement costs for reserves added being higher than costs of reserves produced. Service costs to drill and complete wells have been increasing and we are drilling deeper and more complex wells. Additionally, the significant decrease in oil and gas prices over the last half of 2008 reduced the amount of our estimated reserve quantities (future production), causing an increase in our depletion rate. Due to the reduction to the carrying value of oil and gas properties recorded at year end we expect the DD&A rate to be lower in the first quarter of 2009 in comparison to the full year 2008.

        Production costs rose $17.2 million, or nine percent, from $201.5 million ($1.22 per Mcfe) in 2007 to $218.7 million ($1.23 per Mcfe) in 2008. This increase resulted from an eight percent increase in production volumes and a $7.4 million increase in workover expense between periods.

        Transportation costs increased from $26.4 million in 2007 to $38.1 million in 2008. The increase is the result of higher sales volumes, increased market rates and a higher fuel cost component due to higher natural gas prices during the year.

        Taxes other than income were $36.9 million greater, rising from $93.6 million in 2007 to $130.5 million in 2008. The increase between periods resulted from increases in oil and gas sales stemming from higher production volumes and commodity prices.

        General and administrative (G&A) expenses decreased $4.8 million from $49.3 million in 2007 to $44.5 million in 2008. The decrease between periods is due to lower employee-benefit costs due to a decrease in bonus and profit sharing expenses resulting from significant decreases in commodity prices during the last quarter of 2008.

        In 2008, the increase in Other operating, net to $126.4 million from $6.6 million was primarily related to the Tulsa County District Court issuing a judgment in the H.B. Krug case. The total accrued litigation expense for the year ended December 31, 2008 for this lawsuit is $119.6 million. We have appealed the District Court's judgments. For further information on this lawsuit and other litigation please see Contingencies under "Critical Accounting Policies and Estimates".

Other income and expense

        Interest expense decreased by $5.9 million, or 16%, primarily because of a decrease in our average bank debt outstanding during the year. In addition, in comparison to prior year, we experienced a decrease in our average interest rate on both our bank borrowings and convertible notes. Capitalized interest increased by $2.4 million mainly because we had more costs incurred to develop our unproved properties than we had in 2007. We also had a gain on the repurchase of convertible notes of $9.6 million compared to a $5.1 million gain in 2007 on the early extinguishment of debt arising from redemption of our $195 million face value of 9.6% senior unsecured notes.

        Other, net decreased from $14.2 million of income in 2007 to $10.3 million of income in 2008. Components consist of miscellaneous income and expense items that will vary from period to period, including income and loss in equity investees, gain or loss on sale of inventory, impairments and interest income. Included in our 2008 Other, net is $16.0 million of impairment expense on our equity investments and $0.8 million of impairment on our short-term investments. These additional expenses were offset by a $17.2 million increase in gain on sale of inventory in comparison to 2007. Another element of the decrease between periods is lower income of $4.2 million from equity investees.

Income tax

        During 2008, a net deferred income tax benefit of $528.6 million was recognized (the year end deferred tax benefit included $66.2 million of income tax expense). This compares with 2007 current taxes of $30.6 million and deferred income tax expense of $167.5 million. The combined Federal and state effective income tax rates were 37.0% and 36.4% in the years of 2008 and 2007, respectively. The effective tax rate of 37.0% for 2008 differs from the statutory rate due to effects of the domestic production activities deduction and percentage depletion.

RESULTS OF OPERATIONS

2007 compared to 2006

        Net income for 2007 was $346.5 million, or $4.09 per diluted share. This compares to net income of $345.7 million, or $4.11 per diluted share in 2006. The small change in year-over-year net income is generally the result of higher oil and gas sales being offset by higher costs and expenses.

Oil and Gas Sales	For the Years Ended December 31,		Percent Change Between	Price/Volume Analysis
(In thousands or as indicated)	2007	2006	2007/2006	Price	Volume	Variance
Gas sales	$845,631	$810,894	4%	$65,965	$(31,228)	$34,737
Oil sales	518,991	404,517	28%	57,699	56,775	114,474

Total oil and gas sales	$1,364,622	$1,215,411	12%	$123,664	$25,547	$149,211

Total gas volume—Mcf	119,937	124,733	(4)%
Gas volume—MMcf per day	328.6	341.7
Average gas price—per Mcf	$7.05	$6.50	8%
Effect of hedges—per Mcf	$0.23	$—
Total oil volume—thousand barrels	7,445	6,529	14%
Oil volume—barrels per day	20,399	17,887
Average oil price—per barrel	$69.71	$61.96	13%

        Oil and gas sales during 2007 totaled $1.4 billion, compared to $1.2 billion in 2006. Of the $149.2 million increase in sales between the two periods, $25.6 million related to higher production volumes and $123.7 million resulted from higher prices.

        Compared to 2006, our 2007 oil production increased by 14% to an average of 20,399 barrels per day in 2007. This increase resulted in $56.8 million of incremental revenues. Gas volumes averaged 328.6 MMcf per day in 2007 compared to 341.7 MMcf per day in 2006, resulting in a decrease in revenues of $31.2 million. Total 2007 oil and gas production volumes were 451 MMcfe per day, up 2 MMcfe per day from 2006. Both our gas and oil volumes increased as 2007 unfolded. During the fourth quarter of 2007, our gas production averaged 341.1 MMcf per day up from 329.4 MMcf per day (a 4% increase) in the fourth quarter of 2006. Fourth quarter oil production increased by 17% to 21,680 barrels per day, up from 18,587 barrels per day in 2006.

        Average realized gas prices increased by 8% to $7.05 per Mcf in 2007, compared to $6.50 per Mcf for 2006. This price increase boosted gas sales by $65.9 million between the two periods. Included in our 2007 realized gas price is $27.8 million of cash receipts (a positive $0.23 per Mcf effect) from settlement of cash flow hedges on 80,000 MMBtu per day of Mid-Continent gas production. We currently have 40,000 MMBtu per day of our Mid-Continent gas production hedged for 2008 at a floor price of $7.00/MMBtu.

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

	For the Years Ended December 31,
	2007	2006
Gas Gathering, Processing and Marketing (in thousands):
Gas gathering and processing revenues	$60,818	$46,135
Gas gathering and processing costs	(29,860)	(25,666)

Gas gathering and processing margin	$30,958	$20,469

Gas marketing revenues, net of related costs	$5,073	$3,854

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

	For the Years Ended December 31,		Variance Between
	2007	2006	2007/2006
Operating costs and expenses (in thousands):
Depreciation, depletion and amortization	$461,791	$396,394	$65,397
Asset retirement obligation	8,937	7,018	1,919
Production	201,512	176,833	24,679
Transportation	26,361	21,157	5,204
Taxes other than income	93,630	91,066	2,564
General and administrative	49,260	42,288	6,972
Stock compensation	10,772	8,243	2,529
Other operating, net	6,637	2,064	4,573
Gain on derivative instruments	—	(22,970)	22,970

	$858,900	$722,093	$136,807

        Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased to $858.9 million in 2007 compared to $722.1 million in 2006.

        DD&A was the largest component of the increase between periods. DD&A totaled $461.8 million in 2007 compared to $396.4 million in 2006. On a unit of production basis, DD&A was $2.81 per Mcfe in 2007 compared to $2.42 per Mcfe for 2006. The increase stems from replacement costs for reserves added being higher than costs of reserves produced. Service costs to drill and complete wells have been increasing and we are drilling deeper and more complex wells.

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

        Other, net decreased from $28.6 million of income in 2006 to $14.2 million of income in 2007. Components consist of miscellaneous income and expense items that will vary from period to period, including income and loss in equity investees, gain or loss on sale of inventory and interest income. The decrease from 2006 to 2007 is due primarily to the 2006 liquidation of the Company's investment in the Company's limited partnership affiliates, Teal Hunter L.P. and Mallard Hunter L.P. Excess distributions of $19.8 million from this liquidation were recorded during 2006. In 2007, we received an additional distribution from this liquidation in the amount of $3.0 million.

Income tax expense

        Income tax expense totaled $198.2 million for 2007 versus $198.6 million for 2006. The combined federal and state effective income tax rate was 36.4% and 36.5% in 2007 and 2006, respectively. Included in the 2007 income tax expense of $198.2 million was a current tax expense of $30.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The world's economy is being driven by the economic downturn and continuing credit crisis. These constraints, in turn, have pulled down energy prices because of slowing demand. If the capital and credit markets continue to experience volatility or prices continue to decline, and the availability of funds remains limited, we, and third parties with whom we do business, will continue to be negatively impacted. This could lead to losses associated with uncollectible receivables as well as affect our ability to advance our strategic plans as currently anticipated.

        To adapt to current conditions and to prepare for an eventual economic upswing, we have focused on maintaining liquidity, promoting operational efficiency, and expanding long-term reserves through focused drilling projects and potential acquisitions. Historically our exploration and development expenditures and dividend payments have generally been funded by cash flow provided by operating activities ("operating cash flow"). With the intent to continue to operate within our operating cash flows, we have significantly scaled back our planned 2009 drilling program, focusing on our highest rate of return projects which are primarily in our Woodford Shale position in the Anadarko Basin of Western Oklahoma and our south Texas Yegua and Cook Mountain play. With this reduced capital program, we believe that our operating cash flow and other capital resources will be adequate to fund our planned 2009 capital expenditures.

Because our 2009 exploration program has been reduced, we may not be able to replace the reserves in 2009.

Sources and Uses of Cash

        Our primary sources of liquidity and capital resources are cash flow from operating activities, occasional property sales, borrowings under our bank credit facility and public offerings of debt securities. Our primary uses of funds are exploration and development, property acquisitions, common stock dividends and occasional share repurchases.

        The following table presents the sources and uses of our cash and cash equivalents from 2006 to 2008. The table presents capital expenditures on a cash basis; these amounts differ from the amounts of capital expenditures (including accruals) that are referred to elsewhere in this document.

	For the Years Ended December 31.
	2008	2007	2006
	(in thousands)
Sources of cash and cash equivalents:
Operating cash flow	$1,367,488	$994,680	$878,419
Proceeds from sale of assets	39,096	177,195	10,705
Net increase in bank debt	220,000	—	95,000
Distributions from equity investees	39	3,015	59,823
Sales of short term investments	10,679	1,424	—
Increase in other long-term debt	—	350,000	—
Proceeds from issuance of common stock and other	13,141	9,886	4,311

Total sources of cash and cash equivalents	1,650,443	1,536,200	1,048,258

Uses of cash and cash equivalents:
Oil and gas expenditures	(1,594,775)	(1,021,456)	(1,054,581)
Merger related costs	—	—	(439)
Purchase of short-term investments	—	(16,000)	—
Other expenditures	(51,757)	(19,574)	(25,310)
Net decrease in bank debt	—	(95,000)	—
Decrease in other long-term debt	(105,550)	(204,360)	—
Financing costs incurred	(158)	(6,113)	(153)
Treasury stock acquired and retired	—	(42,266)	(11,016)
Dividends paid	(20,040)	(13,429)	(13,358)

Total uses of cash and cash equivalents	(1,772,280)	(1,418,198)	(1,104,857)

Net increase (decrease) in cash and cash equivalents	$(121,837)	$118,002	$(56,599)

Cash and cash equivalents at end of year	$1,213	$123,050	$5,048

Analysis of Cash Flow Changes (See the Consolidated Statements of Cash Flows)

        Cash flow provided by operating activities for 2008 was $1,367.5 million, compared to $994.7 million for 2007 and $878.4 million for 2006. The increase from 2007 to 2008 resulted primarily from higher gas prices, higher oil prices and increased production. The increase from 2006 to 2007 resulted primarily from higher gas prices, high oil prices and increased oil production.

        Cash flow used in investing activities for 2008 was $1.6 billion, compared to $875.4 million for 2007 and $1.0 billion for 2006. Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions and property sales. The increase from 2007 to 2008 was mostly caused by increased oil and gas expenditures resulting from a more active drilling program. In addition, we had $138.1 million less proceeds from sales of assets in 2008 when compared to 2007. The decrease from 2006 to 2007 was mostly caused by increased proceeds from property sales. We sold $177 million of oil and gas properties in 2007 versus $4.5 million in 2006.

        Net cash flow provided from financing activities in 2008 was $107.4 million versus $1.3 million used in 2007. In 2008 we had borrowings under our credit facility of $220.0 million and $13.1 million in proceeds from issuance of common stock and other. We used $105.6 million of the borrowings under our credit facility to repurchase a portion of our convertible notes in December and we made $20.0 million in dividend payments during the year.

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

Capital Expenditures

        The following table sets forth certain historical information regarding capitalized expenditures by us in our oil and gas acquisition, exploration, and development activities (in thousands):

	For Years Ended December 31,
	2008	2007	2006
Acquisitions:
Proved	$6,618	$17,334	$25,970
Unproved	175,777	23,580	513

	182,395	40,914	26,483
Exploration and development:
Land & Seismic	157,403	98,162	104,527
Exploration	245,538	217,696	251,717
Development	1,035,442	666,662	691,946

	1,438,383	982,520	1,048,190
Property sales	(38,093)	(176,659)	(4,459)

	$1,582,685	$846,775	$1,070,214

        2008 property acquisitions primarily relate to various producing properties and exploratory nonproducing leases that we purchased in October. This $180.9 million acquisition expanded our Woodford Shale position in the Anadarko Basin of western Oklahoma by 38,000 net acres.

        We make significant expenditures to find, acquire, and develop oil and natural gas reserves. Our exploration and development expenditures increased 46% in 2008 compared to 2007. The increase in 2008 resulted primarily from increases in exploration activity in our Mid-continent and Permian regions.

        We have reduced our planned capital program for 2009 to approximately $500 million due to the expectation of continued low oil and gas prices. If these prices drop even further, or if operating difficulties are encountered that result in cash flow from operations being less than expected, we may have to reduce our capital expenditures even more.

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

        Our 2008 exploration and development drilling program is discussed in Exploration and Development Activity Overview under Item 1 of this Form 10-K.

Financial Condition

        Future cash flows and the availability of financing will be subject to a number of variables, such as our success in locating and producing new reserves, the level of production from existing wells and prices of oil and natural gas. To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, access to capital markets, and bank borrowings. While we attempt to operate within forecasted cash flows from operations, we do periodically access our credit facility to finance our working capital needs and growth. Recent adverse developments in financial and credit markets have made it more difficult and more expensive to access the short-term capital market to meet our liquidity needs. Due to the tightened credit markets and significantly lower commodity prices we have planned to scale back our 2009 capital program by approximately 60% in comparison to 2008. With these planned reductions and amounts available to us under our existing credit facility we believe we will be able to continue to meet our needs for working capital, construction expenditures, debt servicing and dividend payments.

        During the year our total assets, net oil and gas assets, net income and stockholders' equity were reduced by a non-cash impairment of oil and gas properties in the amount of $2.2 billion ($1.4 billion after tax). Total assets decreased by $1.2 billion in 2008 from $5.4 billion at the beginning of the year to $4.2 billion by year end. Our net oil and gas assets decreased by $1.2 billion. Our cash position decreased by $121.8 million primarily as a result of our Woodford Shale acquisition in October and a decrease in commodity prices during the fourth quarter. As of December 31, 2008, stockholders' equity totaled $2.3 billion, down from $3.3 billion at December 31, 2007. The decrease resulted primarily from a 2008 net loss of $901.7 million.

Dividends

        In December 2005, the Board of Directors declared the Company's first quarterly cash dividend of $.04 per share payable to shareholders. A dividend has been authorized in every quarter since then. On December 12, 2007 the Board of Directors increased the regular cash dividend on our common stock from $0.04 to $0.06 per common share.

Common Stock Repurchase Program

        In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. During 2007 we repurchased a total of 1,114,200 shares at an average purchase price of $37.93. Cumulative purchases through December 31, 2007 total 1,364,300 shares at an average price of $39.05. No purchases were made in 2008.

Working Capital

        Working capital decreased $94.7 million from year-end 2007 to $45.4 million at year-end 2008. Working capital decreased primarily because of the following:

  •
  Our cash position decreased by $121.8 million compared to year end 2007 primarily as a result of our Woodford Shale acquisition in October and a decrease in commodity prices during the fourth quarter.

  •
  Oil and gas receivables decreased by $107.7 million due to a significant decrease in commodity prices from the prior year.

  •
  Trade payables increased by $48.0 million due to timing of payments.

        These working capital decreases were mostly offset by:

  •
  Revenue payable decreased by $27.1 million due to a significant decrease in commodity prices from the prior year.

  •
  Inventories increased by $156.4 million due to increased steel prices and a planned increase in the amount of pipe inventory in our yards.

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

Financing

        Debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Bank debt	$220,000	$—
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450 and $125,000, respectively)	21,223	137,159	(1)

Total long-term debt	$591,223	$487,159

(1)
Fair market value at June 7, 2005 was $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

  Bank Debt

        We have a $1.0 billion senior secured revolving credit facility ("credit facility") with a syndicate of banks that had a borrowing base of $1.0 billion as of December 31, 2008. At our option we set the banks' lending commitment under the credit facility at $500 million. The borrowing base is determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations.

        The credit facility matures on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. Amounts outstanding bear interest at our election at either a floating London Interbank Offered Rate (LIBOR) plus 1%-1.75% or at the JP Morgan Chase Bank prime rate plus 0%-0.5%. At December 31, 2008, there was $220 million of borrowings outstanding under the credit facility at a weighted average interest rate of approximately 1.66%. We also had letters of credit outstanding of $2.8 million leaving an unused borrowing availability of $277.2 million at December 31, 2008.

        The credit facility contains various covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens. The credit agreement requires us to maintain a current ratio (current assets to current liabilities, as defined) greater than 1 to 1 and a leverage ratio (indebtedness to EBITDA, as defined) not to exceed 3.0 to 1. The current ratio, as defined by the credit agreement, at December 31, 2008, was 1.69 to 1 and our leverage ratio was 0.42 to 1. As of December 31, 2008, we were in compliance with all of the financial and non-financial covenants.

        We have initiated discussions with our syndicate of banks regarding a new three-year senior secured revolving credit facility with the intent to increase the banks' lending commitment from $500 million to $800 million. In addition, we may consider a high-yield bond offering in the future, if appropriate.

  7.125% Notes due 2017

        In May, 2007, we issued $350 million of 7.125% senior unsecured notes that mature May 1, 2017 at par. Interest on the notes is payable May 1 and November 1 of each year. The notes are governed by an indenture containing covenants that could limit our ability to incur additional indebtedness; pay dividends or repurchase our common stock; make investments and other restricted payments; incur liens; enter into sale/leaseback transactions; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets.

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

        At any time prior to May 1, 2012, we may also redeem all, but not part, of the notes at a price of 100% of the principal amount of the notes plus accrued and unpaid interest plus a "make-whole" premium.

        If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

  Floating rate convertible notes due 2023

        The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate of three month LIBOR, reset quarterly. On December 31, 2008, the interest rate was 2.0%.

        The holders as of December 15, 2008, had the right to require us to repurchase all or a portion of the notes at a price of 100% of the principal amount (plus accrued interest). As of December 15, 2008, holders with principal of $105.550 million submitted their notes for repurchase leaving $19.450 million still outstanding. We repurchased the $105.550 million in notes with borrowings under our credit facility. The remaining notes have future repurchase dates as of December 15, 2013, and 2018. We have the right at any time to redeem some or all of the notes still outstanding at a redemption price of 100% of the principal amount (plus accrued interest).

        In addition to the repurchase rights, holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the conversion price of $28.59 per share. On December 31, 2008, the closing price of our common stock traded on the New York Stock Exchange was $26.78.

        If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

Contractual Obligations and Material Commitments

        At December 31, 2008, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(In thousands)
Long-term debt(1)	$589,450	$220,000	$—		$—		$369,450
Fixed-Rate interest payments(1)	211,969	24,938	49,875		49,875		87,281
Operating leases	28,233	5,681	10,814		9,632		2,106
Drilling commitments(2)	187,412	187,412	—		—		—
Inventory commitments(3)	81,929	81,929	—		—		—
Gas processing facility(4)	108,611	38,887	42,348		27,376		—
Asset retirement obligation	139,948	14,610	—	(5)	—	(5)	—	(5)
Other liabilities(6)	51,216	8,823	17,636		17,636		7,121

(1)
These amounts do not include interest on the $220 million of bank debt outstanding at December 31, 2008. The weighted average interest rate at December 31, 2008 was approximately 1.66%. See item 7A: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)
We have drilling commitments of approximately $101.7 million consisting of obligations to complete drilling wells in progress at December 31, 2008. We also have minimum expenditure commitments of $85.7 million to secure the use of drilling rigs. Hurricanes Gustav and Ike occurred during the third quarter of 2008. We are continuing to evaluate damages to our wells and platforms. It is not presently determinable what our share of the total damages will be after insurance proceeds.

(3)
At December 31, 2008, we had outstanding purchase order commitments of $81.9 million for tubular inventory. Subsequent to year-end we have been able to cancel approximately $17.1 million of those commitments, and efforts continue to further reduce our inventory commitments.

(4)
We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. At December 31, 2008, we had commitments of $176.8 million relating to construction of the gas processing plant of which $108.6 million is subject to a construction contract. The total cost of the project will approximate $362 million. Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42 1/2% of the costs.

(5)
We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

(6)
Other liabilities include the fair value of our liabilities associated with our benefit obligations and other miscellaneous commitments.

        At December 31, 2008, we had firm sales contracts to deliver approximately 8.5 Bcf of natural gas over the next twelve months. If this gas is not delivered, our financial commitment would be approximately $40 million. This commitment may fluctuate due to either price volatility or volumes delivered. However, we do not anticipate that a financial commitment will be due.

        In connection with a gas gathering and processing agreement, we have commitments to deliver 59.4 Bcf of gas over the next five years. If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $45.1 million.

        We have other various delivery commitments in the normal course of business, none of which are individually material. In aggregate, these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5.9 million.

        All of the noted commitments were routine and were made in the normal course of our business.

        Based on current commodity prices and anticipated levels of production, we believe that the estimated net cash generated from operations, coupled with the cash on hand and amounts available under our existing bank credit facility will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and planned exploration and development activities.

2009 Outlook

        Our exploration and development expenditures program for 2009 are projected to range from $400 million to $600 million. Though there are a variety of factors that could curtail, delay or even cancel some of our planned operations, we believe our projected program is likely to occur. The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts warrant pursuit of the projects.

        Production estimates for 2009 range from 440 to 460 MMcfe per day. Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2008, our realized prices averaged $8.43 per Mcf of gas and $96.03 per barrel of oil. Prices can be very volatile and the possibility of 2009 realized prices being different than they were in 2008 is high.

        Certain expenses for 2009 on a per Mcfe basis are currently estimated as follows:

2009
Production expense	$1.20 - $1.30
Transportation expense	0.17 - 0.22
DD&A and Asset retirement obligation	1.85 - 2.10
General and Administrative	0.27 - 0.30
Production taxes (% of oil and gas revenue)	7.0% - 8.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operation are based upon Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A complete list of our significant accounting policies are described in Note 3 to our Consolidated Financial Statements included in this report. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following to be our most critical accounting policies and estimates that involve significant judgments and discuss the selection and development of these policies and estimates with our Audit Committee.

Oil and Gas Reserves

        The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. Estimations of proved undeveloped reserves can be subject to an even greater possibility of revision. At year-end, 18 percent of our total proved reserves are categorized as proved undeveloped. Of these proved undeveloped reserves, 89 percent are related to a project in Wyoming. Our reserve engineers review and revise our reserve estimates annually. Additionally, we annually engage an independent petroleum engineering firm to review our proved reserve estimates associated with at least 80% of the discounted future net cash flows before income taxes.

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

	Years Ended December 31,
	2008		2007		2006
	Bcfe Change	Percent of total Reserves	Bcfe Change	Percent of total Reserves	Bcfe Change	Percent of total Reserves
Revisions resulting from price changes	(145.2)	(9.86)%	35.5	2.45%	(40.1)	(2.88)%
Other changes in estimates	(11.6)	(0.79)%	22.0	1.52%	3.5	0.25%

Total	(156.8)	(10.65)%	57.5	3.97%	(36.6)	(2.63)%

        Non-price related revisions added 13.9 Bcfe over the three-year period 2006-2008. Over the same period we have seen a 149.8 Bcfe decrease resulting from lower prices. See Note 16, Supplemental Oil and Gas Disclosures for additional reserve data.

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

        At the end of each quarter, we make a full cost ceiling limitation calculation, whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed the amount of the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense. Future net revenues used in the calculation of the full cost ceiling limitation are determined based on current oil and gas prices and are adjusted for designated cash flow hedges. Changes in proved reserve estimates (whether based upon quantity revisions or oil and gas prices) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. However, if commodity prices increase after period end and before issuance of the financial statements, these higher commodity prices may be used to determine if the capital costs are in fact impaired as of the end of the period. Any recorded impairment of oil and gas properties is not reversible at a later date.

        Due to a significant decrease in period end commodity prices, at September 30, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $657.1 million ($417.4 million, net of tax), for which we recorded a non-cash impairment of oil and gas properties. As a result of further declines in natural gas and oil prices during the fourth quarter of 2008, we recorded an additional non-cash impairment of oil and gas properties. Based on prices at December 31, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $1.6 billion ($1.0 billion after tax). The Company's quarterly and annual ceiling test is primarily impacted by period end commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. Holding all factors constant other than commodity prices, a 10% decline in prices as of December 31, 2008 would have resulted in an additional ceiling test impairment of approximately 12% of our full cost pool. Also, goodwill could be potentially impaired. Changes in actual reserve quantities added and produced along with our actual overall exploration and development costs will impact the Company's actual ceiling test calculation and impairment analyses.

Goodwill

        At December 31, 2008, we had $691.4 million of goodwill recorded in conjunction with past business combinations. Goodwill is subject to annual reviews for impairment based on a two step accounting test. The first step is to compare the estimated fair value of the Company with the recorded net book value (including the goodwill), after giving effect to all other period impairments, including the impairment of oil and gas properties from the full cost pool ceiling limitation calculation. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, a hypothetical acquisition value of the Company is computed utilizing purchase business combination accounting rules.

        We perform our annual goodwill impairment review in the fourth quarter of each year. During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices. Management must apply judgment in determining the estimated fair value of the Company for purposes of performing the annual goodwill impairment test. As of December 31, 2008, the book value per share of our common stock exceeded the market price by less than $2 per share. Management does not consider the market value of our shares to be an accurate reflection of our net assets, for impairment purposes. To estimate the fair value of the Company, we used all available information, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. This estimated fair value differs significantly from the valuation used in the ceiling limitation calculation, which requires the use of prices and costs in effect at year end, discounted at 10 percent. The ceiling calculation is not intended to be indicative of fair value.

        In estimating the fair value of our oil and gas properties, we used projected future prices based on the NYMEX strip index at December 31, 2008 (adjusted for estimated delivery point price differentials). Based on our current exploration plans, we included estimated future cash flows from development of our unproved properties and applied a discount rate of 15% to 20%, depending on the reserve category. This resulted in a slight excess of fair value over the carrying value of our net assets at year end. Should lower prices or quantities result in the future, or higher discount rates be necessary, the carrying value of our net assets may exceed the estimated fair value, resulting in an impairment of goodwill.

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

        In January 2009, the Tulsa County District Court issued a judgment in the H.B. Krug, et al versus Helmerich & Payne, Inc. ("H&P") case. This lawsuit was originally filed in 1998 and addressed H&P's conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Damages of $6.9 million plus $119.5 million for disgorgement of H&P's estimated potential compounded profit since 1989, resulting from the noted damages, were awarded to plaintiff royalty owners, for a total of $126.4 million. This amount was subsequently adjusted by the court to a total of $119.6 million. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P's exploration and production business. We periodically assess the probability of estimable amounts related to litigation matters, as required by Financial Accounting Standard No. 5 (Accounting for Contingencies) and adjust our accruals accordingly. In September 2008, based on the available information at the time, we accrued an estimated litigation expense of $12 million for both damages and probable disgorgement. The higher disgorgement award could not be reasonably estimated until the final judgment in January 2009. We therefore accrued an additional $107.6 million, bringing the total accrued litigation expense for the year ended December 31, 2008 to $119.6 million for this lawsuit. We have appealed the District Court's judgments.

        In the normal course of business, we have other various litigation related matters and associated accruals. Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

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

        Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. During 2008, we revised our existing estimated asset retirement obligation by $23.0 million, or approximately 16.4 percent of the asset retirement obligation at December 31, 2008, due to changes in the various related attributes. Over the past three years, revisions to the estimated asset retirement obligation averaged approximately 9.3 percent. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Recently Issued Accounting Standards

        In May, 2008, the Financial Accounting Standards Board ("FASB") issued a new Staff Position (No. APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), that will impact the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion. The new requirements apply not only to new instruments, but also would be applied retrospectively to previously issued convertible instruments. The debt and equity components of the instruments are to be accounted for separately. The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital. The debt component is recorded at a discount and is subsequently accreted to its par value, thereby reflecting an overall market rate of interest in the income statement. This Staff Position is effective for both new and previously issued instruments for current and comparative periods in fiscal years beginning after December 15, 2008, and interim periods within those years. We will adopt this in the first quarter of 2009. Upon adoption, without considering tax effects, we will retrospectively record a decrease in the book value of our Floating Rate Convertible Notes of approximately $30 million as of June 7, 2005, and a corresponding increase in additional paid-in-capital. In addition, we will record additional non-cash interest expense of approximately $1.9 million per year for 2008, 2007 and 2006.

        In June, 2008, the FASB issued a new Staff Position (EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which holds that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents are "participating securities" (as defined by EITF 03-6 as securities that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation),and therefore should be included in computing earnings per share using the two-class earnings allocation method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. Once effective, the requirements will be applied by restating previously reported earnings per share data. We will adopt this in the first quarter of 2009.

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

        Currently, we are largely accepting the volatility risk that the change in prices presents. None of our future oil and gas production is subject to hedging. At December 31, 2008, our derivative contracts were completed. See Note 3 to the Consolidated Financial Statements in Item 8 of this report for additional information regarding our derivative instruments.

Interest Rate Risk

        At December 31, 2008, we had total debt outstanding of $591.2 million. Of this amount, $220 million is outstanding under our senior secured revolving credit facility and $350 million is senior unsecured notes that bear interest at a fixed rate of 7.125% and will mature on May 1, 2017. The credit facility matures on July 1, 2010 and amounts outstanding bear interest at our election at either a floating LIBOR rate plus 1%-1.75% or the prime rate plus 0%-0.5%. The remaining debt of our unsecured convertible senior notes is $19.45 million (face value) which matures on December 15, 2023. These convertible notes bear interest at an annual rate of three-month LIBOR, reset quarterly. The book value of our revolving credit facility and the convertible notes approximates the current fair value. The fair value of our 7.125% notes was approximately $267.8 million at December 31, 2008.

        We consider our interest rate exposure to be minimal because as of December 31, 2008 about 59% of our long-term debt obligations were at fixed rates. A 1% increase in the three-month LIBOR rate would increase annual interest expense by $2.4 million. This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. See Note 4 and Note 6 to the Consolidated Financial Statements in Item 8 of this report for additional information regarding debt.

Market Value of Investments

        We currently have $2.5 million invested in an asset-backed securities fund. We expect to liquidate our investment in this fund within the next 12 months. A five percent change in these investments' market value would have a $125 thousand impact on our investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIMAREX ENERGY CO.

        All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cimarex Energy Co.:

        We have audited the accompanying consolidated balance sheets of Cimarex Energy Co. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimarex Energy Co. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver
February 27, 2009

CIMAREX ENERGY CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,213	$123,050
Restricted cash	502	—
Short-term investments	2,502	14,391
Accounts receivable:
Trade, net of allowance	73,676	64,600
Oil and gas sales, net of allowance	136,606	244,299
Gas gathering, processing, and marketing, net of allowance	6,974	6,428
Other	41,826	—
Inventories	186,062	29,642
Deferred income taxes	2,435	5,697
Derivative instruments	—	12,124
Other current assets	63,148	64,346

Total current assets	514,944	564,577

Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	7,052,464	5,545,977
Unproved properties and properties under development, not being amortized	465,638	364,618

	7,518,102	5,910,595
Less—accumulated depreciation, depletion and amortization	(4,709,597)	(1,938,863)

Net oil and gas properties	2,808,505	3,971,732

Fixed assets, less accumulated depreciation of $67,020 and $49,629	119,616	90,584
Goodwill	691,432	691,432
Other assets, net	30,436	44,469

	$4,164,933	$5,362,794

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Trade	$89,221	$41,213
Gas gathering, processing, and marketing	11,936	11,458
Accrued liabilities:
Exploration and development	111,511	92,640
Taxes other than income	26,473	26,109
Other	126,010	121,638
Revenue payable	104,438	131,513

Total current liabilities	469,589	424,571
Long-term debt	591,223	487,159
Deferred income taxes	499,634	1,076,223
Asset retirement obligation	125,338	105,784
Other liabilities	129,784	9,770

Total liabilities	1,815,568	2,103,507

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,144,024 and 83,620,480 shares issued, respectively	841	836
Treasury stock, at cost, 885,392 and1,078,822 shares held, respectively	(33,344)	(40,628)
Paid-in capital	1,855,825	1,842,690
Retained earnings	526,998	1,448,763
Accumulated other comprehensive (loss) income	(955)	7,626

	2,349,365	3,259,287

	$4,164,933	$5,362,794

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Gas sales	$1,074,705	$845,631	$810,894
Oil sales	806,186	518,991	404,517
Gas gathering, processing and other	87,757	60,818	46,135
Gas marketing, net of related costs of $141,668, $107,678 and $144,702 respectively	1,699	5,073	3,854

	1,970,347	1,430,513	1,265,400

Costs and expenses:
Impairment of oil and gas properties	2,242,921	—	—
Depreciation, depletion and amortization	547,404	461,791	396,394
Asset retirement obligation	8,796	8,937	7,018
Production	218,736	201,512	176,833
Transportation	38,107	26,361	21,157
Gas gathering and processing	43,838	29,860	25,666
Taxes other than income	130,490	93,630	91,066
General and administrative	44,500	49,260	42,288
Stock compensation, net	10,090	10,772	8,243
(Gain) loss on derivative instruments	—	—	(22,970)
Other operating, net	126,433	6,637	2,064

	3,411,315	888,760	747,759

Operating income (loss)	(1,440,968)	541,753	517,641
Other (income) and expense:
Interest expense	32,064	37,966	29,940
Capitalized interest	(22,108)	(19,680)	(24,248)
Amortization of fair value of debt	(709)	(1,908)	(3,784)
Gain on early extinquishment of debt	(9,569)	(5,099)	—
Other, net	(10,348)	(14,151)	(28,591)

Income (loss) before income tax expense	(1,430,298)	544,625	544,324
Income tax expense (benefit)	(528,613)	198,156	198,605

Net income (loss)	$(901,685)	$346,469	$345,719

Earnings (loss) per share:
Basic	$(11.07)	$4.23	$4.21

Diluted	$(11.07)	$4.09	$4.11

Weighted average shares outstanding:
Basic	81,478	81,819	82,066

Diluted	81,478	84,632	84,090

        The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(901,685)	$346,469	$345,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	2,242,921	—	—
Depreciation, depletion and amortization	547,404	461,791	396,394
Asset retirement obligation	8,796	8,937	7,018
Deferred income taxes	(594,802)	167,507	220,539
Stock compensation, net	10,090	10,772	8,243
Derivative instruments	—	—	(41,926)
Gain on liquidation of equity investees	(39)	(3,015)	(19,785)
Changes in non-current assets and liabilities	136,328	354	593
Other	(5,794)	(1,392)	1,540
Changes in operating assets and liabilities
(Increase) decrease in receivables, net	56,245	(7,777)	(9,811)
(Increase) in inventory and other current assets	(155,222)	(32,180)	(11,812)
Increase (decrease) in accounts payable and accrued liabilities	23,246	43,214	(18,293)

Net cash provided by operating activities	1,367,488	994,680	878,419

Cash flows from investing activities:
Oil and gas expenditures	(1,594,775)	(1,021,456)	(1,054,581)
Merger related costs	—	—	(439)
Proceeds from sale of assets	39,096	177,195	10,705
Distributions received from equity investees	39	3,015	59,823
Purchases of short-term investments	—	(16,000)	—
Sales of short-term investments	10,679	1,424	—
Other expenditures	(51,757)	(19,574)	(25,310)

Net cash used by investing activities	(1,596,718)	(875,396)	(1,009,802)

Cash flows from financing activities:
Net Increase (decrease) in bank debt	220,000	(95,000)	95,000
Increase in other long-term debt	—	350,000	—
Decrease in other long-term debt	(105,550)	(204,360)	—
Financing costs incurred	(158)	(6,113)	(153)
Treasury stock acquired and retired	—	(42,266)	(11,016)
Dividends paid	(20,040)	(13,429)	(13,358)
Proceeds from issuance of common stock and other	13,141	9,886	4,311

Net cash provided by (used in) financing activities	107,393	(1,282)	74,784

Net change in cash and cash equivalents	(121,837)	118,002	(56,599)
Cash and cash equivalents at beginning of period	123,050	5,048	61,647

Cash and cash equivalents at end of period	$1,213	$123,050	$5,048

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Paid-in Capital	Unearned Compensation	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2005	83,524	$835	$1,865,597	$(15,862)	$788,356	$81	$(43,554)	$2,595,453
Dividends	—	—	—	—	(16,673)	—	—	(16,673)
Issuance of restricted stock awards	601	6	13,682	(13,688)	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(8,090)	(8,090)
Common stock reacquired and retired	(278)	(3)	(12,039)	—	—	—	11,016	(1,026)
Restricted stock forfeited and retired	(55)		(361)	314	—	—	—	(47)
Amortization of unearned compensation	—	—	7,019	2,262	—	—	—	9,281
Reclass restricted unit liability to unearned compensation	—	—	—	13,881	—	—	—	13,881
Reclass remaining unearned compensation to paid-in capital	—	—	(13,093)	13,093	—	—	—	—
Exercise of stock options, net of tax benefit of $1,618 recorded in paid-in capital	170	2	4,313	—	—	—	—	4,315
Stock Option Compensation Expense	—	—	2,330	—	—	—	—	2,330
Comprehensive income:
Net income	—	—	—	—	345,719	—	—	345,719
Unrealized gain on derivatives, net of tax	—	—	—	—	—	30,954	—	30,954
Unrealized gain on marketable securities of investments, net of tax	—	—	—	—	—	46	—	46

Total comprehensive income								376,719

Balance, December 31, 2006	83,962	$840	$1,867,448	$—	$1,117,402	$31,081	$(40,628)	$2,976,143
Dividends	—	—	—	—	(15,108)	—	—	(15,108)
Issuance of restricted stock awards	572	5	(5)	—	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(42,266)	(42,266)
Common stock reacquired and retired	(1,306)	(13)	(49,270)	—	—	—	42,266	(7,017)
Restricted stock forfeited and retired	(61)	(1)	1	—	—	—	—	—
Amortization of unearned compensation	—	—	12,738	—	—	—	—	12,738
Exercise of stock options, net of tax benefit of $4,026 recorded in paid-in capital	454	5	9,881	—	—	—	—	9,886
Stock Option Compensation Expense	—	—	1,897	—	—	—	—	1,897
Comprehensive income:
Net income	—	—	—	—	346,469	—	—	346,469
Net change from hedging activity	—	—	—	—	—	(23,302)	—	(23,302)
Unrealized loss on short-term investments and other, net of tax	—	—	—	—	—	(153)	—	(153)

Total comprehensive income								323,014

Balance, December 31, 2007	83,621	$836	$1,842,690	$—	$1,448,763	$7,626	$(40,628)	$3,259,287
Dividends	—	—	—	—	(20,080)	—	—	(20,080)
Issuance of restricted stock awards	465	5	(5)	—	—	—	—	—
Retirement of treasury stock	(193)	(2)	(7,282)	—	—	—	7,284	—
Common stock reacquired and retired	(154)	(1)	(9,938)	—	—	—	—	(9,939)
Restricted stock forfeited and retired	(54)	(1)	1	—	—	—	—	—
Amortization of unearned compensation	—	—	15,491	—	—	—	—	15,491
Exercise of stock options, net of tax benefit of $6,712 recorded in paid-in capital	414	4	13,137	—	—	—	—	13,141
Stock Option Compensation Expense	—	—	1,731	—	—	—	—	1,731
Vesting of restricted stock units	45	—	—	—	—	—	—	—
Comprehensive (loss):
Net (loss)	—	—	—	—	(901,685)	—	—	(901,685)
Net change from hedging activity	—	—	—	—	—	(7,652)	—	(7,652)
Unrealized loss on short-term investments and other, net of tax	—	—	—	—	—	(929)	—	(929)

Total comprehensive (loss)								(910,266)

Balance, December 31, 2008	84,144	$841	$1,855,825	$—	$526,998	$(955)	$(33,344)	$2,349,365

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

        Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Our significant accounting policies are described in Note 3 to our Consolidated Financial Statements. We analyze our estimates, including those related to oil and gas revenues, reserves and properties, as well as goodwill and contingencies, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Certain amounts in prior years' financial statements have been reclassified to conform to the 2008 financial statement presentation.

2. DESCRIPTION OF BUSINESS

        Cimarex Energy Co. is an independent oil and gas exploration and production company with operations entirely located in the United States. Our oil and gas reserves and operations are mainly located in Texas, Oklahoma, New Mexico, Kansas, Louisiana, and Wyoming. We operate wells that account for a substantial portion of our total proved reserves and production.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents consist of cash in banks and investments readily convertible into cash, which have original maturities within three months at the date of acquisition. Cash equivalents are stated at cost, which approximates market value. Restricted cash consists of monies of third parties being held by Cimarex as operator of a property in Oklahoma, until ownership disputes among the third parties are resolved.

Short-term Investments

        Our short-term investments consist of investments in an asset-backed securities fund. The investments are classified as available-for-sale and are carried at fair value in our balance sheet. Unrealized holding gains and losses are reported in other comprehensive income (loss).

Inventories

        Inventories, primarily materials and supplies, are valued at the lower of cost or market using weighted average cost.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        At the end of each quarter, we make a full cost ceiling limitation calculation, whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed the amount of the present value discounted at ten percent of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense. Future net revenues used in the calculation of the full cost ceiling limitation are determined based on current oil and gas prices and are adjusted for designated cash flow hedges, if any. Changes in proved reserve estimates (whether based upon quantity revisions or oil and gas prices) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. However, if commodity prices increase after period end and before issuance of the financial statements, these higher commodity prices may be used to determine if the capital costs are in fact impaired as of the end of the period. Any recorded impairment of oil and gas properties is not reversible at a later date.

        Due to a significant decrease in period end commodity prices, at September 30, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $657.1 million ($417.4 million, net of tax), for which we recorded a non-cash impairment of oil and gas properties. As a result of further declines in commodity prices during the fourth quarter of 2008, we recorded an additional non-cash impairment of oil and gas properties. Based on prices at December 31, 2008, our ceiling limitation calculation resulted in excess capitalized costs of $1.6 billion ($1.0 billion after tax), for which we recorded a non-cash impairment of oil and gas properties. The Company's quarterly and annual ceiling test is primarily impacted by period end commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. Holding all factors constant other than commodity prices, a 10% decline in prices as of December 31, 2008 would have resulted in an additional ceiling test impairment of approximately 12% of our full cost pool. Also, goodwill could be potentially impaired. Changes in actual reserve quantities added and produced along with our actual overall exploration and development costs will impact the Company's actual ceiling test calculation and impairment analyses.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        At December 31, 2008, we had $691.4 million of goodwill recorded in conjunction with past business combinations. Goodwill is subject to annual reviews for impairment based on a two-step accounting test. The first step is to compare the estimated fair value of the Company with the recorded net book value (including goodwill), after giving effect to any period impairment of oil and gas properties resulting from the ceiling limitation calculation. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the Company. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the Company's assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower. We perform our annual goodwill impairment review in the fourth quarter of each year.

        During the fourth quarter of 2008, there were severe disruptions in the credit markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices. Management must apply judgment in determining the estimated fair value of the Company for purposes of performing the annual goodwill impairment test. As of December 31, 2008, the book value per share of our common stock exceeded the market price by less than $2 per share. Management does not consider the market value of our shares to be an accurate reflection of our net assets, for impairment purposes. To estimate the fair value of the Company, we used all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

        In estimating the fair value of our oil and gas properties, we used projected future prices based on the NYMEX strip index at December 31, 2008 (adjusted for estimated delivery point price differentials). Based on our current exploration plans, we included estimated future cash flows from development of our unproved properties and applied a discount rate of 15% to 20%, depending on the reserve category. This resulted in a slight excess of fair value over the carrying value of our net assets at year end. Should lower prices or quantities result in the future, or higher discount rates be necessary, the carrying value of our net assets may exceed the estimated fair value, resulting in an impairment of goodwill.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Gas Imbalances

        We use the sales method of accounting for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold. Oil and gas reserves are adjusted to the extent there are sufficient quantities of natural gas to make up an imbalance. In situations where there are insufficient reserves available to make-up an overproduced imbalance, then a liability is established. The natural gas imbalance liability at December 31, 2008 and 2007 was $3.5 million and $3.6 million, respectively. At December 31, 2008 and 2007, we were also in an under-produced position relative to certain other third parties.

Oil and Gas Reserves

        The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, subjective decisions and available data for our various fields make these estimates generally less precise than other estimates included in financial statement disclosures. For 2008, revisions of previous estimates decreased proved reserves by 156.7 Bcfe or 12% of total proved reserves on December 31, 2008. Our negative revisions resulted from lower oil and gas prices and increased lease operating expenses. See Note 16, Supplemental Oil and Gas Disclosures for more reserve information. At year-end, 18% of our total proved reserves are categorized as proved undeveloped. Of these proved undeveloped reserves, 89% are related to a project in Wyoming.

        We use the units-of-production method to amortize the cost of our oil and gas properties. Changes in reserve quantities and commodity prices will cause corresponding changes in depletion expense in periods subsequent to these changes, or in some cases, a full cost ceiling limitation charge in the period of the revision.

Transportation Costs

        We account for transportation costs under Emerging Issues Task Force ("EITF") 00-10 Accounting for Shipping and Handling Fees and Costs. Amounts paid for transportation are classified as an operating expense and are not netted against gas sales.

Derivatives

        SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the balance sheet at fair value. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge for accounting treatment purposes. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recognized currently in costs and expenses associated with operating income in our consolidated statements of operations. For derivatives designated as cash flow hedges, changes in the fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is settled. Changes in the fair value of the hedge resulting from ineffectiveness are recognized currently as unrealized gains or losses in other income and expense in the consolidated statements of operations. Gains and losses upon settlement of the cash flow hedges are recognized in gas revenues in the period the contracts are settled.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Existing commodity derivatives acquired in the Magnum Hunter merger did not qualify for hedge accounting treatment. During 2006, Cimarex recognized a net gain of $23.0 million. Activity included non-cash mark-to-market derivative gains and losses as well as cash settlements. Cash payments related to these contracts for 2006 totaled $19.0 million. All of the contracts assumed with the merger had expired at December 31, 2006.

        In 2006, we entered into additional derivative contracts to mitigate a portion of our potential exposure to adverse market changes in an environment of volatile gas prices. Using zero-cost collars with Mid-Continent weighted average floor and ceiling prices of $7.00 to $10.17 for 2007 and $7.00 to $9.90 for 2008, we hedged 29.2 million MMBtu and 14.6 million MMBtu of our anticipated Mid-Continent gas production for 2007 and 2008, respectively. At December 31, 2008, there were no remaining contracts outstanding.

        Under the collar agreements, we received the difference between an agreed upon index price and a floor price if the index price was below the floor price. We paid the difference between the agreed upon contracted ceiling price and the index price only if the index price was above the contracted ceiling price. No amounts are paid or received if the index price is between the contracted floor and ceiling prices. These contracts were designated for hedge accounting treatment as cash flow hedges.

        Settlements received during the year ended December 31, 2008 and 2007 totaled $11.3 million and $27.8 million, which were recorded in gas sales and increased the average realized price for the year by $0.09 per Mcf and $0.23 per Mcf, respectively. During the periods ended December 31, 2008 and 2007, we recognized a loss of $35 thousand and a gain of $49 thousand, respectively, related to the ineffective portion of the derivative contracts.

        At December 31, 2007, the fair value of the remaining contracts was approximately $12.1 million and was recorded as a current asset, and an unrealized gain (net of deferred income taxes) of $7.7 million was recorded in other comprehensive income (loss). At December 31, 2008, all of the contracts were completed.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. We closely monitor known and potential legal, environmental, and other contingencies and periodically determine when we should record losses for these items based on information available to us.

        In January 2009, the Tulsa County District Court issued a judgment in the H.B. Krug, et al versus Helmerich & Payne, Inc. ("H&P") case. This lawsuit was originally filed in 1998 and addressed H&P's conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Damages of $6.9 million plus $119.5 million for disgorgement of H&P's estimated potential compounded profit since 1989, resulting from the noted damages, were awarded to plaintiff royalty owners, to a total of $126.4 million. This amount was subsequently adjusted by the court to a total of $119.6 million. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P's exploration and production business. In September 2008, based on the available information at the time, we accrued an estimated litigation expense of $12 million for both damages and probable disgorgement. The higher disgorgement award could not be reasonably estimated until the final judgment in January 2009. We therefore accrued an additional $107.6 million, bringing the total accrued litigation expense for the year ended December 31, 2008 to $119.6 million for this lawsuit. We have appealed the District Court's judgments.

        As of December 31, 2008, in the normal course of business, we have other various litigation related matters and associated accruals. Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        Comprehensive income is a term used to refer to net income plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net income.The components of other comprehensive income (loss) are as follows (in 000's):

	Net Unrealized Gain on Derivative Instruments(1)	Net Unrealized Gain (or Loss) On Short-Term Investments and Other(1)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$—	$81	$81
2006 activity	30,954	46	31,000

Balance at December 31, 2006	30,954	127	31,081
2007 activity	(23,302)	(153)	(23,455)

Balance at December 31, 2007	$7,652	$(26)	$7,626
2008 activity	(7,652)	(929)	(8,581)

Balance at December 31, 2008	$—	$(955)	$(955)

    (1)
    Net of tax

        The table below sets forth the changes in the Company's unrealized gains on derivative instruments included as a component of comprehensive income (loss) for the years ended December 31, 2008 and 2007 (in 000's):

	2008	2007
Unrealized derivative gain in comprehensive income, at January 1	$12,088	$49,009
Change in fair value	(851)	(9,043)
Reclassification of net gains to income	(11,272)	(27,829)
Net ineffectiveness	35	(49)

	—	12,088
Related income tax effect	—	(4,436)

Unrealized derivative gain in comprehensive income (loss) at December 31	$—	$7,652

Segment Information

        Cimarex has one reportable segment (exploration and production).

Recently Issued Accounting Standards

        In May, 2008, the Financial Accounting Standards Board ("FASB") issued a new Staff Position (No. APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Including Partial Cash Settlement), that will impact the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion. The new requirements apply not only to new instruments, but also would be applied retrospectively to previously issued convertible instruments. The debt and equity components of the instruments are to be accounted for separately. The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital. The debt component is recorded at a discount and is subsequently accreted to its par value, thereby reflecting an overall market rate of interest in the income statement. This Staff Position is effective for both new and previously issued instruments for current and comparative periods in fiscal years beginning after December 15, 2008, and interim periods within those years. We will adopt this in the first quarter of 2009. Upon adoption, without considering tax effects, we will retrospectively record a decrease in the book value of our Floating Rate Convertible Notes of approximately $30 million as of June 7, 2005, and a corresponding increase in additional paid-in-capital. In addition, we will record additional non-cash interest expense of approximately $1.9 million per year for 2008, 2007 and 2006.

        In June, 2008, the FASB issued a new Staff Position (EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which holds that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents are "participating securities" (as defined by EITF 03-6 as securities that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation), and therefore should be included in computing earnings per share using the two-class earnings allocation method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. Once effective, the requirements will be applied by restating previously reported earnings per share data. We will adopt this in the first quarter of 2009.

4. FAIR VALUE MEASUREMENTS

        Our short-term investments are reported at fair value in the accompanying balance sheets. SFAS No. 157, Fair Value Measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for an asset or liability. The following tables

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

provide fair value measurement information for certain assets and liabilities as of December 31, 2008 and 2007.

	Carrying Amount	Fair Value
	(In thousands)
December 31, 2008:
Financial Assets (Liabilities):
Short-term investments	$2,502	$2,502
7.125% Notes due 2017	$(350,000)	$(267,750)
Bank debt	$(220,000)	$(220,000)
Floating rate convertible notes due 2023	$(21,223)	$(19,450)

	Carrying Amount	Fair Value
	(In thousands)
December 31, 2007:
Financial Assets (Liabilities):
Short-term investments	$14,391	$14,391
Derivative instruments	$12,124	$12,124
7.125% Notes due 2017	$(350,000)	$(346,504)
Floating rate convertible notes due 2023	$(137,159)	$(183,395)

        Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

  Short-term Investments (Level 2)

        In the fourth quarter of 2007, we invested $16 million in an asset-backed securities fund, which we expect to be liquidated in 2009. The investments are classified as available-for-sale, and at the end of each period, changes in the fair value of the investments are recorded in other comprehensive income (loss). The fair values of these investments are based on a net asset valuation provided by the fund manager. During 2008, we liquidated $10.4 million of the investments, with a realized loss of $395 thousand and an impairment charge of $801 thousand, both of which were included in earnings for the period. We also reflected an unrealized loss of $664 thousand in other comprehensive income (loss) as of December 31, 2008. As of December 31, 2007, we had liquidated $1.4 million of the investments with a realized loss of $17 thousand, included in earnings for the period, and an unrealized loss of $184 thousand, recorded in other comprehensive income (loss).

  Bank Debt and Notes

  Debt

        The fair value of our bank debt is estimated to approximate the carrying amount as the interest is a floating rate based on either the London Interbank Offered Rate ("LIBOR") or the JP Morgan Chase Bank prime rate and resets periodically.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

  Notes

        The fair values for our 7.125% fixed rate notes were based on their last traded value before year end.

        There is not an observable market for our convertible notes. At December 31, 2008, the fair value of the notes was estimated to approximate the face value of the notes, because the notes bear interest at LIBOR, and reset quarterly. The conversion rate of $28.59 attributable to the conversion feature at December 31, 2008 exceeded the $26.78 per share closing price of our common stock; therefore, no value was attributed to the conversion feature. At December 31, 2007, the closing price of our common stock was $42.53 per share and exceeded the $28.99 conversion ratio. Therefore, the fair value of the convertible notes at December 31, 2007 included value attributable to both the face amount of the notes and the conversion feature.

Derivative Instruments

        At December 31, 2008, we had no derivative instruments outstanding. The fair value of our derivative instruments at December 31, 2007 was estimated using internal discounted cash flow calculations based on the stated contract prices and current and projected market prices at December 31, 2007.

Other Financial Instruments

        The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities. At December 31, 2008, the allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $5.1 million, $0.7 million, and zero, respectively. At December 31, 2007, the allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $5.6 million, $0.2 million, and zero, respectively.

        Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

5. ASSET RETIREMENT OBLIGATIONS

        The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost. Capitalized costs are depleted as a component of the full cost pool.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Asset retirement obligation at January 1	$113,054	$129,141
Liabilities incurred	6,095	5,063
Liability settlements and disposals	(8,882)	(25,880)
Accretion expense	6,663	6,628
Revisions of estimated liabilities	23,018	(1,898)

Asset retirement obligation at December 31	139,948	113,054
Less current obligation	14,610	7,270

Long-term asset retirement obligation	$125,338	$105,784

        During 2008 we recognized a revision of $23 million to our asset retirement obligation. The net increase resulted primarily from an overall increase in abandonment cost estimates and changes in the productive lives of our wells.

6. LONG TERM DEBT

        Debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Bank debt	$220,000	$—
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450 and $125,000, respectively)	21,223	137,159	(1)

Total long-term debt	$591,223	$487,159

    (1)
    Fair market value at June 7, 2005 was $144.75 million. The subsequent noted balances represent the fair market value at date of acquisition less amortization of the premium of fair market value over face value.

  Bank Debt

        We have a $1.0 billion senior secured revolving credit facility ("credit facility") with a syndicate of banks that had a borrowing base of $1.0 billion as of December 31, 2008. At our option we set the banks' lending commitment under the credit facility at $500 million. The borrowing base is determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations.

        The credit facility matures on July 1, 2010 and is secured by mortgages on certain oil and gas properties and the stock of certain wholly-owned operating subsidiaries. Amounts outstanding bear interest at our election at either a floating LIBOR plus 1%-1.75% or at the JP Morgan Chase Bank prime rate plus 0%-0.5%. At December 31, 2008, there was $220 million of borrowings outstanding under the credit facility at a weighted average interest rate of approximately 1.66%. We also had letters of credit

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG TERM DEBT (Continued)

outstanding of $2.8 million leaving an unused borrowing availability of $277.2 million at December 31, 2008.

        The credit facility contains various covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens. The credit agreement requires us to maintain a current ratio (current assets to current liabilities, as defined) greater than 1 to 1 and a leverage ratio (indebtedness to EBITDA, as defined) not to exceed 3.0 to 1. The current ratio, as defined by the credit agreement, at December 31, 2008, was 1.69 to 1 and our leverage ratio was 0.42 to 1. As of December 31, 2008 we were in compliance with all of the financial and non-financial covenants.

  7.125% Notes due 2017

        In May, 2007 we issued $350 million of 7.125% senior unsecured notes that mature May 1, 2017 at par. Interest on the notes is payable May 1 and November 1 of each year. The notes are governed by an indenture containing covenants that could limit our ability to incur additional indebtedness; pay dividends or repurchase our common stock; make investments and other restricted payments; incur liens; enter into sale/leaseback transactions; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets.

        The notes are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage
2012	103.6%
2013	102.4%
2014	101.2%
2015 and thereafter	100.0%

        At any time prior to May 1, 2010, we may redeem up to 35% of the original principal amount of the notes with the proceeds of certain equity offerings of our shares of common stock at a redemption price of 107.125% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of redemption.At any time prior to May 1, 2012, we may also redeem all, but not part, of the notes at a price of 100% of the principal amount of the notes plus accrued and unpaid interest plus a "make-whole" premium.

        If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

  Floating rate convertible notes due 2023

        The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at an annual rate of three month LIBOR, reset quarterly. On December 31, 2008, the interest rate was 2.0%.

        The holders as of December 15, 2008, had the right to require us to repurchase all or a portion of the notes at 100% of the principal amount (plus accrued interest). As of December 15, 2008, holders with principal of $105.550 million submitted their notes for repurchase leaving $19.450 million still outstanding.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG TERM DEBT (Continued)

We repurchased the $105.550 million in notes with borrowings under our credit facility. The remaining notes have future repurchase dates as of December 15, 2013, and 2018. We have the right at any time to redeem some or all of the notes still outstanding at a redemption price of 100% of the principal amount (plus accrued interest).

        In addition to the repurchase rights, holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the conversion price of $28.59 per share. On December 31, 2008, the closing price of our common stock traded on the New York Stock Exchange was $26.78.

        If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

7. INCOME TAXES

        Federal income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 differ from the amounts that would be provided by applying the U.S. Federal income tax rate, due to the effect of state income taxes, and the Domestic Production Activities deduction. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current taxes:
Federal	$65,323	$26,993	$(20,672)
State	866	3,656	(1,262)

	66,189	30,649	(21,934)
Deferred taxes:
Federal	(569,243)	162,122	211,534
State	(25,559)	5,385	9,005

	(594,802)	167,507	220,539

	$(528,613)	$198,156	$198,605

        Reconciliations of the income tax (benefit) expense calculated at the federal statutory rate of 35% to the total income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Provision at statutory rate	$(500,588)	$190,619	$190,513
Effect of state taxes	(26,118)	9,041	7,564
Domestic Production Activities deduction	(2,208)	(1,723)	—
Other	301	219	528

Income tax (benefit) expense	$(528,613)	$198,156	$198,605

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (BENEFIT) (Continued)

        The components of Cimarex's net deferred tax liabilities are as follows (in thousands):

	December 31,
	2008	2007
Long-term:
Assets:
Credit carryforwards	$—	$3,587
Other	38,058	1,474

	38,058	5,061
Liabilities:
Property, plant and equipment	(537,692)	(1,081,284)

Net, long-term deferred tax liability	(499,634)	(1,076,223)
Current:
Assets:
Derivative instruments	—	4,445
Other	2,435	1,252

	2,435	5,697

Net deferred tax liabilities	$(497,199)	$(1,070,526)

        We have recorded deferred tax assets of $40.5 million the realization of which is dependent on generating sufficient taxable income in the future.

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

        As of December 31, 2008, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 - 2007 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities which remain open for tax years 2004 - 2007 for examination.

8. CAPITAL STOCK

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

Restricted Stock and Units

        During 2008 we issued a total of 464,620 restricted shares and 3,790 restricted units to non-employee directors, officers, and other employees. Included in that amount are 244,000 shares issued to certain executives that are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group's stock price performance. After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award. The material terms of performance goals applicable to these awards were approved by stockholders in May 2006. The remaining shares and units granted in 2008 have service-based vesting schedules of three to five years.

        The following table presents restricted stock activity during the last three years:

	Years Ended December 31,
	2008	2007	2006
Outstanding beginning of period	1,289,695	792,779	249,905
Vested	(28,470)	(13,693)	(7,915)
Granted	464,620	572,009	600,589
Canceled	(53,600)	(61,400)	(49,800)

Outstanding end of period	1,672,245	1,289,695	792,779

        The following table presents restricted unit activity during the last three years:

	Years Ended December 31,
	2008	2007	2006
Outstanding beginning of period	701,915	696,641	697,937
Converted to Stock	(45,500)	—	—
Granted	3,790	5,274	4,954
Canceled	(5,000)	—	(6,250)

Outstanding end of period	655,205	701,915	696,641

Vested included in outstanding	596,247	559,839	172,617

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

8. CAPITAL STOCK (Continued)

to the restricted stock and unit awards is recognized ratably over the applicable vesting period. We recorded compensation costs related to the restricted stock and units as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Compensation costs:
Recorded as expense	$9,363	$8,875	$5,913
Capitalized to oil and gas properties	$6,128	$3,863	$3,320

Unamortized compensation costs related to unvested restricted shares and units at December 31, 2008, 2007, and 2006 was $33.6 million, $31.7 million, and $30.6 million, respectively.

Stock Options

        Options granted under our plan expire ten years from the grant date and have service-based vesting schedules of three to five years. The plan provides that all grants have an exercise price of the average of the high and low prices of our common stock as reported by the New York Stock Exchange on the date of grant. Upon the exercise of certain stock options granted after October 1, 2002, grantees are required to hold at least 50% of the profit shares, as defined in the plan, until the eighth anniversary of the grant date.

        There were 483,500 stock options granted during 2008. Information about outstanding stock options is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (000)
Outstanding as of January 1, 2008	1,489,565	$17.73
Exercised	(414,449)	15.51
Granted	483,500	56.70
Canceled	(26,600)	56.74

Outstanding as of December 31, 2008	1,532,016	$29.95	5.6 Years	$10,219

Exercisable as of December 31, 2008	1,002,396	$17.17	3.6 Years	$10,219

        The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $18.9 million, $11.0 million and $4.4 million, respectively.

        Compensation cost for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted. We recognize compensation cost ratably over the vesting period. During 2008, 2007 and 2006, compensation cost (including capitalized amounts) were $1.7 million, $1.9 million and $2.3 million, respectively.

        The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $19.44, $15.62 and $15.75, respectively. The fair value of options is estimated as of the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of our common stock. Historical data is also used to estimate the probability of option exercise, expected years until exercise and potential forfeitures. The risk-free interest rate used is the five-year U.S. Treasury bond in effect at the date of the grant.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

        The following summarizes the assumptions used to determine the fair market value of options issued during the last three years:

	Years Ended December 31,
	2008	2007	2006
Expected years until exercise	5.5	7.5	7.5
Expected stock volatility	32.4%	32.3%	32.2%
Dividend yield	0.6%	0.6%	0.1%
Risk-free interest rate	3.5%	3.3%	4.8%

        Cash received from option exercises during the years ended December 31, 2008, 2007, and 2006 was approximately $6.4 million, $5.9 million, and $2.7 million, respectively. The related tax benefits realized from option exercises totaled approximately $6.7 million, $4.0 million, and $1.6 million, respectively, and were recorded to paid-in capital.

        The following summary reflects the status of non-vested stock options granted to employees and directors as of December 31, 2008 and changes during the year:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2008	101,760	$15.59
Vested	(29,040)	14.68
Granted	483,500	19.44
Forfeited	(26,600)	19.43

Non-vested as of December 31, 2008	529,620	$18.96

        As of December 31, 2008 there was $8.7 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. We expect to recognize that cost pro rata over a weighted-average period of 2.6 years. The weighted average exercise price of the non-vested stock options is $54.15.

        The total grant-date fair value of options that vested during 2008, 2007 and 2006 was $0.4 million, $2.0 million and $1.8 million, respectively.

Stockholder Rights Plan

        We have a stockholder rights plan. The plan is designed to improve the ability of our board to protect the interests of our stockholders in the event of an unsolicited takeover attempt. For every outstanding share of Cimarex common stock, there exists one purchase right (the Right). Each Right represents a right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a purchase price of $60.00 per share, subject to adjustment in certain cases, to prevent dilution. The Rights will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of our common stock, or a person or group commences a tender offer or exchange offer that, if successfully consummated, would result in such person or group beneficially owning 15% or more of our common stock. In general, in either of these events, each holder of a right, other than the person or group initiating

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

the acquisition or tender offer, will have the right to receive Cimarex common stock with a value equal to two times the exercise price of the right.

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

Dividends and Stock Repurchases

        In December 2005, the Board of Directors declared our first quarterly cash dividend of $0.04 per share. A dividend has been authorized every quarter since then. In December 2007, the dividend was increased to $0.06 per share. Future dividend payments will depend on the Company's level of earnings, financial requirements and other factors considered relevant by the Board of Directors.

        In December 2005, the Board of Directors authorized the repurchase of up to four million shares of our common stock. The authorization is currently set to expire on December 31, 2009. Through December 31, 2007, we had repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice. There were no shares repurchased in the fourth quarter of 2008, or since the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2008

	Total Number of Shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs
October, 2008	None	NA	None	2,635,700
November, 2008	None	NA	None	2,635,700
December, 2008	None	NA	None	2,635,700

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

        A summary of the Company's Common Stock activity follows:

	Number of Shares (in thousands)
	Issued	Treasury	Outstanding
December 31, 2005	83,524	(1,147)	82,377
Shares issued under compensation plans, net of cancellations	546	—	546
Option exercises, net of cancellations	142	—	142
Treasury shares purchased	—	(182)	(182)
Treasury shares cancelled	(250)	250	—

December 31, 2006	83,962	(1,079)	82,883
Shares issued under compensation plans, net of cancellations	511	—	511
Option exercises, net of cancellations	262	—	262
Treasury shares purchased	—	(1,114)	(1,114)
Treasury shares cancelled	(1,114)	1,114	—

December 31, 2007	83,621	(1,079)	82,542
Shares issued under compensation plans, net of cancellations	441	—	441
Option exercises, net of cancellations	276	—	276
Treasury shares purchased	—	—	—
Treasury shares cancelled	(194)	194	—

December 31, 2008	84,144	(885)	83,259

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS (LOSS) PER SHARE

        The calculations of basic and diluted net earnings (loss) per common share for the years ended December 31, 2008, 2007, and 2006 are presented in the table below (in thousands, except per share data):

	2008	2007	2006
Basic earnings (loss) per share:
Income (loss) available to common stockholders	$(901,685)	$346,469	$345,719
Weighted average basic shares outstanding	81,478	81,819	82,066

Basic earnings (loss) per share	$(11.07)	$4.23	$4.21

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$(901,685)	$346,469	$345,719

Weighted average basic shares outstanding	81,478	81,819	82,066
Incremental shares from assumed exercise of stock options and the vesting of restricted stock and units	— (1)	1,438	1,274
Incremental shares from assumed conversion of the convertible senior notes	— (1)	1,375	750

Weighted average diluted shares outstanding	81,478	84,632	84,090

Diluted earnings (loss) per share	$(11.07)	$4.09	$4.11

(1)
No potential common shares are included in the diluted share computation when a loss from continuing operations exist.

        The following table presents the amounts of outstanding stock options, restricted stock and units.

	2008	2007	2006
Stock options	1,532,016	1,489,565	1,913,529
Restricted stock	1,672,245	1,289,695	792,779
Restricted stock units	655,205	701,915	696,641

        All stock options and restricted units and shares and the convertible notes were considered potentially dilutive securities for each of the periods presented except for those determined to be anti-dilutive as follows:

	2008	2007	2006
Stock options	1,532,016	90,900	43,582
Restricted stock	1,672,245	142,081	205,628
Restricted stock units	655,205	1,517	3,454
Convertible notes	—	—	—

	3,859,466	234,498	252,664

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLANS

        We maintain and sponsor a contributory 401(k) plan for our employees. Costs related to the plan were $5.2 million, $5.2 million, and $3.2 million in the years ended December 31, 2008, 2007, and 2006, respectively.

11. RELATED PARTY TRANSACTIONS

        Helmerich & Payne, Inc. provides contract drilling services to Cimarex. Drilling costs of approximately $40.2 million, $21.5 million, and $20.5 million were incurred by Cimarex related to such services for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, we have minimum expenditure commitments of $26.2 million to secure the use of Helmerich & Payne, Inc.'s drilling rigs. We had no such commitments at December 31, 2007 or 2006. Hans Helmerich, a director of Cimarex, is President and Chief Executive Officer of Helmerich & Payne, Inc. Certain subsidiaries of Newpark Resources, Inc. have provided various drilling services to Cimarex. Costs of such services were $24.3 million, $15.6 million, and $19.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Jerry Box, a director of Cimarex is a director and Chairman of the Board of Newpark Resources, Inc.

12. MAJOR CUSTOMERS

        No individual purchasers represented more than 10% of our revenues for the years ended December 31, 2008 and 2007. During 2006, sales to one purchaser represented approximately 11% of our revenues.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,902	$19,006	$5,268
Interest capitalized	$22,108	$19,680	$24,248
Income taxes	$128,861	$2,408	$37,774
Cash received for income taxes	$4,251	$46,518	$1,007

14. COMMITMENTS AND CONTINGENCIES

        Shown below are the five year debt maturities and five year lease commitments as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long term debt (face value)	$589,450	$220,000	$—	$—	$369,450
Operating leases	$28,233	$5,681	$10,814	$9,632	$2,106

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

        In January 2009, the Tulsa County District Court issued a judgment in the H.B. Krug, et al versus Helmerich & Payne, Inc. ("H&P") case. This lawsuit was originally filed in 1998 and addressed H&P's conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Damages of $6.9 million plus $119.5 million for disgorgement of H&P's estimated potential compounded profit since 1989, resulting from the noted damages, were awarded to plaintiff royalty owners, for a total of $126.4 million. This amount was subsequently adjusted by the court to a total of $119.6 million. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P's exploration and production business. We periodically assess the probability of estimable amounts related to litigation matters, as required by Financial Accounting Standard No. 5 (Accounting for Contingencies) and adjust our accruals accordingly. In September 2008, based on the available information at the time, we accrued an estimated litigation expense of $12 million for both damages and probable disgorgement. The higher disgorgement award could not be reasonably estimated until the final judgment in January 2009. We therefore accrued an additional $107.6 million, bringing the total accrued litigation expense for the year ended December 31, 2008 to $119.6 million for this lawsuit. We have appealed the District Court's judgments.

        In the normal course of business, we have other various litigation related matters and associated accruals. Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Other

        We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. At December 31, 2008, we had commitments of $176.8 million relating to construction of the gas processing plant of which $108.6 million is subject to a construction contract. The total cost of the project will approximate $362 million. Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42 1/2% of the costs.

        We have drilling commitments of approximately $101.7 million consisting of obligations to complete drilling wells in progress at December 31, 2008. We also have minimum expenditure commitments of $85.7 million to secure the use of drilling rigs. Hurricanes Gustav and Ike occurred during the third quarter of 2008. We are currently evaluating damages to our wells and platforms. It is not presently determinable what our share of the total damages will be after insurance proceeds.

        At December 31, 2008, we had outstanding purchase order commitments of $81.9 million for tubular inventory. Subsequent to year-end we have been able to cancel approximately $17.1 million of those commitments, and efforts continue to further reduce our inventory commitments.

        At December 31, 2008, we had firm sales contracts to deliver approximately 8.5 Bcf of natural gas over the next twelve months. If this gas is not delivered, our financial commitment would be approximately $40 million. This commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our reserves and current production levels.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        In connection with a gas gathering and processing agreement, we have commitments to deliver 59.4 Bcf of gas over the next five years. If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $45.1 million.

        We have other various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5.9 million.

        We have non-cancelable operating leases for office and parking space in Denver, Tulsa, Dallas, and for small district and field offices. Rental expense for the operating leases totaled $6.4 million, $5.9 million, and $5.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        All of the noted commitments were routine and were made in the normal course of our business.

15. PROPERTY SALES

        Various interests in oil and gas properties were sold during 2008 and 2007, with net consideration totaling $38.1 million and $176.7 million, respectively. Proceeds from the sales were recorded as a reduction to oil and gas properties, as prescribed under the full cost method of accounting.

        In September 2006, our limited partnership affiliates, Teal Hunter L.P. and Mallard Hunter L.P., sold all of their interests in oil and gas properties. Our investments in these partnerships had been reflected in other assets, net. The net consideration received to date via distributions from the partnerships is $62.9 million. Distributions in excess of the carrying amount of our investments of $3 million in 2007 and $19.8 million in 2006 have been recorded in other income.

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES

        Oil and Gas Operations—The following tables contain direct revenue and cost information relating to our oil and gas exploration and production activities for the periods indicated. We have no long-term supply or purchase agreements with governments or authorities in which we act as producer. Income tax

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

expense (benefit) related to our oil and gas operations are computed using the effective tax rate for the period (in thousands):

	Years Ended December 31
	2008	2007	2006
Oil and gas revenues from production	$1,880,891	$1,364,622	$1,215,411
Less operating costs and income taxes:
Impairment of oil and gas properties	2,242,921	—	—
Depletion	527,813	444,546	379,640
Asset retirement obligation	8,796	8,937	7,018
Production	218,736	201,512	176,833
Transportation	38,107	26,361	21,157
Taxes other than income	130,490	93,630	91,066
Income tax expense (benefit)	(475,295)	214,510	196,935

	2,691,568	989,496	872,649

Results of operations from oil and gas producing activities	$(810,677)	$375,126	$342,762

Amortization rate per Mcfe	$2.97	$2.70	$2.32

        Costs Incurred—The following table sets forth the capitalized costs incurred in our oil and gas production, exploration, and development activities (in thousands):

	Years Ended December 31,
	2008	2007	2006
Costs incurred during the year:
Acquisition of properties
Proved	$6,618	$17,334	$25,970
Unproved	310,666	102,572	64,421
Exploration	268,052	236,866	292,336
Development	1,035,442	666,662	691,946

Oil and gas expenditures	1,620,778	1,023,434	1,074,673
Property sales	(38,093)	(176,659)	(4,459)

	1,582,685	846,775	1,070,214
Asset retirement obligation, net	24,822	(18,207)	20,177

	$1,607,507	$828,568	$1,090,391

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

        Aggregate Capitalized Costs—The table below reflects the aggregate capitalized costs relating to our oil and gas producing activities at December 31, 2008 (in thousands):

Proved properties	$7,052,464
Unproved properties and properties under development, not being amortized	465,638

7,518,102
Less-accumulated depreciation, depletion and amortization	(4,709,597)

Net oil and gas properties	$2,808,505

        Costs Not Being Amortized—The following table summarizes oil and gas property costs not being amortized at December 31, 2008, by year that the costs were incurred (in thousands):

2008	$425,317
2007	36,855
2006	3,453
2005 and prior	13

$465,638

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

        Oil and Gas Reserve Information—Proved oil and gas reserve quantities are based on estimates prepared by Cimarex in accordance with guidelines established by the Securities and Exchange Commission (SEC). DeGolyer and MacNaughton, independent petroleum engineers, reviewed the proved reserve estimates associated with at least 80% of the discounted future net cash flows before income taxes for the years ended December 31, 2008, 2007 and 2006.

        Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. The following reserve data at December 31, 2008, 2007 and 2006 represents estimates only with relevant prices in effect at year

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

end, and should not be construed as being exact. All of our reserves are located in the continental United States or the Gulf of Mexico.

	December 31, 2008		December 31, 2007		December 31, 2006
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)
Total proved reserves
Beginning of year	1,122,694	58,250	1,090,362	59,797	1,004,482	64,710
Revisions of previous estimates	(57,989)	(16,465)	50,027	1,251	(14,498)	(3,684)
Extensions, discoveries & improved recovery	143,570	11,884	162,136	13,361	170,933	5,018
Purchases of reserves	2,483	55	10,571	99	55,046	551
Production	(127,444)	(8,395)	(119,937)	(7,446)	(124,733)	(6,529)
Sales of properties	(15,981)	(127)	(70,465)	(8,812)	(868)	(269)

End of year	1,067,333	45,202	1,122,694	58,250	1,090,362	59,797

Proved developed reserves	834,517	44,520	848,001	51,497	851,213	50,202

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

        The following summary sets forth the Company's Standardized Measure (in thousands):

	December 31,
	2008	2007	2006
Cash inflows	$7,314,200	$12,674,941	$9,397,265
Production costs	(2,681,510)	(3,673,259)	(2,760,771)
Development costs	(229,546)	(540,555)	(581,855)
Income tax expense	(1,173,658)	(2,689,836)	(1,943,773)

Net cash flow	3,229,486	5,771,291	4,110,866
10% annual discount rate	(1,505,233)	(2,873,660)	(1,909,977)

Standardized measure of discounted future net cash flow	$1,724,253	$2,897,631	$2,200,889

        The following are the principal sources of change in the Standardized Measure (in thousands):

	December 31,
	2008	2007	2006
Standardized measure, beginning of period	$2,897,631	$2,200,889	$3,028,100
Sales, net of production costs	(1,493,558)	(1,043,121)	(929,638)
Net change in sales prices, net of production costs	(1,683,984)	976,912	(1,168,787)
Extensions, discoveries and improved recovery, net of future production and development costs	742,889	858,632	468,854
Net change in future development costs	334,565	136,413	193,280
Revision of quantity estimates	(243,985)	168,877	(88,023)
Accretion of discount	424,312	308,660	435,888
Change in income taxes	741,834	(459,777)	445,073
Purchases of reserves in place	6,956	31,278	64,538
Sales of properties	(29,986)	(123,268)	(7,216)
Change in production rates and other	27,579	(157,864)	(241,180)

Standardized measure, end of period	$1,724,253	$2,897,631	$2,200,889

        Impact of Pricing—The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations in prices are due to supply and demand and are beyond our control.

        The following average prices were used in determining the Standardized Measure as of:

	December 31,
	2008	2007	2006
Price per Mcf	$5.33	$6.51	$5.54
Price per Bbl	$36.34	$93.66	$56.91

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

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

17. UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

2008	First	Second	Third	Fourth
	(In thousands, except for per share data)
Revenues	$477,210	$617,043	$577,258	$298,836
Expenses, net	327,375	387,735	809,387	1,347,535

Net income (loss)	$149,835	$229,308	$(232,129)	$(1,048,699)

Earnings (loss) per common share:
Basic	$1.84	$2.81	$(2.85)	$(12.86)
Diluted	$1.76	$2.68	$(2.85)	$(12.86)

2007	First	Second	Third	Fourth
	(In thousands, except for per share data)
Revenues	$306,627	$341,771	$343,432	$438,683
Expenses, net	241,999	263,064	270,276	308,705

Net income	$64,628	$78,707	$73,156	$129,978

Earnings per common share:
Basic	$0.79	$0.96	$0.90	$1.60
Diluted	$0.77	$0.93	$0.87	$1.54

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Cimarex's management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of Cimarex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of December 31, 2008 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

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

        As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Company maintained effective internal control over financial reporting as of December 31, 2008.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cimarex Energy Co:

        We have audited Cimarex Energy Co. and subsidiaries (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cimarex Energy's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Cimarex Energy Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 27, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF CIMAREX

        Information concerning the directors of Cimarex is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 20, 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009. Information concerning the executive officers of Cimarex is set forth under Item 4A in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 20, 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 20, 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 20, 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 20, 2009 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	The following financial statements are included in Item 8 to this 10-K:
		Consolidated balance sheets as of December 31, 2008 and 2007.	50
		Consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006.	51
		Consolidated statements of cash flows for the years ended December 31, 2008, 2007, and 2006.	52
		Consolidated statements of stockholders' equity and comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006.	53
		Notes to consolidated financial statements.	54
	(2)	Financial statement schedules—None
	(3)	Exhibits:

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
4.7
First Supplemental Indenture dated as of June 13, 2005, among Cimarex Energy Co., the Subsidiary Guarantors party thereto and Deutsche Bank Trust Company Americas, (filed as Exhibit 4.1 to Registrant's Form 8-K (file no. 001-31446) dated June 17, 2005 and incorporated herein by reference).
4.8
Second Supplemental Indenture dated as of June 7, 2005, among Cimarex Energy Co., Magnum Hunter Resources, Inc., the Subsidiary Guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.1 to Registrant's Form 8-K (file no. 001-31446) dated June 7, 2005 and incorporated herein by reference).
4.9
Third Supplemental Indenture dated as of June 13, 2005, among Cimarex Energy Co., the Subsidiary Guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.1 to Registrant's Form 8-K (file no. 001-31446) dated June 17, 2005, and incorporated herein by reference).
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
10.7	Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and F. H. Merelli.*
10.8
Employment Agreement, dated September 7, 1999, by and between Paul Korus and Key Production Company, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference).
10.9	Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Paul Korus.*
10.10
Employment Agreement, dated October 25, 1993, by and between Thomas E. Jorden and Key Production Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference).
10.11	Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Thomas E. Jorden.*
10.12
Employment Agreement, dated February 2, 1994, by and between Stephen P. Bell and Key Production Company, Inc. (filed as Exhibit 10.8 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference).
10.13	Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Stephen P. Bell.*
10.14
Employment Agreement, dated March 11, 1994, by and between Joseph R. Albi and Key Production Company, Inc. (filed as Exhibit 10.9 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference).
10.15	Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Joseph R. Albi*.
10.16	Amended and Restated 2002 Stock Incentive Plan of Cimarex Energy Co. effective January 1, 2009.*
10.17	Form of Performance Award Agreement dated January 4, 2006 (filed as Exhibit 10.1 to Registration's Form 8-K dated January 4, 2006 (File no. 001-31446) and incorporated herein by reference).
10.18	Deferred Compensation Plan for Nonemployee Directors adopted May 19, 2004, as amended and restated effective January 1, 2009.*
10.19	Cimarex Energy Co. Supplemental Savings Plan (amended and restated, effective January 1, 2009).*
10.20	Cimarex Energy Co. Change in Control Severance Plan dated effective April 1, 2005. amended and restated effective January 1, 2009.*

10.21	Indemnification Agreement effective December 5, 2008 with Jerry Box.*
10.22	Indemnification Agreement effective December 5, 2008 with Hans Helmerich.*
10.23	Indemnification Agreement effective December 5, 2008 with David A. Hentschel.*
10.24	Indemnification Agreement effective December 5, 2008 with Paul D. Holleman.*
10.25	Indemnification Agreement effective December 5, 2008 with F.H. Merelli.*
10.26	Indemnification Agreement effective December 5, 2008 with Monroe W. Robertson.*
10.27	Indemnification Agreement effective December 5, 2008 with Michael J. Sullivan.*
10.28	Indemnification Agreement effective December 5, 2008 with L. Paul Teague.*
10.29	Indemnification Agreement effective February 26, 2009 with Gary R. Abbott.*
10.30	Indemnification Agreement effective February 26, 2009 with Joseph R. Albi.*
10.31	Indemnification Agreement effective February 26, 2009 with Stephen P. Bell.*
10.32	Indemnification Agreement effective February 26, 2009 with Richard S. Dinkins.*
10.33	Indemnification Agreement effective February 26, 2009 with Thomas A. Jorden.*
10.34	Indemnification Agreement effective February 26, 2009 with Paul Korus.*
10.35	Indemnification Agreement effective February 26, 2009 with James H. Shonsey.*
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

Date: February 27, 2009

CIMAREX ENERGY CO.

	By:	/s/ F.H. MERELLI F.H. Merelli Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F.H. MERELLI F.H. Merelli	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ PAUL KORUS Paul Korus	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 27, 2009
/s/ JAMES H. SHONSEY James H. Shonsey	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2009
* Jerry Box	Director	February 27, 2009
* Hans Helmerich	Director	February 27, 2009
* David A. Hentschel	Director	February 27, 2009
* Paul D. Holleman	Director	February 27, 2009

Signature	Title	Date

* Monroe W. Robertson	Director	February 27, 2009
* Michael J. Sullivan	Director	February 27, 2009
* L. Paul Teague	Director	February 27, 2009

*By:	/s/ F.H. MERELLI F.H. Merelli Attorney-in- Fact	February 27, 2009