Form 10-Q
period 2009-06-30
CIMAREX ENERGY CO
filed 2009-08-07
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

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

The number of shares of Cimarex Energy Co. common stock outstanding as of June 30, 2009 was 83,401,551.

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

MMcfe—Million cubic feet equivalent

MMcfe/d—Million cubic feet equivalent per day

Net Acres—Gross acreage multiplied by working interest percentage

Net Production—Gross production multiplied by net revenue interest

NGL—Natural gas liquids

Tcf—Trillion cubic feet

Tcfe—Trillion cubic feet equivalent

One barrel of oil is the energy equivalent of six Mcf of natural gas

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.
Consolidated Balance Sheets

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,960	$1,213
Restricted cash	558	502
Short-term investments	1,374	2,502
Receivables, net	181,652	259,082
Oil and gas well equipment and supplies	191,911	186,062
Deferred income taxes	9,182	2,435
Derivative instruments	4,840	—
Other current assets	54,559	63,148
Total current assets	447,036	514,944
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	7,333,298	7,052,464
Unproved properties and properties under development, not being amortized	407,630	465,638
	7,740,928	7,518,102
Less – accumulated depreciation, depletion and amortization	(5,642,874)	(4,709,597)
Net oil and gas properties	2,098,054	2,808,505
Fixed assets, net	119,857	119,616
Goodwill	691,432	691,432
Other assets, net	46,425	30,436
	$3,402,804	$4,164,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,973	$101,157
Accrued liabilities	162,287	263,994
Derivative instruments	528	—
Revenue payable	85,930	104,438
Total current liabilities	272,718	469,589
Long-term debt	706,712	587,630
Deferred income taxes	273,803	500,945
Other liabilities	257,070	255,122
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,401,551 and 84,144,024 shares issued, respectively	834	841
Treasury stock, at cost, zero and 885,392 shares held, respectively	—	(33,344)
Paid-in capital	1,847,209	1,874,834
Retained earnings	44,898	510,271
Accumulated other comprehensive loss	(440)	(955)
	1,892,501	2,351,647
	$3,402,804	$4,164,933

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues:
Gas sales	$100,539	$339,965	$217,163	$598,920
Oil sales	112,829	248,741	193,434	444,191
Gas gathering, processing and other	9,363	27,733	20,433	49,571
Gas marketing, net	(46)	604	834	1,571
	222,685	617,043	431,864	1,094,253
Costs and expenses:
Impairment of oil and gas properties	—	—	791,137	—
Depreciation, depletion and amortization	56,885	133,201	146,551	258,757
Asset retirement obligation	2,096	1,862	4,641	3,456
Production	46,031	49,092	96,445	101,144
Transportation	7,764	10,621	16,473	18,930
Gas gathering and processing	4,411	13,021	9,517	23,196
Taxes other than income	15,252	39,749	30,797	70,356
General and administrative	9,519	13,876	17,281	25,460
Stock compensation, net	2,097	2,366	4,354	4,641
Loss on derivative instruments, net	358	—	256	—
Other operating, net	6,091	85	16,183	1,121
	150,504	263,873	1,133,635	507,061

Operating income (loss)	72,181	353,170	(701,771)	587,192

Other (income) and expense:
Interest expense	11,254	8,022	19,521	16,719
Capitalized interest	(5,422)	(4,653)	(10,935)	(9,259)
Other, net	5,535	(5,507)	7,890	(8,524)

Income (loss) before income tax	60,814	355,308	(718,247)	588,256
Income tax expense (benefit)	22,007	126,295	(262,954)	209,705

Net income (loss)	$38,807	$229,013	$(455,293)	$378,551

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.06	$0.06	$0.12	$0.12
Undistributed	0.40	2.67	(5.70)	4.40
	$0.46	$2.73	$(5.58)	$4.52

Diluted
Distributed	$0.06	$0.06	$0.12	$0.12
Undistributed	0.40	2.59	(5.70)	4.25
	$0.46	$2.65	$(5.58)	$4.37

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(455,293)	$378,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	801,905	—
Depreciation, depletion and amortization	146,551	258,757
Asset retirement obligation	4,641	3,456
Deferred income taxes	(234,120)	124,122
Stock compensation, net	4,354	4,641
Derivative instruments, net	3,625	—
Changes in non-current assets and liabilities	5,879	239
Other, net	13,212	806
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	76,306	(103,137)
Increase in other current assets	(26,000)	(46,047)
Increase (decrease) in accounts payable and accrued liabilities	(146,714)	76,164
Net cash provided by operating activities	194,346	697,552
Cash flows from investing activities:
Oil and gas expenditures	(292,742)	(641,067)
Proceeds from sale of assets	18,563	354
Sales of short-term investments	1,230	7,061
Other expenditures	(10,727)	(21,086)
Net cash used by investing activities	(283,676)	(654,738)
Cash flows from financing activities:
Net increase (decrease) in bank debt	119,000	—
Financing costs incurred	(17,961)	(50)
Dividends paid	(10,076)	(9,974)
Issuance of common stock and other	114	12,961
Net cash provided by financing activities	91,077	2,937
Net change in cash and cash equivalents	1,747	45,751
Cash and cash equivalents at beginning of period	1,213	123,050
Cash and cash equivalents at end of period	$2,960	$168,801

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements

June 30, 2009

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

Due to the significant decrease in natural gas prices during the first quarter of 2009, our March 31, 2009 ceiling limitation calculation resulted in excess capitalized costs of $791 million ($502 million, net of tax) for which we recorded a non-cash impairment of oil and gas properties.  During the second quarter of 2009, gas prices remained relatively constant, while oil prices increased significantly.  Therefore at June 30, 2009, we did not have a ceiling impairment.  Our quarterly and annual ceiling tests are primarily impacted by period end commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense.  Holding all factors constant other than commodity prices, a 10% decline in commodity prices as of June 30, 2009 would not have resulted in a ceiling test impairment.  Decreases in commodity prices can also impact our goodwill impairment test.  Changes in actual reserve

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

quantities added and produced along with our actual overall exploration and development costs will determine the Company’s actual ceiling test calculation and impairment analyses.

Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs, asset retirement obligations, and impairments are amortized over the total estimated proved reserves. The costs of wells in progress, certain unevaluated properties, and oil and gas well equipment yet to be installed on wells are not being amortized. On a quarterly basis, we evaluate such costs for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Expenditures for maintenance and repairs are charged to production expense in the period incurred.

Goodwill

At June 30, 2009, we had $691.4 million of goodwill recorded in conjunction with past business combinations.  Goodwill is subject to annual reviews for impairment, however, we continuously monitor the economic environment throughout the year to determine if additional impairment assessments are necessary.  These assessments are based on a two-step accounting test.  The first step is to compare the estimated fair value of the Company with the recorded net book value (including goodwill), after giving effect to any period impairment of oil and gas properties resulting from the ceiling limitation calculation.  At June 30, 2009, the estimated fair value was higher than the recorded net book value.  Therefore, no impairment was deemed to exist and no further testing was required.

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

There have recently been severe disruptions in the credit markets and reductions in global economic activity which continue to impact stock markets and oil and gas commodity prices. Management must apply judgment in determining the estimated fair value of the Company for purposes of performing the goodwill impairment test.  To estimate the fair value of the Company, we use all available information to make fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  Because of the significant volatility in the stock market, we do not consider the market value of our shares to be an accurate reflection of our net assets for impairment purposes.  At March 31, 2009, the book value per share of our common stock exceeded the market price by less than $4 per share.  As of June 30, 2009, the market price per share of our common stock exceeded the book value by more than $5 per share.

Use of Estimates

We make certain estimates and assumptions to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period and in

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

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

The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved oil and gas reserves, the use of these oil and gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations and estimates of future abandonment obligations used in recording asset retirement obligations, and the assessment of goodwill.  Estimates and judgments are also required in determining reserves for bad debt, impairments of undeveloped properties and other assets, purchase price allocation, valuation of deferred tax assets, fair value measurements and commitments and contingencies.

Accounting Changes

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2009 financial statement presentation.  We adopted FSP APB 14-1 and FSP EITF 03-6-1 (see Notes 6 and 9, respectively) in the first quarter of 2009.  Accordingly, prior periods have been adjusted retrospectively to conform to the applicable accounting pronouncements.

Recent Accounting Developments

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have an impact on our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC), which after its launch on July 1, 2009 became the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP).  The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization.   The codification becomes effective for the third quarter of 2009.

Subsequent Events

As of August 7, 2009, which is the date these financial statements were issued, we completed our evaluation of potential subsequent events for disclosure and none were identified.

2.     Derivative Instruments/Hedging

We periodically enter into derivative instruments to mitigate a portion of our potential exposure to a decline in commodity prices and the corresponding negative impact on cash flow available for reinvestment.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”).  SFAS No. 161 requires qualitative and quantitative disclosures about objectives and strategies for using derivatives, how such derivatives are accounted for and how the derivative instruments affect an entity’s financial position, results of operations, and cash flows.

At June 30, 2009, we had the following outstanding contracts relative to our future production.  We have elected not to account for these derivatives as cash flow hedges.

Natural Gas Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(000’s)
Jul 09 - Sep 09	Collar	150,000 MMBtu	PEPL	$3.00	$5.00	$1,944
Oct 09 - Dec 09	Collar	143,370 MMBtu	PEPL	$3.00	$5.00	$(3,007)
Jan 10 - Dec 10	Collar	90,000 MMBtu	PEPL	$5.00	$6.66	$3,153

Oil Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(000’s)
Jan 10 - Dec 10	Collar	4,000 Bbls	WTI	$59.44	$89.33	$(1,101)
Jan 10 - Dec 10	Floor	1,000 Bbls	WTI	$60.00		$1,578

(1)             PEPL refers to Panhandle Eastern Pipe Line Company price as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The gas contracts that expire in 2009 represent approximately 50% of our total projected gas production (approximately 35% of our equivalent oil and gas production) for the remainder of 2009.  We do not anticipate entering into further contracts related to our 2009 production.  Subsequent to June 30, 2009, we have entered into additional gas and oil contracts relative to 2010 production.  Management has been authorized to hedge up to 50% of our equivalent oil and gas production for 2010.

Under a collar agreement, we receive the difference between the published index price and a floor price if the index price is below the floor.  We pay the difference between the ceiling price and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  Under a floor contract, if the settlement price for a settlement period is below the floor price, we receive the difference between the settlement price and the floor price.  We are not required to make any payments in connection with the settlement of a floor contract.

Our derivative contracts are carried at their fair value on our balance sheet.  We estimate the fair value using internal risk adjusted discounted cash flow calculations.  Cash flows are based on the stated contract prices and current and projected published forward commodity price curves, adjusted for volatility.  Due to the volatility of commodity prices, the estimated fair values of our derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price.  The following table presents the estimated fair values of our derivative assets and liabilities as of June 30, 2009.  At December 31, 2008, we had no derivative instruments outstanding.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

	Balance Sheet Location	Asset	Liability
		(In thousands)
Derivatives not designated as hedging instruments:
Natural gas contracts	Current assets – Derivative instruments	$4,196	$—
Oil contracts	Current assets – Derivative instruments	$644	$—
Oil contracts	Noncurrent assets – Other assets, net	$173	$—
Natural gas contracts	Current liabilities – Derivative instruments	$—	$528
Natural gas contracts	Noncurrent liabilities – Other liabilities	$—	$1,578
Oil contracts	Noncurrent liabilities – Other liabilities	$—	$340

Because we have elected not to account for our current derivative contracts as cash flow hedges, we recognize all realized and unrealized changes in fair value in earnings.  The derivative contracts that were outstanding in 2008 were treated as cash flow hedges.  Accordingly, the realized gains or losses upon settlement of the 2008 contracts were reflected in gas revenue as an adjustment to the realized sales price.  In 2008, unrealized gains and losses were recorded in accumulated other comprehensive income (which is included in shareholders’ equity).  Cash settlements of our derivative contracts are included in cash flows from operating activities in our statements of cash flows.

The following table summarizes the realized and unrealized gains and losses from cash settlements and changes in fair value of our derivative contracts as presented in our accompanying financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Derivatives not designated as hedging instruments:
Cash settlements gains:
Natural gas contracts	$3,369	$—	$3,369	$—
Oil contracts	—	—	—	—
Total cash settlements gains	3,369	—	3,369	—

Unrealized losses on fair value change:
Natural gas contracts	(2,415)	—	(2,313)	—
Oil contracts	(1,312)	—	(1,312)	—
Total unrealized losses on fair value change	(3,727)	—	(3,625)	—
Loss on derivative instruments	$(358)	$—	$(256)	$—

Derivatives designated as cash flow hedges:
Natural gas contracts gains
Cash settlements included in gas sales	$—	$—	$—	$992
Unrealized losses on fair value change included in other comprehensive income	$—	$(9,549)	$—	$(27,099)

We are exposed to financial risks associated with these contracts from non-performance by our counterparties.  Counterparty risk is also a component of our estimated fair value calculations.  We have mitigated our exposure to any single counterparty by contracting with seven financial institutions, each of which has a high credit rating and is a member of our bank credit facility.  Our member banks have a secured interest in our oil and gas properties, and therefore do not require us to post collateral for our hedge liability positions.

3.     Fair Value Measurements

Our short-term investments are reported at fair value in the accompanying balance sheets.  SFAS No. 157, Fair Value Measurements established a fair value hierarchy that prioritizes the inputs to valuation

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

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

The following tables provide fair value measurement information for certain assets and liabilities as of June 30, 2009 and December 31, 2008.

June 30, 2009:	Carrying Amount	Fair Value
	(In thousands)
Financial Assets (Liabilities):
Short-term investments	$1,374	$1,374
Derivative instruments	$5,013	$5,013
Derivative instruments	$(2,446)	$(2,446)
7.125% Notes due 2017	$(350,000)	$(309,971)
Bank debt	$(339,000)	$(339,000)
Floating rate convertible notes due 2023	$(17,712)	$(19,450)

December 31, 2008:	Carrying Amount	Fair Value
	(In thousands)
Financial Assets (Liabilities):
Short-term investments	$2,502	$2,502
7.125% Notes due 2017	$(350,000)	$(267,750)
Bank debt	$(220,000)	$(220,000)
Floating rate convertible notes due 2023	$(17,630)	$(19,450)

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.  The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Short-term Investments (Level 2)

In the fourth quarter of 2007, we invested $16 million in an asset-backed securities fund, which we expect to be liquidated in 2009.  The investments are classified as available-for-sale, and at the end of each period, changes in the fair value of the investments are recorded in other comprehensive income.  The fair values of these investments are based on a net asset valuation provided by the fund manager.  During the six months ended June 30, 2009, we liquidated $1.2 million of the investments, with a realized loss of $238 thousand which was included in earnings for the period.

Bank Debt and Notes

Debt

The fair value of our bank debt is estimated to approximate the carrying amount because we recently entered into a new revolving credit facility.  Interest on the facility is a floating rate based on either (a) a London Interbank Offered Rate (“LIBOR”)  plus 2 to 3 percent, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) adjusted LIBOR, in each case, plus an additional 1.125 to 2.125 percent, based on borrowing base usage.  Each of the floating rate interest options resets periodically.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

Notes

The fair values for our 7.125% fixed rate notes were based on their last traded value before period end.

There is not an observable market for our convertible notes.  The fair value of the notes is estimated to approximate the face value of the notes because the notes bear interest at LIBOR and reset quarterly.  The conversion rate of $28.59 attributable to the conversion feature at June 30, 2009 and December 31, 2008 exceeded requirements for the closing price of our common stock; therefore, no value was attributed to the conversion feature at either date.

Derivative Instruments (Level 2)

The fair values of our derivative instruments at June 30, 2009 were estimated using internal discounted cash flow calculations.   Cash flows are based on the stated contract prices and current and published forward commodity price curves, adjusted for volatility.  The cash flows are also risk adjusted relative to non-performance for both our counterparties and our liability positions.  At December 31, 2008, we had no derivative instruments outstanding.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities. At June 30, 2009 and December 31, 2008, the aggregate allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $6.7 million and $5.8 million, respectively.

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

Restricted Stock and Units

During the six months ended June 30, 2009, we issued a total of 334,990 restricted shares to non-employee directors, officers, and other employees. Included in that amount are 228,000 shares issued to certain executives that are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance. After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  The material terms of performance goals applicable to these awards were approved by stockholders in May 2006.  The other shares granted in 2009 have service-based vesting schedules of three to five years.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

The following table presents restricted stock as of June 30, 2009 and changes during the year:

Outstanding as of January 1, 2009	1,672,245
Vested	(166,725)
Granted	334,990
Canceled	(140,360)
Outstanding as of June 30, 2009	1,700,150

The following table presents restricted units as of June 30, 2009 and changes during the year:

Outstanding as of January 1, 2009	655,205
Converted to Stock	(3,533)
Granted	—
Canceled	—
Outstanding as of June 30, 2009	651,672
Vested included in outstanding	597,388

Vesting of restricted stock and units granted in years before 2006 is exclusively related to continued service of the grantee for one to five years. In certain cases, a three-year required holding period following vesting also applies.  A restricted unit represents a right to an unrestricted share of common stock upon completion of defined vesting and holding periods. The restricted stock and stock unit agreements provide that grantees are entitled to receive dividends on unvested shares and units.

Compensation expense for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award. The fair value of the market condition-based restricted stock awards is based on the grant-date market value of the award utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of a three-year period.   Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period.  Compensation expense (including capitalized amounts) for the quarters ended June 30, 2009 and 2008 was $3.6 million and $4.1 million, respectively.  For the six months ended June 30, 2009 and 2008, compensation expense (including capitalized amounts) totaled $5.9 million and $7.7 million, respectively.

Unamortized compensation cost related to unvested restricted shares and units at June 30, 2009 and 2008 was $33.5 million and $31.7 million, respectively.

Stock Options

Options granted under our plan expire ten years from the grant date and have service-based vesting schedules of three to five years.  The plan provides that all grants have an exercise price of the average of the high and low prices of our common stock as reported by the New York Stock Exchange on the date of grant.

There were 150,575 stock options granted to employees during the six months ended June 30, 2009.  There were no stock options granted to employees during the six months ended June 30, 2008.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

Information about outstanding stock options is summarized below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Options	Price	Term	(000)

Outstanding as of January 1, 2009	1,532,016	$29.95
Exercised	(5,973)	11.64
Granted	150,575	27.74
Canceled	(40,900)	56.74
Outstanding as of June 30, 2009	1,635,718	$29.15	5.4 Years	$11,698
Exercisable as of June 30, 2009	996,423	$17.21	3.0 Years	$11,607

There were 5,973 and 404,449 stock options exercised during the six months ended June 30, 2009 and June 30, 2008, respectively.  Cash received from option exercises during the six months ended June 30, 2009 and June 30, 2008 was $70 thousand and $6.3 million, respectively. The related tax benefits realized from option exercises totaled $45 thousand and $6.7 million, respectively, and were recorded to paid-in capital.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2009 was $123 thousand.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $15.6 million and $18.7 million, respectively.

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

The following summary reflects the status of non-vested stock options as of June 30, 2009 and changes during the year:

		Weighted Average
		Grant Date	Weighted Average
	Options	Fair Value	Exercise Price
Non-vested as of January 1, 2009	529,620	$18.96	$54.15
Vested	—	—	—
Granted	150,575	11.11	27.74
Forfeited	(40,900)	19.43	56.74
Non-vested as of June 30, 2009	639,295	$17.08	$47.76

Compensation cost for stock options is determined pursuant to SFAS No. 123R. Historical amounts may not be representative of future amounts as additional options may be granted.  We recognize compensation cost related to stock options ratably over the vesting period.  Compensation cost (including capitalized amounts) for the quarters ended June 30, 2009 and 2008 totaled $757 thousand and $136 thousand, respectively.  For the six months ended June 30, 2009 and 2008, compensation cost (including capitalized amounts) totaled $1.4 million and $218 thousand, respectively.  The increase in costs for the 2009 periods is primarily a result of 476 thousand options granted in the third quarter of 2008, when the average price of our common stock was approximately $56.00 per share.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

As of June 30, 2009, there was $8.1 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan. We expect to recognize that cost pro rata over a weighted-average period of 2.3 years.

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

Dividends and Stock Repurchases

In May 2009, the Board of Directors declared a cash dividend of $0.06 per share on our common stock.  The dividend is payable on September 1, 2009 to stockholders of record on August 14, 2009.  The Board of Directors declared our first quarterly cash dividend of $0.04 per share in December 2005.  A dividend has been declared in every quarter since then.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

There were no shares repurchased in the second quarter of 2009, or since the quarter ended September 30, 2007.

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

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

Issuer Purchases of Equity Securities for the Quarter Ended June 30, 2009

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs

April, 2009	None	NA	None	2,635,700
May, 2009	None	NA	None	2,635,700
June, 2009	None	NA	None	2,635,700

A summary of our common stock activity for the six months ended June 30, 2009, follows:

	Number of Shares (in thousands)
	Issued	Treasury	Outstanding
December 31, 2008	84,144	(885)	83,259
Restricted shares issued under compensation plans, net of cancellations	137	—	137
Option exercises, net of cancellations	6	—	6
Treasury shares cancelled	(885)	885	—
June 30, 2009	83,402	—	83,402

5.     Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Oil and gas producing companies incur this liability which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.  Subsequent to initial measurement, the asset retirement liability is required to be accreted each period.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  Capitalized costs are depleted as a component of the full cost pool.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2009 (in thousands):

Asset retirement obligation at January 1, 2009	$139,948
Liabilities incurred	1,476
Liability settlements and disposals	(2,327)
Accretion expense	3,936
Revisions of estimated liabilities	31
Asset retirement obligation at June 30, 2009	143,064
Less current obligation	(24,306)
Long-term asset retirement obligation	$118,758

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

6.     Long-Term Debt

Debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Bank debt	$339,000	$220,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	17,712	17,630
Total long-term debt	$706,712	$587,630

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

The new credit facility also contains similar covenants and restrictive provisions as were contained in the previous credit facility, which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The new credit agreement requires us to maintain a current ratio greater than 1 to 1 (unchanged) and a leverage ratio not to exceed 3.5 to 1 (increased from 3.0 to 1).  As of June 30, 2009, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”)  plus 2 to 3 percent, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) adjusted LIBOR, in each case, plus an additional 1.125 to 2.125 percent, based on borrowing base usage.

At June 30, 2009, there was $339 million of borrowings outstanding under the credit facility at a weighted average interest rate of approximately 2.6%. We also had letters of credit outstanding of $2.8 million leaving an unused borrowing availability of $458.2 million.

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

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

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

Floating rate convertible notes due 2023

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at the three month LIBOR, reset quarterly. On June 30, 2009, the interest rate was 0.62938%.

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

In addition to the repurchase rights, holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the conversion price of $28.59 per share for a defined period of time.  As of June 30, 2009, and December 31, 2008, the notes were not convertible.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued a new Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”), that changed the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion. The new requirements are required to be applied to both new instruments and retrospectively to previously issued convertible

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

instruments. The debt and equity components of the instruments are accounted for separately. The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital. The debt component is recorded at a discount and is subsequently accreted to its par value, thereby reflecting an overall market rate of interest in the income statement.

We adopted this Staff Position on January 1, 2009. Upon adoption we retrospectively recorded a $30 million decrease in the book value of our Floating Rate Convertible Notes to $109.2 million, as of June 7, 2005, with a corresponding increase in additional paid-in-capital which results in a total of $79.6 million attributable to the equity component. We also recorded additional non-cash interest expense of approximately $1.9 million ($1.2 million after tax) per year for 2008, 2007 and 2006, which resulted in an effective annual interest rate of 4.4%, 7.1% and 6.8%, respectively.  The effective interest rate for the quarters ended June 30, 2009 and 2008 was 2.2% and 4.1%, respectively.  The effective interest rate for the six months ended June 30, 2009 and 2008 was 2.6% and 5.1%, respectively.  Prior to the adoption, for the year ended December 31, 2008, we had recorded a $9.6 million ($6.0 million net of tax) gain on the repurchase of $105.6 million of the notes. Upon adoption, we retrospectively recorded a loss on the repurchase of $10.1 million ($6.4 million after tax).

The following table reflects a comparison of certain financial statement line items affected by the retrospective application of FSP APB 14-1.

Summary of the Retrospective Application of Changes (amounts in thousands):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	After Adoption of FSP APB 14-1	As Previously Reported	After Adoption of FSP APB 14-1	As Previously Reported
Changes to the Consolidated Statements of Operations:
Interest expense	$8,022	$7,748	$16,719	$16,168
Amortization of fair value of debt	$—	$(190)	$—	$(381)
Income before income tax expense	$355,308	$355,772	$588,256	$589,188
Income tax expense	$126,295	$126,464	$209,705	$210,045
Net income	$229,013	$229,308	$378,551	$379,143

	At December 31, 2008
	After Adoption of FSP APB 14-1	As Previously Reported
Changes to the Consolidated Balance Sheets:
Long-term debt	$587,630	$591,223
Deferred income taxes	$500,945	$499,634
Paid-in capital	$1,874,834	$1,855,825
Retained earnings	$510,271	$526,998

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

7.                                    Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current provision (benefits)	$(13,625)	$57,665	$(28,834)	$85,583
Deferred taxes (benefits)	35,632	68,630	(234,120)	124,122
	$22,007	$126,295	$(262,954)	$209,705

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

As of June 30, 2009, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2005 — 2008 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities which remain open for tax years 2004 - 2008 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and special deductions.  The effective income tax rates for the six months ended June 30, 2009 and June 30, 2008 was 36.6% and 35.6%, respectively.

8.            Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash paid during the period for:
Interest expense (net of amounts capitalized)	$10,091	$9,047	$6,415	$6,652
Interest capitalized	$5,422	$4,653	$10,935	$9,259
Income taxes	$1,650	$100,438	$1,670	$126,860

Cash received for income taxes	$—	$1,885	$41,982	$2,064

9.            Earnings (Loss) per Share and Comprehensive Income (Loss)

Earnings (Loss) per Share

In 2008, the FASB issued a new Staff Position (EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” (as defined by EITF 03-6 as securities that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation), and therefore should be included in computing earnings per share using the two-class earnings allocation method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The requirements of this Staff Position are to be applied by recasting previously reported earnings per share data. Under this staff position, our unvested share based payment awards, consisting of restricted stock and restricted stock units, qualify as participating securities.  We adopted this in the first quarter of 2009.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$38,807	$229,013	$(455,293)	$378,551
Less distributed earnings (dividends declared during the period)	(5,039)	(5,025)	(10,077)	(10,038)
Undistributed earnings (loss) for the period	$33,768	$223,988	$(465,370)	$368,513

Allocation of undistributed earnings(loss):
Basic allocation to unrestricted common stockholders	$32,823	$218,195	$(465,370)	$358,982
Basic allocation to participating securities	$945	$5,793	$— (2)	$9,531
Diluted allocation to unrestricted common stockholders	$32,827	$218,384	$(465,370)	$359,297
Diluted allocation to participating securities	$941	$5,604	$— (2)	$9,216

Basic Shares Outstanding
Unrestricted outstanding common shares	81,701	81,572	81,701	81,572
Add Participating securities:
Restricted stock outstanding	1,700	1,506	1,700	1,506
Restricted stock units outstanding	652	660	652	660
Total participating securities	2,352	2,166	2,352	2,166
Total Basic Shares Outstanding	84,053	83,738	84,053	83,738

Fully Diluted Shares
Unrestricted outstanding common shares	81,701	81,572	81,701	81,572
Incremental shares from assumed exercise of stock options	346	580	— (1)	616
Incremental shares from assumed conversion of the convertible senior notes	—	2,250	— (1)	2,250

Fully diluted common stock	82,047	84,402	81,701	84,438
Participating securities	2,352	2,166	2,352 (2)	2,166
Total Fully Diluted Shares	84,399	86,568	84,053	86,604

Basic earnings (loss) per share
Unrestricted common stockholders:
Distributed earnings	$0.06	$0.06	$0.12	$0.12
Undistributed earnings (loss)	0.40	2.67	(5.70)	4.40
	$0.46	$2.73	$(5.58)	$4.52
Participating securities:
Distributed earnings	$0.06	$0.06	$0.12	$0.12
Undistributed earnings (loss)	0.40	2.67	0.00	4.40
	$0.46	$2.73	$0.12	$4.52
Fully diluted earnings (loss) per share
Unrestricted common stockholders:
Distributed earnings	$0.06	$0.06	$0.12	$0.12
Undistributed earnings (loss)	0.40	2.59	(5.70)	4.25
	$0.46	$2.65	$(5.58)	$4.37
Participating securities:
Distributed earnings	$0.06	$0.06	$0.12	$0.12
Undistributed earnings (loss)	0.40	2.59	0.00	4.25
	$0.46	$2.65	$0.12	$4.37

(1)        No potential common shares or securities are included in the diluted share computation when a loss from continuing operations exists.

(2)        Participating securities are included in distributed earnings and not in undistributed earnings when a loss from continuing operations exists.

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

The following table presents the amounts of outstanding stock options, restricted stock and units as follows:

	June 30,
	2009	2008

Stock options	1,635,718	1,085,116
Restricted stock	1,700,150	1,505,752
Restricted units	651,672	660,205

All stock options and restricted units and shares were considered potentially dilutive securities for each of the periods presented except for those determined to be anti-dilutive as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	552,388	—	1,635,718	—
Restricted stock	—	—	1,700,150	—
Restricted stock units	—	—	651,672	—
	552,388	—	3,987,540	—

Comprehensive Income (Loss)

Comprehensive income is a term used to refer to net income (loss) plus other comprehensive income (loss).  Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income (loss).

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$38,807	$229,013	$(455,293)	$378,551
Other comprehensive income (loss):
Cash flow hedges
Increase (decrease) in fair value	—	(9,549)	—	(27,099)
Settlements reflected in gas sales	—	—	—	(992)
Sub-total	—	(9,549)	—	(28,091)
Related income tax effect	—	3,376	—	10,167
Total cash flow hedges	—	(6,173)	—	(17,924)
Change in fair value of short-term investments and other, net of tax	281	3	516	(200)
Total comprehensive income (loss)	$39,088	$222,843	$(454,777)	$360,427

CIMAREX ENERGY CO.
Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

10.     Commitments and Contingencies

Litigation

In January 2009, the Tulsa County District Court issued a judgment in the H.B. Krug, et al versus Helmerich & Payne, Inc. (“H&P”) case. This lawsuit was originally filed in 1998 and addressed H&P’s conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Damages of $6.9 million plus $119.5 million for disgorgement of H&P’s estimated potential compounded profit since 1989, resulting from the noted damages, were awarded to plaintiff royalty owners, for a total of $126.4 million. This amount was subsequently adjusted by the court to a total of $119.6 million. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly traded entity, Cimarex assumed the assets and liabilities of H&P’s exploration and production business.  As of December 31, 2008, we had accrued litigation expense of $119.6 million for this lawsuit.  During the six months ended June 30, 2009, we have accrued an additional $6 million.  We have appealed the District Court’s judgments, but do not expect this matter to be resolved in 2009.

In the normal course of business, we have other various litigation related matters.  We assess the probability of estimable amounts related to litigation matters, as required by Financial Accounting Standard No. 5 (Accounting for Contingencies) and adjust our accruals accordingly.  Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Other

We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. At June 30, 2009, we had commitments of $164.6 million relating to construction of the gas processing plant of which $103.5 million is subject to a construction contract. The total cost of the project will approximate $355 million. Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42 1/2% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

We have drilling commitments of approximately $56.5 million consisting of obligations to complete drilling wells in progress at June 30, 2009. We also have minimum expenditure contractual commitments of $62.3 million to secure the use of drilling rigs.

At June 30, 2009, we had outstanding purchase order commitments of $1.7 million for tubular oil and gas well equipment.

At June 30, 2009, we had firm sales contracts to deliver approximately 9.7 Bcf of natural gas over the next nine months. If this gas is not delivered, our financial commitment would be approximately $28.5 million. This commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our reserves and current production levels.

In connection with a gas gathering and processing agreement, we have commitments to deliver 60.0 Bcf of gas over the next five years. If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $44.5 million.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

We have other various delivery commitments in the normal course of business, none of which are individually material. In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5.7 million.

All of the noted commitments were routine and were made in the normal course of our business.

11.  Property Sales

Various interests in oil and gas properties were sold during the first six months of 2009 for $18.4 million, which was recorded as a reduction to oil and gas properties.  We did not have any property sales during the first half of 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are an independent oil and gas exploration and production company with operations entirely located in the United States. We have determined that our business is comprised of only one segment because our gathering, processing and marketing activities are ancillary to our production operations and are not separately managed.

The downward pressure in natural gas prices that began in the last half of 2008 has continued into the first half of 2009. The Henry Hub natural gas index decreased 70% from June of 2008 to June of 2009. Additionally, although oil prices have improved since the end of 2008, the price of West Texas Intermediate oil fell 48% from the end of the second quarter of 2008 compared to the end of the second quarter of 2009.

As a result, our earnings for the first six months of 2009 were negatively impacted. During the second quarter, we generated net income of $38.8 million, or $0.46 per diluted share, and for the first six months of the year we reported a net loss of $455.3 million, or $5.58 per share. This represented a significant decrease compared to the same period of 2008. The year to date loss in 2009 was primarily the result of a first quarter noncash impairment of our oil and gas properties of $501.8 million, net of income taxes. Substantially all of this noncash charge was the result of the continuing drop in commodity prices in the first quarter.

In response to the lower oil and gas prices we significantly reduced our planned 2009 capital expenditures from our record high in 2008. Total planned capital expenditures for 2009 are approximately $550 million, down from 2008 capital expenditures of $1.4 billion.  Also, in April 2009, we entered into a new three-year senior secured revolving credit facility (“credit facility”).  The new credit facility increases bank commitments from $500 million to $800 million, with a borrowing base of $1 billion. We anticipate that our expanded credit facility combined with our operating cash flow will be sufficient to fund our planned capital expenditures and other capital uses over the near-term.

We have also entered into derivative contracts to reduce a portion of our potential exposure to continued weakness in commodity prices. These contracts cover a portion of our anticipated production through December 2010.

Second quarter 2009 summary financial and operating results:

•                  Oil and gas sales declined 64% to $213.4 million from $588.7 million a year earlier.

•                  Average realized gas price fell 67% to $3.48 per Mcf versus $10.57 per Mcf.

•                  Average realized oil price dropped 55% to $54.61 per barrel from $121.64 per barrel.

•                  Oil and gas production volumes averaged 453.9 million cubic feet equivalent per day (MMcfe/d), down from 488.4 MMcfe/d for second quarter 2008.

•                  Net income of $38.8 million, or $0.46 per diluted share, versus $229.0 million, or $2.65 per diluted share.

•                  Cash flow from operating activities was $111.8 million, down from $382.3 million.

•                  Debt totaled $706.7 million at June 30, 2009, up from $587.6 million at year end 2008.

Oil and Gas Prices

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gas Prices:
Average Henry Hub price ($/Mcf)	$3.51	$10.94	$4.21	$9.49
Average realized sales price – excluding hedge effect ($/Mcf)	$3.48	$10.57	$3.66	$9.47
Effect of hedges ($/Mcf)	$—	$—	$—	$0.02
Oil Prices:
Average WTI Cushing price ($/Bbl)	$59.63	$123.98	$51.35	$110.94
Average realized sales price ($/Bbl)	$54.61	$121.64	$44.74	$107.93

On an energy equivalent basis, 70% of our 2009 aggregate production was natural gas. A $0.10 per Mcf change in our average realized gas sales price would have resulted in approximately a $5.9 million change in our gas revenues. Similarly 30% of our production was crude oil. A $1.00 per barrel change in our average realized crude oil sales price would have resulted in approximately a $4.3 million change in our oil revenues.

Hedging

To mitigate a portion of our exposure to a decrease in funds from operations stemming from falling oil and gas prices we periodically use financial contracts to provide downside risk protection on a portion of our production.

During the first six months of 2008 we had 40,000 MMBtu per day of Mid-Continent gas production hedged through the use of collars.  As of December 31, 2008 all of our cash flow effective hedge contracts had expired.

In March 2009 we entered into derivative gas contracts covering the period April 2009 through December 2009. The collars set a floor of $3.00 and ceiling of $5.00 and cover approximately 148,000 MMBtu per day of our Mid-Continent gas production during the contract period. As of June 30, 2009 the remaining contracts will cover approximately 50% of our estimated July through December 2009 gas volumes.

During the second quarter of 2009 we entered into derivative contracts for a portion of our 2010 production. As of June 30, 2009 we have hedged a total of 5,000 barrels per day of our estimated 2010 oil production and 90,000 MMBtu per day of our expected 2010 Mid-Continent gas production. We hedged 4,000 barrels per day using collars establishing an average floor of $59.44 and an average ceiling of $89.33. For 1,000 barrels per day we purchased a $60.00 floor. Our Mid-Continent gas collars have a floor of $5.00 and an average ceiling of $6.66.

We do not anticipate entering into further contracts related to our 2009 production. Subsequent to June 30, 2009, we have entered into additional gas and oil contracts relative to 2010 production. Management has been authorized to hedge up to 50% of our equivalent oil and gas production for 2010.

We did not choose to apply hedge accounting treatment to any of the contracts we have entered into in the current year. As such, settlements on these contracts will not impact our realized commodity prices during the periods they cover. Instead, any settlements on these contracts will be shown as a component of operating costs and expenses as a realized (gain) loss on derivative instruments. See Note 2 to the Consolidated Financial Statements and Item 3 of this report for additional information regarding our derivative instruments.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2009 vs. June 30, 2008

Net income for the second quarter of 2009 was $38.8 million, or $0.46 per diluted share. This compares to net income of $229.0 million, or $2.65 per diluted share for the same period in 2008. For the six months ended June 30, 2009, we recognized a net loss of $455.3 million, or $5.58 per share, compared to net income of $378.6 million, or $4.37 per diluted share, for the first six months of 2008. The decrease in net income is primarily the result of lower oil and gas sales and a non-cash full cost ceiling write-down that was recorded in the first quarter of 2009. This impairment is discussed further in the operating costs and expenses section below.

			Percent
			Change
Oil and Gas Sales			Between	Price/Volume Analysis
(In thousands or as indicated)	2009	2008	2009/2008	Price	Volume	Variance
For the Three Months Ended June 30,
Gas sales	$100,539	$339,965	(70)%	$(204,972)	$(34,454)	$(239,426)
Oil sales	112,829	248,741	(55)%	(138,484)	2,572	(135,912)
Total oil and gas sales	$213,368	$588,706		$(343,456)	$(31,882)	$(375,338)
For the Six Months Ended June 30,
Gas sales	$217,163	$598,920	(64)%	$(346,156)	$(35,601)	$(381,757)
Oil sales	193,434	444,191	(56)%	(273,234)	22,477	(250,757)
Total oil and gas sales	$410,597	$1,043,111		$(619,390)	$(13,124)	$(632,514)

	For the Three Months		Percent Change	For the Six Months		Percent Change
	Ended June 30,		Between	Ended June 30,		Between
	2009	2008	2009/2008	2009	2008	2009/2008

Total gas volume – MMcf	28,910	32,172	(10)%	59,375	63,082	(6)%
Gas volume - MMcf per day	317.7	353.5		328.0	346.6
Average gas price - per Mcf	$3.48	$10.57	(67)%	$3.66	$9.49	(61)%
Effect of hedges – per Mcf	$—	$—		$—	$0.02

Total oil volume - thousand barrels	2,066	2,045	1%	4,324	4,116	5%
Oil volume - barrels per day	22,706	22,471		23,889	22,614
Average oil price - per barrel	$54.61	$121.64	(55)%	$44.74	$107.93	(59)%

Oil and gas sales for the second quarter of 2009 totaled $213.4 million, compared to $588.7 million in 2008. Of the $375.3 million decrease in sales between the two periods, $31.9 million related to lower production volumes and $343.4 million resulted from lower prices. For the six months ended June 30, 2009, oil and gas sales decreased by $632.5 million, from $1.0 billion to $410.6 million during the first six months of 2009. Decreased commodity prices resulted in a $619.4 million decrease in oil and gas sales and lower production volumes resulted in a $13.1 million decrease between the two six-month periods.

When compared to the second quarter of 2008, our second quarter 2009 oil production increased by 1% to an average of 22,706 barrels per day. This increase resulted in $2.6 million of incremental revenues. Second quarter gas volumes averaged 317.7 MMcf per day in 2009 compared to 353.5 MMcf per day in the second quarter of 2008, resulting in a decrease in revenues of $34.5 million. For the first six months of 2009, gas volumes averaged 328.0 MMcf per day and oil volumes equaled 23,889 barrels per day, compared to first half 2008 volumes of 346.6 MMcf per day and 22,614 barrels per day. The lower gas volumes decreased sales between the two periods by $35.6 million, and the higher oil volumes resulted in $22.5 million of additional revenues.

Total 2009 oil and gas production volumes were 471.4 MMcfe per day, down 10.9 MMcfe per day from 2008.  The expected decrease in production volumes between the periods is a result of reduced drilling. Our 2009 operated rig count averaged six rigs as compared to 37 in the comparable period of 2008.

Average realized gas prices decreased by 67% to $3.48 per Mcf for the three months ended June 30, 2009, compared to $10.57 per Mcf for the second quarter of 2008. This price decrease lowered gas sales by $205.0 million between the two periods. For the six months ended June 30, 2009, realized gas prices decreased 61% to $3.66 per Mcf from $9.49 per Mcf. This price change decreased sales by $346.2 million. Included in our first half 2008 realized gas price is $1.0 million of cash receipts (a positive $0.02 per Mcf effect) from hedges.

Realized oil prices averaged $54.61 per barrel during the second quarter of 2009, compared to $121.64 per barrel for the same period in 2008. The decrease in oil sales resulting from this 55% decrease in oil prices totaled $138.5 million. For the six months ended June 30, 2009, realized oil prices decreased 59% to $44.74 per barrel, from $107.93 per barrel, in the first six months of 2008. This oil price decrease lowered sales $273.2 million.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Gas Gathering, Processing, Marketing and Other (in thousands):
Gas gathering, processing and other revenues	$9,363	$27,733	$20,433	$49,571
Gas gathering and processing costs	(4,411)	(13,021)	(9,517)	(23,196)
Gas gathering, processing and other margin	$4,952	$14,712	$10,916	$26,375

Gas marketing revenues, net of related costs	$(46)	$604	$834	$1,571

We sometimes transport, process and market third-party gas that is associated with our gas. In the second quarter of 2009, third-party gas gathering, processing and other contributed $5.0 million of pre-tax cash operating margin (revenues less direct cash expenses) versus $14.7 million in 2008. For the six months ended June 30, 2009 and 2008, such revenues less direct cash expenses totaled $10.9 million and $26.4 million, respectively. Our gas marketing margin (revenues less purchases) was a $46 thousand loss in the second quarter of 2009 compared to $0.6 million in the second quarter of 2008. Gas marketing margin decreased to $0.8 million from $1.6 million for the first six months of 2009 and 2008, respectively. Changes in net margins from gas gathering, processing, marketing and other activities are the direct result of volumes and overall market conditions.

	For the Three Months		Variance	For the Six Months		Variance
	Ended June 30,		Between	Ended June 30,		Between
	2009	2008	2009/2008	2009	2008	2009/2008
Operating costs and expenses (in thousands):
Impairment of oil and gas properties	$—	$—	$—	$791,137	$—	$791,137
Depreciation, depletion and amortization	56,885	133,201	(76,316)	146,551	258,757	(112,206)
Asset retirement obligation	2,096	1,862	234	4,641	3,456	1,185
Production	46,031	49,092	(3,061)	96,445	101,144	(4,699)
Transportation	7,764	10,621	(2,857)	16,473	18,930	(2,457)
Taxes other than income	15,252	39,749	(24,497)	30,797	70,356	(39,559)
General and administrative	9,519	13,876	(4,357)	17,281	25,460	(8,179)
Stock compensation	2,097	2,366	(269)	4,354	4,641	(287)
Loss on derivative instruments, net	358	—	358	256	—	256
Other operating, net	6,091	85	6,006	16,183	1,121	15,062
	$146,093	$250,852	$(104,759)	$1,124,118	$483,865	$640,253

Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) decreased to $146.1 million in the second quarter of 2009 compared to $250.9 million in the second quarter of 2008. For the first six months of 2009 these operating costs and expenses increased $640.3 million from $483.9 million in 2008 to $1.1 billion.

The increase between the six month periods is the result of a non-cash impairment of oil and gas properties in the amount of $791.1 million ($501.8 million, net of tax) that was recorded due to declines in natural gas prices during the first quarter of 2009. Volatility of oil and gas prices could require us to record a ceiling test write-down in future periods. The full cost method of accounting is discussed in detail under Note 1 to the Consolidated Financial Statements.

DD&A decreased from $133.2 million in the second quarter of 2008 to $56.9 million in the same period of 2009. On a unit of production basis, second quarter DD&A was $3.00 per Mcfe in 2008 compared to $1.38 per Mcfe for 2009. For the first six months of 2009 and 2008, DD&A totaled $146.6 million and $258.8 million, respectively. On a unit of production basis, DD&A was $1.72 per Mcfe for the first six months in 2009 compared to $2.95 per Mcfe for 2008. The significant decrease in DD&A in the second quarter and first six months of 2009 is due to $3.0 billion of impairments to the carrying value of our oil and gas properties recorded during the previous three quarters.

Production costs decreased $3.1 million from $49.1 million ($1.10 per Mcfe) in the second quarter of 2008 to $46.0 million ($1.11 per Mcfe) in the second quarter of 2009. Production costs decreased by $4.7 million from $101.1 million ($1.15 per Mcfe) during the first six months of 2008 to $96.4 million ($1.13 per Mcfe) of the same period in 2009. A component of the decrease between periods is the result of the sale of producing properties in the last half of 2008 and early 2009 leading to a decrease in production expense in the current year. The remaining change between periods is primarily attributable to a decline in service costs in comparison to their peak in mid 2008.

Transportation costs decreased from $10.6 million in the second quarter of 2008 to $7.8 million in the second quarter of 2009. Transportation costs for the first half of 2009 were $16.5 million compared to $18.9 million for the same period in 2008. The decrease is the result of lower sales volumes and a decreasing fuel cost component.

Taxes other than income in the second quarter of 2009 were $24.5 million lower, decreasing from $39.8 million in second quarter 2008 to $15.3 million. Taxes other than income were $30.8 million during the first six months of 2009 versus $70.4 million in 2008. The decrease between periods resulted from decreases in oil and gas sales stemming from significantly lower commodity prices.

General and administrative (G&A) expenses decreased $4.4 million from $13.9 million in the second quarter of 2008 to $9.5 million in the second quarter of 2009. G&A expense for the first half of 2009 equaled $17.3 million compared to $25.5 million for the same period of 2008. The decrease between periods is due to lower employee-benefit costs due to a decrease in bonus and profit sharing expenses resulting from significant decreases in commodity prices from prior year.

A component of our operating costs and expense for the second quarter and first six months of 2009 is (gain) loss on our derivative instruments.  We recorded a net unrealized loss of $0.4 million and $0.3 million for the second quarter and first half of 2009, respectively.  The recorded loss is comprised of $3.6 million of unrealized losses which is mostly offset by $3.3 million of realized gains on contract settlements during the first half of the year. See Note 2 to the Consolidated Financial Statements of this report for detailed information regarding our derivative instruments.

Other operating, net increased from $0.1 million for the second quarter of 2008 to $6.1 million in the same period of 2009. For the first six months of 2009, Other operating, net increased by $15.1 million from $1.1 million in 2008 to $16.2 million in 2009. The increase between periods is related to the resolution of and accruals related to various legal matters most of which pertain to contract settlements and title and royalty issues.

Other income and expense

Interest expense was $2.8 million higher in the first half of the year, increasing from $16.7 million in 2008 to $19.5 million in 2009. Interest expense for the second quarter increased from $8.0 million in 2008 to $11.3 million in 2009. This change resulted primarily from a $4.0 million increase in interest expense on bank debt as we had no borrowings on our credit facility during the first half of 2008 and an average outstanding balance of more than $300 million during 2009. Also, in comparison to prior year, we recognized an additional $1.3 million of deferred financing costs. These higher costs are the result of the new credit facility we entered into in April 2009. Partially offsetting these increases is a $2.2 million decrease in interest expense on our convertible notes due to the December 2008 repurchase of $105.6 million of the outstanding $125 million (face value) notes.  We repurchased the notes with borrowings under our credit facility.

Other, net changed from $5.5 million of income in the second quarter of 2008 to $5.5 million of expense in the second quarter of 2009. Other, net for the six months ended June 30, 2009 was $7.9 million of expense and income of $8.5 million during the same period of 2008. Components consist of miscellaneous income and expense items that will vary from period to period, including income and loss in equity investees, gain or loss on sale of oil and gas well equipment and interest income. The change from 2008 to 2009 is primarily the result of oil and gas well equipment impairment due to a decreased value of drill pipe resulting from a significant slowing of drilling activity across the industry.  An impairment of $10.8 million has been recognized in the current year versus $6.1 million of gain on sale of oil and gas well equipment in the prior year.

Income tax expense

For second quarter 2009, a net income tax expense of $22.0 million (including a $13.6 million current tax benefit) was recognized versus $126.3 million of incomes tax expense for the second quarter of 2008. Tax expense equaled a combined federal and state effective income tax rate of 36.2% and 35.5% in the second quarters of 2009 and 2008, respectively. An income tax benefit for the first six months of 2009 equaled $263.0 million, of which $28.8 million is a current benefit, compared to $209.7 million of income tax expense for the same period of 2008, equating to combined Federal and state effective income tax rates of 36.6% and 35.6%, respectively. The effective tax rate of for the first half of 2009 differs from the statutory rate primarily due to state income taxes and non-deductible expenses.

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

We have and will continue to focus on maintaining liquidity, promoting operational efficiency, and expanding long-term reserves through focused drilling projects and potential acquisitions. Historically our exploration and development expenditures have generally been funded by cash flow provided by operating activities (“operating cash flow”). With our intent to continue to operate within operating cash flows, we have significantly scaled back our planned 2009 drilling program in comparison to 2008 and are focusing on our highest rate of return projects.

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

Analysis of Cash Flow Changes

Cash flow provided by operating activities for the first six months of 2009 was $194.4 million, compared to $697.6 million for the six months ended June 30, 2008. The decrease in the first half of 2008 resulted primarily from significantly lower gas and oil prices and decreased production.

Cash flow used in investing activities for the first six months of 2009 was $283.7 million, compared to $654.7 million for the six months ended June 30, 2008. Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions and property sales. The decrease from first six months of 2008 to 2009 was mostly caused by decreased oil and gas expenditures resulting from a planned decrease in activity in our drilling and exploitation programs.

Net cash flow provided by financing activities in the first six months of 2009 was $91.1 million versus $2.9 million provided in the same period of 2008. In 2009, we had net borrowings under our credit facility of $119.0 million while we had no borrowings in 2008.

Capital Expenditures

The following table sets forth certain historical information regarding capitalized expenditures by us in our oil and gas acquisition, exploration, and development activities (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Acquisitions:
Proved	$49	$324	$124	$1,369
Unproved	—	—	—	—
	49	324	124	1,369
Exploration and development:
Land and seismic	10,757	33,955	27,036	57,126
Exploration and development	87,948	325,943	213,700	609,727
	98,705	359,898	240,736	666,853

Property sales	(14,664)	—	(18,428)	—
	$84,090	$360,222	$222,432	$668,222

Our exploration and development expenditures decreased 64 percent in the first half of 2009 compared to the first half of 2008. The decrease in 2009 resulted from a planned decrease in our exploration activity in response to the current economic environment and our continued efforts to operate within our cash flow provided by operating activities. Overall, we drilled a total of 65 gross (35 net) wells during the first six months of 2009 versus 252 gross (158 net) wells in the same period of 2008.

Our planned capital program for 2009 is approximately $550 million with the expectation of continued low oil and gas prices. Although our 2009 capital budget is set at a level that we believe corresponds with our anticipated 2009 cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match. We anticipate borrowing and repaying funds under our credit arrangements throughout the year. For example, our planned capital expenditures are front-end loaded and we expect to outspend cash flows in the first half of the year. If we start to see a significant change in commodity prices from our current forecasts, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

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

Financial Condition

During the first half of 2009 our total assets, net oil and gas assets, net income and stockholders’ equity were reduced by a non-cash impairment of oil and gas properties in the amount of $791.1 million ($501.8 million after tax). Total assets decreased by $0.8 billion in first half of 2009 from $4.2 billion at the beginning of the year to $3.4 billion by June 30, 2009. Our net oil and gas assets decreased by $711.0 million and our cash position increased by $1.7 million for the same period. As of June 30, 2009, stockholders’ equity totaled $1.9 billion, down from $2.4 billion at December 31, 2008. The decrease resulted primarily from a first half 2009 net loss of $455.3 million.

Dividends

In December 2005, the Board of Directors declared the Company’s first quarterly cash dividend of $.04 per share on our common stock. A dividend has been authorized in every quarter since then. On

December 12, 2007 the Board of Directors increased the regular cash dividend on our common stock from $0.04 to $0.06 per share.

Common Stock Repurchase Program

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock. During 2007 we repurchased a total of 1,114,200 shares at an average purchase price of $37.93. Cumulative purchases through December 31, 2007 total 1,364,300 shares at an average price of $39.05.  No purchases have been made since the quarter ended September 30, 2007.

Working Capital

Working capital increased $129.0 million from year-end 2008 to $174.3 million at second quarter-end 2009. Working capital increased primarily because of the following:

•                  Revenue payable decreased by $18.5 million due to a decrease in commodity prices and lower production during the first half of the year.

•                  Accrued liabilities decreased by $101.7 million due to a significant decrease in exploration and development activities.

•                  Accounts payable decreased by $77.2 million due to decreased drilling activity and timing of payments.

These working capital increases were partially offset by:

•                  Receivables, net decreased $77.4 million due to a decrease in revenue receivables caused by lower average commodity prices, and a decrease in joint interest receivables due to reduced drilling activity during the first six months of the year.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Bank debt	$339,000	$220,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	17,712	17,630
Total long-term debt	$706,712	$587,630

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

The new credit facility also contains similar covenants and restrictive provisions as were contained in the previous credit facility, which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The new credit agreement requires us to maintain a current ratio greater than 1 to 1 (unchanged) and a leverage ratio not to exceed 3.5 to 1 (increased from 3.0 to 1).  As of June 30, 2009, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”) plus 2 to 3 percent, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) adjusted LIBOR, in each case, plus an additional 1.125 to 2.125 percent, based on borrowing base usage.

At June 30, 2009, there was $339 million of borrowings outstanding under the credit facility at a weighted average interest rate of approximately 2.6%. We also had letters of credit outstanding of $2.8 million leaving an unused borrowing availability of $458.2 million.

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

Floating rate convertible notes due 2023

The floating rate convertible senior notes were assumed in the Magnum Hunter merger and mature on December 15, 2023. The notes are senior unsecured obligations and bear interest at the three month LIBOR, reset quarterly. On June 30, 2009, the interest rate was 0.62938%.

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

In addition to the repurchase rights, holders of the convertible notes may surrender their notes for conversion into a combination of cash and shares of our common stock upon the occurrence of certain circumstances, including if the price of our common stock has been trading above the conversion price of $28.59 per share for a defined period of time.  As of June 30, 2009, and December 31, 2008, the notes were not convertible.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

Contractual Obligations and Material Commitments

At June 30, 2009, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(In thousands)
Long-term debt(1)	$708,450	$—	$339,000		$—		$369,450
Fixed-Rate interest payments(1)	199,500	24,938	49,875		49,875		74,812
Operating leases	25,518	5,441	10,847		8,662		568
Drilling commitments(2)	118,802	118,802	—		—		—
Oil and gas well equipment(3)	1,661	1,661	—		—		—
Gas processing facility(4)	103,490	34,674	44,120		24,696		—
Asset retirement obligation	143,064	24,306	—	(5)	—	(5)	—	(5)
Other liabilities(6)	43,100	9,008	17,627		8,826		7,639

(1)                                  These amounts do not include interest on the $339 million of bank debt outstanding at June 30, 2009. The weighted average interest rate at June 30, 2009 was approximately 2.6%. See item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)                                  We have drilling commitments of approximately $56.5 million consisting of obligations to complete drilling wells in progress at June 30, 2009. We also have minimum expenditure commitments of $62.3 million to secure the use of drilling rigs.

(3)                                  At June 30, 2009, we had outstanding purchase order commitments of $1.7 million for tubular oil and gas well equipment.

(4)                                  We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. At June 30, 2009, we had commitments of $164.6 million relating to construction of the gas processing plant of which $103.5 million is subject to a construction contract. The total cost of the project will approximate $355 million. Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42 1/2% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

(5)                                  We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

(6)                                  Other liabilities include the fair value of our liabilities associated with our derivative contracts, benefit obligations and other miscellaneous commitments.

At June 30, 2009, we had firm sales contracts to deliver approximately 9.7 Bcf of natural gas over the next nine months. If this gas is not delivered, our financial commitment would be approximately $28.5 million. This commitment may fluctuate due to either price volatility or volumes delivered. However, we do not anticipate that a financial commitment will be due.

In connection with a gas gathering and processing agreement, we have commitments to deliver 60.0 Bcf of gas over the next five years. If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $44.5 million.

We have other various delivery commitments in the normal course of business, none of which are individually material. In aggregate, these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $5.7 million.

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

2009 Outlook

Our exploration and development expenditures program for 2009 is projected to range from $500 million to $600 million. Though there are a variety of factors that could curtail, delay or even cancel some of our planned operations, we believe our projected program is likely to occur. The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts warrant pursuit of the projects. A majority of the expenditures will be in the Mid-Continent area, primarily in our Western Oklahoma Anadarko-Woodford shale Cana play. In addition we plan to continue to drill in our Permian Basin and Gulf Coast areas.

Production estimates for 2009 range from 450 to 465 MMcfe per day.  Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized. During 2008, our realized prices averaged $8.43 per Mcf of gas and $96.03 per barrel of oil. Prices can be very volatile and the possibility of 2009 realized prices being different than they were in 2008 is high.

Costs of operations on a per Mcfe basis for 2009 are currently estimated as follows:

	2009
Production expense	$ 1.15	-	$1.25
Transportation expense	0.17	-	0.22
DD&A and Asset retirement obligation	1.40	-	1.70
General and Administrative	0.22	-	0.28
Production taxes (% of oil and gas revenue)	7.0%	-	8.0%

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

Recent Accounting Developments

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued a new Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”), that changed the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion. The new requirements are required to be applied to both new instruments and retrospectively to previously issued convertible instruments. The debt and equity components of the instruments are accounted for separately. The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital. The debt component is recorded at a discount and is subsequently accreted to its par value, thereby reflecting an overall market rate of interest in the income statement.

We adopted this Staff Position on January 1, 2009. Upon adoption we retrospectively recorded a $30 million decrease in the book value of our Floating Rate Convertible Notes to $109.2 million, as of June 7, 2005, with a corresponding increase in additional paid-in-capital which results in a total of $79.6 million attributable to the equity component. We also recorded additional non-cash interest expense of approximately $1.9 million ($1.2 million after tax) per year for 2008, 2007 and 2006, which resulted in an effective annual interest rate of 4.4%, 7.1% and 6.8%, respectively. Prior to the adoption, for the year ended December 31, 2008, we had recorded a $9.6 million ($6.0 million net of tax) gain on the repurchase of $105.6 million of the notes. Upon adoption, we retrospectively recorded a loss on the repurchase of $10.1 million ($6.4 million after tax).

In 2008, the FASB issued a new Staff Position (EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” (as defined by EITF 03-6 as securities that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation), and therefore should be included in computing earnings per share using the two-class earnings allocation method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The requirements of this Staff Position are to be applied by recasting previously reported earnings per share data. Under this staff position, our unvested share based payment awards, consisting of restricted stock and restricted stock units, qualify as participating securities.  We adopted this in the first quarter of 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have an impact on our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC), which after its launch on July 1, 2009 became the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP).  The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization.  The codification becomes effective for the third quarter of 2009.

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

We periodically hedge a portion of our price risk associated with our future oil and gas production. The following table details the contracts we have in place as of June 30, 2009:

Natural Gas Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index	Floor	Ceiling	(000’s)
Jul 09 - Sep 09	Collar	150,000 MMBtu	PEPL	$3.00	$5.00	$1,944
Oct 09 - Dec 09	Collar	143,370 MMBtu	PEPL	$3.00	$5.00	$(3,007)
Jan 10 - Dec 10	Collar	90,000 MMBtu	PEPL	$5.00	$6.66	$3,153

Oil Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index	Floor	Ceiling	(000’s)
Jan 10 - Dec 10	Collar	4,000 Bbls	WTI	$59.44	$89.33	$(1,101)
Jan 10 - Dec 10	Floor	1,000 Bbls	WTI	$60.00		$1,578

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. For the 2009 contracts listed above, a hypothetical $0.10 change in the PEPL price below the floor price or above the ceiling price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2009 of $2.7 million.

In spite of the recent turmoil in the financial markets, counterparty credit risk did not have a significant effect on our cash flow calculations and commodity derivative valuations. This is primarily the result of two factors. First, we have mitigated our exposure to any single counterparty by contracting with numerous counterparties. Our commodity derivative contracts are held with seven separate counterparties. Second, our derivative contracts are held with “investment grade” counterparties that are a part of our credit facility. See Note 2 to the Consolidated Financial Statements of this report for additional information regarding our derivative instruments.

Interest Rate Risk

At June 30, 2009, our debt was comprised of the following (in thousands):

	Fixed	Variable
	Rate Debt	Rate Debt
Bank debt	$—	$339,000
7.125% Notes due 2017	350,000	—
Floating rate convertible notes due 2023	—	17,712
Total long-term debt	$350,000	$356,712

As of June 30, 2009, the amounts outstanding under our senior secured revolving credit facility bears interest at either (a) a LIBOR plus 2 to 3 percent, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) adjusted LIBOR, in each case, plus an additional 1.125 to 2.125 percent, based on borrowing base usage.  Our senior unsecured notes bear interest at a fixed rate of 7.125% and will mature on May 1, 2017, and our unsecured convertible senior notes bear interest at an annual rate of three-month LIBOR, reset quarterly.

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

Market Value of Investments

We currently have $1.4 million invested in a securities fund.  We expect to liquidate our investment in this fund within the next 12 months.  A five percent change in these investments’ market value would have a $69 thousand impact on our investments.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2009 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Cimarex was held on May 20, 2009.  Two proposals were voted upon at the annual meeting.  Following are the results of voting on each proposal:

Proposal 1.   Election of three Class I directors with terms expiring in 2012.

	For	Against	Abstain

Jerry Box	73,113,576	1,856,854	121,026

Paul D. Holleman	73,078,307	1,892,872	120,277

Michael J. Sullivan	73,088,440	1,882,845	120,171

Proposal 2.   Ratify the appointment of KPMG LLP as independent auditors for 2009.

For	Against	Abstain

74,228,836	694,712	167,908

ITEM 6 — EXHIBITS

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

101          The following materials from the Cimarex Energy Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited.  Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2009

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)