Form 10-Q
period 2010-06-30
CIMAREX ENERGY CO
filed 2010-08-04
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010

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

The number of shares of Cimarex Energy Co. common stock outstanding as of June 30, 2010 was 84,094,582.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

	June 30,
	2010	December 31,
	(Unaudited)	2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$142,057	$2,544
Restricted cash	659	593
Receivables, net	217,822	227,896
Oil and gas well equipment and supplies	111,143	145,153
Deferred income taxes	—	15,837
Derivative instruments	23,570	1,238
Other current assets	32,308	13,997
Total current assets	527,559	407,258
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	7,909,086	7,549,861
Unproved properties and properties under development, not being amortized	475,899	399,724
	8,384,985	7,949,585
Less — accumulated depreciation, depletion and amortization	(5,896,323)	(5,764,669)
Net oil and gas properties	2,488,662	2,184,916
Fixed assets, net	130,722	127,237
Goodwill	691,432	691,432
Other assets, net	32,258	33,694
	$3,870,633	$3,444,537
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,871	$—
Accounts payable	38,437	30,214
Accrued liabilities	251,630	235,815
Derivative instruments	109	13,902
Revenue payable	113,430	108,832
Total current liabilities	421,477	388,763
Long-term debt	350,000	392,793
Deferred income taxes	455,987	348,897
Other liabilities	275,517	275,978
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,094,582 and 83,541,995 shares issued, respectively	841	835
Paid-in capital	1,873,414	1,859,255
Retained earnings	493,565	178,035
Accumulated other comprehensive loss	(168)	(19)
	2,367,652	2,038,106
	$3,870,633	$3,444,537

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Gas sales	$151,375	$100,539	$377,012	$217,163
Oil sales	180,664	110,850	372,224	190,187
NGL sales	32,851	1,979	48,060	3,247
Gas gathering, processing and other	13,602	9,363	29,452	20,433
Gas marketing, net	9	(46)	323	834
	378,501	222,685	827,071	431,864
Costs and expenses:
Impairment of oil and gas properties	—	—	—	791,137
Depreciation, depletion and amortization	73,146	56,885	142,856	146,551
Asset retirement obligation	1,641	2,096	4,285	4,641
Production	45,356	46,031	87,339	96,445
Transportation	10,825	7,764	21,992	16,473
Gas gathering and processing	6,100	4,411	12,605	9,517
Taxes other than income	28,410	15,252	60,768	30,797
General and administrative	11,817	9,519	24,862	17,281
Stock compensation, net	2,993	2,097	5,771	4,354
(Gain) loss on derivative instruments, net	(3,289)	358	(55,886)	256
Other operating, net	1,876	6,091	30	16,183
	178,875	150,504	304,622	1,133,635

Operating income (loss)	199,626	72,181	522,449	(701,771)

Other (income) and expense:
Interest expense	9,101	11,254	18,563	19,521
Capitalized interest	(7,285)	(5,422)	(14,709)	(10,935)
Other, net	1,851	5,535	(79)	7,890

Income (loss) before income tax	195,959	60,814	518,674	(718,247)
Income tax expense (benefit)	71,339	22,007	189,693	(262,954)
Net income (loss)	$124,620	$38,807	$328,981	$(455,293)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.08	$0.06	$0.16	$0.12
Undistributed	1.39	0.40	3.72	(5.70)
	$1.47	$0.46	$3.88	$(5.58)

Diluted
Distributed	$0.08	$0.06	$0.16	$0.12
Undistributed	1.38	0.40	3.68	(5.70)
	$1.46	$0.46	$3.84	$(5.58)

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$328,981	$(455,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments and other valuation losses	—	801,905
Depreciation, depletion and amortization	142,856	146,551
Asset retirement obligation	4,285	4,641
Deferred income taxes	125,303	(234,120)
Stock compensation, net	5,771	4,354
Derivative instruments, net	(38,775)	3,625
Changes in non-current assets and liabilities	5,614	5,879
Other, net	(934)	13,212
Changes in operating assets and liabilities:
Decrease in receivables, net	10,049	76,306
(Increase) decrease in other current assets	16,587	(26,000)
Decrease in accounts payable and accrued liabilities	(27,477)	(146,714)
Net cash provided by operating activities	572,260	194,346
Cash flows from investing activities:
Oil and gas expenditures	(426,941)	(292,742)
Sales of oil and gas and other assets	28,905	18,563
Sales of short-term investments	—	1,230
Other expenditures	(14,808)	(10,727)
Net cash used by investing activities	(412,844)	(283,676)
Cash flows from financing activities:
Net increase (decrease) in bank debt	(25,000)	119,000
Financing costs incurred	(100)	(17,961)
Dividends paid	(11,835)	(10,076)
Issuance of common stock and other	17,032	114
Net cash (used in) provided by financing activities	(19,903)	91,077
Net change in cash and cash equivalents	139,513	1,747
Cash and cash equivalents at beginning of period	2,544	1,213
Cash and cash equivalents at end of period	$142,057	$2,960

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

June 30, 2010

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods shown.  We have evaluated subsequent events after the balance sheet date of June 30, 2010, through the filing of this report.

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

At the end of each quarter, we make a full cost ceiling limitation calculation, whereby net capitalized costs related to proved properties less associated deferred income taxes may not exceed the amount of the present value discounted at 10% of estimated future net revenues from proved reserves less estimated future production and development costs and related income tax expense.  Future net revenues used in the calculation of the full cost ceiling limitation have previously been determined based on current commodity prices adjusted for designated cash flow hedges.  Beginning in December 2009, new SEC rules were implemented requiring reserve calculations to be based on the unweighted average first-day-of-the-month prices for the prior twelve months.  Changes in proved reserve estimates (whether based upon quantity revisions or commodity prices) will cause corresponding changes to the full cost ceiling limitation.  If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense.  Any recorded impairment of oil and gas properties is not reversible at a later date.  In periods prior to year-end 2009 we used prices in effect at period end.

Due to decreases in period end commodity prices at March 31, 2009, our ceiling limitation calculation resulted in excess capitalized costs of $791 million ($502 million, net of tax), for which we recorded a non-cash impairment of oil and gas properties.  No further impairments have been recorded since the first quarter of 2009.  Our quarterly and annual ceiling tests are primarily impacted by commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense.  Holding all factors constant other than commodity prices, a 10% decline in prices as of June 30, 2010 would not have resulted in a ceiling test impairment.  Decreases in commodity prices can also impact our goodwill impairment analyses.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

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

Goodwill

At June 30, 2010, we had $691.4 million of goodwill recorded in conjunction with past business combinations.  Goodwill is subject to annual reviews for impairment, but we continuously monitor the economic environment throughout the year to determine if additional impairment assessments are necessary.  These assessments are based on a two-step accounting test.  The first step is to compare the estimated fair value of the Company with the recorded net book value (including goodwill), after giving effect to any period impairment of oil and gas properties resulting from the ceiling limitation calculation.  If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is done.

Disruptions continue in the credit markets and global economic activity which impact stock markets and commodity prices.  Management must apply judgment in determining the estimated fair value of the Company for purposes of assessing goodwill impairment.  As of June 30, 2010, the market price per share of our common stock was greater than the book value by $43 per share.  Due to volatility in the stock markets, management does not consider the market value of our shares to be an accurate reflection of the fair value of our net assets for impairment purposes.

To estimate the fair value of the Company, we use all available information, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  This estimated fair value differs significantly from the valuation used in the ceiling limitation calculation which requires that prices and costs be held constant over the life of the wells and are discounted at 10%.  The ceiling calculation is not intended to be indicative of fair value.  Should lower prices or quantities result in the future, or higher discount rates are necessary, the carrying value of our net assets may exceed the estimated fair value, resulting in an impairment of goodwill.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

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

Recently Issued Accounting Standards

There have been no significant accounting standards applicable to Cimarex issued during the quarter ended June 30, 2010.

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

At June 30, 2010, we had the following outstanding contracts relative to our future production.  We have elected not to account for these derivatives as cash flow hedges.

Natural Gas Contracts

					Weighted Average Price			Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	Swap	(000’s)
Jul 10 - Dec 10	Collar	100,000	MMBtu	PEPL	$5.00	$6.62	—	$13,655
Jul 10 - Dec 10	Swap	40,000	MMBtu	PEPL	—	—	$5.18	$5,436
Jul 10 - Dec 10	Collar	20,000	MMBtu	HSC	$5.00	$6.85	—	$2,107
Jan 11 – Dec 11	Swap	10,000	MMBtu	PEPL	—	—	$5.10	$401

Oil Contracts

					Weighted Average Price		Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	(000’s)
Jul 10 - Dec 10	Collar	10,000	Bbls	WTI	$60.03	$92.07	$(456)
Jul 10 - Dec 10	Put/Floor	1,000	Bbls	WTI	$60.00	$—	$153
Jan 11 - Dec 11	Collar	6,000	Bbls	WTI	$65.00	$106.20	$3,927

(1)          PEPL refers to Panhandle Eastern Pipe Line Company price and HSC refers to Houston Ship Channel price, both as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The combined gas and oil contracts that expire in 2010 represent approximately 37% of our equivalent oil and gas production for the remainder of 2010.  During the six months ended June 30, 2010, we entered into additional oil and gas contracts relative to our 2011 production, as noted in the table above.  Management has been authorized to hedge up to 50% of our anticipated equivalent oil and gas production for 2011.  Subsequent to June 30, 2010 we entered into additional derivative contracts relative to our 2011 oil and gas production.

Under a collar agreement, we receive the difference between the published index price and a floor price if the index price is below the floor.  We pay the difference between the ceiling price and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

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

Our derivative contracts are carried at their fair value on our balance sheet.  We estimate the fair value using internal risk adjusted discounted cash flow calculations.  Cash flows are based on published forward commodity price curves for the underlying commodity as of the date of the estimate.  For collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms.  The fair values of our derivative instruments in an asset position include a measure of counterparty credit risk, and the fair values of instruments in a liability position include a measure of our own nonperformance risk.  These credit risks are based on current published credit default swap rates.  Due to the volatility of commodity prices, the estimated fair values of our derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price.  The following tables present the estimated fair values of our derivative assets and liabilities as of June 30, 2010 and December 31, 2009.

	Balance Sheet Location	Asset	Liability
		(In thousands)
June 30, 2010:
Natural gas contracts	Current assets — Derivative instruments	$21,584	$—
Oil contracts	Current assets — Derivative instruments	1,986	—
Natural gas contracts	Noncurrent assets — Other assets, net	15	—
Oil contracts	Noncurrent assets — Other assets, net	1,747	—
Oil contracts	Current liabilities — Derivative instruments	—	109
		$25,332	$109

	Balance Sheet Location	Asset	Liability
		(In thousands)
December 31, 2009:
Natural gas contracts	Current assets — Derivative instruments	$1,238	$—
Natural gas contracts	Current liabilities — Derivative instruments	—	4,308
Oil contracts	Current liabilities — Derivative instruments	—	9,594
		$1,238	$13,902

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cash settlements gains (losses):
Natural gas contracts	$17,016	$3,369	$17,998	$3,369
Oil contracts	(446)	—	(887)	—
Total cash settlements gains (losses)	16,570	3,369	17,111	3,369

Unrealized gains (losses) on fair value change:
Natural gas contracts	(25,898)	(2,415)	24,670	(2,313)
Oil contracts	12,617	(1,312)	14,105	(1,312)
Total unrealized losses on fair value change	(13,281)	(3,727)	38,775	(3,625)
Gain (loss) on derivative instruments, net	$3,289	$(358)	$55,886	$(256)

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

3.              Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy consists of three broad levels.  Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for an asset or liability.

The following tables provide fair value measurement information for certain assets and liabilities as of June 30, 2010 and December 31, 2009.

	Carrying Amount	Fair Value
	(In thousands)
June 30, 2010:
Financial Assets (Liabilities):
7.125% Notes due 2017	$(350,000)	$(353,500)
Floating rate convertible notes due 2023	$(17,871)	$(50,646)
Derivative instruments - assets	$25,332	$25,332
Derivative instruments - liabilities	$(109)	$(109)

	Carrying Amount	Fair Value
	(In thousands)
December 31, 2009:
Financial Assets (Liabilities):
Bank debt	$(25,000)	$(25,000)
7.125% Notes due 2017	$(350,000)	$(354,375)
Floating rate convertible notes due 2023	$(17,793)	$(36,036)
Derivative instruments - assets	$1,238	$1,238
Derivative instruments - liabilities	$(13,902)	$(13,902)

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.  The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

Bank Debt and Notes

Debt

We had no bank debt at June 30, 2010.  The fair value of our bank debt at December 31, 2009 was estimated to approximate the carrying amount because the floating rate interest rate paid on such debt was set for periods of three months or less.

Notes

The fair values for our 7.125% fixed rate notes were based on their last traded value before period end.

On July 1, 2010, the convertible notes were tendered; therefore, the June 30, 2010 fair value of the convertible notes was valued using the cash and equity payout made in July 2010.

There has not been an observable market for our convertible notes.  At December 31, 2009, the closing price of our common stock (as defined by the indenture) exceeded the conversion rate attributable to the conversion feature ($28.59); therefore, the fair value of the convertible notes at December 31, 2009 included value attributable to both the face amount of the notes and the conversion feature.  The fair value of the face amount of the notes was estimated to approximate the face value of the notes because the notes bear interest at the London Interbank Offered Rate, and reset quarterly.  The fair value of the conversion feature was calculated using the conversion formula for the notes, based on the closing price per share for our common stock at December 31, 2009.

Derivative Instruments (Level 2)

The fair values of our derivative instruments at June 30, 2010 were estimated using internal discounted cash flow calculations.  Cash flows are based on the stated contract prices and current and published forward commodity price curves, adjusted for volatility.  The cash flows are risk adjusted relative to non-performance for both our counterparties and our liability positions.  Please see Note 2 for further information on the fair values of our derivative instruments.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities.  At June 30, 2010 and December 31, 2009, the aggregate allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $6.9 million.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

4.              Capital Stock

A summary of our common stock activity for the six months ended June 30, 2010 follows:

	Number of Shares (in thousands)
	Issued	Treasury	Outstanding
December 31, 2009	83,542	—	83,542
Restricted shares issued under compensation plans, net of cancellations	257	—	257
Option exercises, net of cancellations	296	—	296
June 30, 2010	84,095	—	84,095

Stock-based Compensation

Our 2002 Stock Incentive Plan was approved by stockholders in May 2003 and is effective until October 1, 2012.  The plan provides for grants of stock options, restricted stock and restricted stock units to non-employee directors, officers and other eligible employees.  A total of 12.7 million shares of common stock may be issued under the Plan.

Restricted Stock and Units

During the six months ended June 30, 2010, we issued a total of 450,024 restricted shares to non-employee directors, officers, and other employees.  Included in that amount are 396,000 shares issued to certain executives that are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance.  After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  The material terms of performance goals applicable to these awards were approved by stockholders in May 2006.  The other shares granted in 2010 have service-based vesting schedules of five years.

The following table presents restricted stock activity as of June 30, 2010 and changes during the year:

Outstanding as of January 1, 2010	1,727,250
Vested	(379,443)
Granted	450,024
Canceled	(55,720)
Outstanding as of June 30, 2010	1,742,111

The following table presents restricted unit activity as of June 30, 2010 and changes during the year:

Outstanding as of January 1, 2010	649,843
Converted to Stock	(2,336)
Granted	—
Canceled	—
Outstanding as of June 30, 2010	647,507
Vested included in outstanding	646,243

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

Compensation expense for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award.  The fair value of the market condition-based restricted stock awards is based on the grant-date market value of the award utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of a three-year period.  Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period.  Compensation expense (including capitalized amounts) for the quarters ended June 30, 2010 and 2009 was $4.4 million and $3.6 million, respectively.  For the six months ended June 30, 2010 and 2009, compensation expense (including capitalized amounts) totaled $8.2 million and $5.9 million, respectively.

Unamortized compensation cost related to unvested restricted shares and units at June 30, 2010 and 2009 was $37.2 million and $33.5 million, respectively.

Stock Options

Options granted under our plan expire ten years from the grant date and have service-based vesting schedules of three to five years.  The plan provides that all grants have an exercise price of the average of the high and low prices of our common stock as reported by the New York Stock Exchange on the date of grant.

There were 21,500 stock options granted to employees during the six months ended June 30, 2010.  There were 150,575 stock options granted to employees during the six months ended June 30, 2009.

Information about outstanding stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (000)
Outstanding as of January 1, 2010	1,573,974	$29.93
Exercised	(362,629)	$23.54
Granted	21,500	$71.49
Canceled	(1,699)	$56.74
Forfeited	(22,664)	$46.34
Outstanding as of June 30, 2010	1,208,482	$32.24	5.5 Years	$48,303
Exercisable as of June 30, 2010	737,908	$23.15	3.8 Years	$36,177

There were 362,629 and 5,973 stock options exercised during the six months ended June 30, 2010 and June 30, 2009, respectively.  Cash received from option exercises during the six months ended June 30, 2010 and June 30, 2009 was $8.5 million and $70 thousand, respectively.  The related tax benefits realized from option exercises totaled $ 5.1 million and $45 thousand, respectively, and were recorded to paid-in capital.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $12.8 million and $16.1 million, respectively.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2009 was $123 thousand.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

The following summary reflects the status of non-vested stock options as of June 30, 2010 and changes during the year:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-vested as of January 1, 2010	544,345	$15.66	$42.99
Vested	(72,607)	$11.11	$27.74
Granted	21,500	$27.95	$71.49
Forfeited	(22,664)	$16.45	$46.34
Non-vested as of June 30, 2010	470,574	$16.89	$46.49

We recognize compensation cost related to stock options ratably over the vesting period.  Historical amounts may not be representative of future amounts as additional options may be granted.  Compensation cost (including capitalized amounts) for the three months ended June 30, 2010 and 2009 totaled $967 thousand and $757 thousand, respectively.  For the six months ended June 30, 2010 and 2009, compensation cost (including capitalized amounts) totaled $1.8 million and $1.4 million, respectively.

As of June 30, 2010, there was $5.5 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan.  We expect to recognize that cost pro rata over a weighted-average period of 1.5 years.

Stockholder Rights Plan

We have a stockholder rights plan.  The plan is designed to improve the ability of our board to protect the interests of our stockholders in the event of an unsolicited takeover attempt.  For every outstanding share of Cimarex common stock, there exists one purchase right (the Right).  Each Right represents a right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $60.00 per share subject to adjustment in certain cases to prevent dilution.  The Rights will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of our common stock, or a person or group commences a tender offer or exchange offer that, if successfully consummated, would result in such person or group beneficially owning 15% or more of our common stock.  In general, in either of these events, each holder of a right, other than the person or group initiating the acquisition or tender offer, will have the rights to receive Cimarex common stock with a value equal to two times the exercise price of the rights.

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

Dividends and Stock Repurchases

In May 2010, the Board of Directors declared a cash dividend of $0.08 per share on our common stock.  The dividend is payable on September 1, 2010 to stockholders of record on August 13, 2010.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of our common stock.  The authorization is currently set to expire on December 31, 2011.  Through December 31, 2007, we had repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.  There were no shares repurchased in the second quarter of 2010, or since the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities for the Quarter Ended June 30, 2010

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs
April 2010	None	NA	None	2,635,700
May 2010	None	NA	None	2,635,700
June 2010	None	NA	None	2,635,700

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2010 (in thousands):

Asset retirement obligation at January 1, 2010	$149,310
Liabilities incurred	2,286
Liability settlements and disposals	(11,787)
Accretion expense	3,892
Revisions of estimated liabilities	1,066
Asset retirement obligation at June 30, 2010	144,767
Less current obligation	(21,263)
Long-term asset retirement obligation	$123,504

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

6.              Debt

Debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Bank debt	$—	$25,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	17,871	17,793
Total debt	367,871	392,793
Less current maturities	(17,871)	—
Total long-term debt	$350,000	$392,793

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

The credit facility contains covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The credit agreement requires us to maintain a current ratio (defined to include undrawn borrowings) greater than 1 to 1 and a leverage ratio not to exceed 3.5 to 1.  As of June 30, 2010, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”) plus 2% to 3%, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted LIBOR, in each case plus an additional 1.125% to 2.125% based on borrowing base usage.

At June 30, 2010, there were no outstanding borrowings under the credit facility.  We had letters of credit outstanding of $10.5 million leaving an unused borrowing availability of $789.5 million.

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

June 30, 2010

(Unaudited)

The notes are redeemable at our option, in whole or in part, at any time on and after May 1, 2012 at the following redemption prices (expressed as percentages of the principal amount) plus accrued interest, if any, thereon to the date of redemption.

Year	Percentage
2012	103.6%
2013	102.4%
2014	101.2%
2015 and thereafter	100.0%

At any time prior to May 1, 2012, we may redeem all, but not part, of the notes at a price of 100% of the principal amount of the notes plus accrued and unpaid interest plus a “make-whole” premium.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

Floating rate convertible notes due 2023

The floating rate convertible senior notes mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at the three month LIBOR, reset quarterly.  On June 30, 2010, the interest rate was approximately 0.54%.

We previously repurchased $105.5 million of these borrowings at the option of the holders.  On July 1, 2010, all remaining holders elected to convert their notes for cash and shares.  In July 2010 the holders received $20.5 million (principal of $19.5 million and $1.0 million for fractional shares) and 408,450 shares of common stock.  We will record a gain of approximately $3.7 million on the settlement of the notes in July 2010.  As of June 30, 2010 the notes are classified as a current liability.

The debt and equity components of the instruments are accounted for separately.  The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital.  The debt component was recorded at a discount and was subsequently accreted, thereby reflecting an overall market rate of interest in the income statement.  The effective interest rate for the quarters ended June 30, 2010 and 2009 was 1.2% and 2.2%, respectively.  The effective interest rate for the six months ended June 30, 2010 and 2009 was 1.2% and 2.6%, respectively.

7.              Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current provision (benefits)	$31,026	$(13,625)	$64,390	$(28,834)
Deferred taxes (benefits)	40,313	35,632	125,303	(234,120)
	$71,339	$22,007	$189,693	$(262,954)

We account for uncertainty in our income tax provisions in accordance with rules promulgated by the FASB.  At June 30, 2010 we have no unrecognized tax benefits that would impact our effective rate

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

and we have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2005 — 2008 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities which remain open for tax years 2005 — 2008 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and special deductions.  The effective income tax rates for the six months ended June 30, 2010 and June 30, 2009 was 36.6%.

8.              Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid during the period for:
Interest expense (including capitalized amounts)	$13,702	$15,513	$15,073	$17,350
Interest capitalized	$10,868	$8,494	$11,944	$9,719
Income taxes	$61,912	$1,650	$84,857	$1,670
Cash received for income taxes	$809	$—	$2,675	$41,982

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

June 30, 2010

(Unaudited)

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$124,620	$38,807	$328,981	$(455,293)
Less distributed earnings (dividends declared during the period)	(6,774)	(5,039)	(13,533)	(10,077)
Undistributed earnings (loss) for the period	$117,846	$33,768	$315,448	$(465,370)

Allocation of undistributed earnings(loss):
Basic allocation to unrestricted common stockholders	$114,523	$32,823	$306,553	$(465,370)
Basic allocation to participating securities	$3,323	$945	$8,895	$—	(2)
Diluted allocation to unrestricted common stockholders	$114,558	$32,827	$306,645	$(465,370)
Diluted allocation to participating securities	$3,288	$941	$8,803	$—	(2)

Basic Shares Outstanding
Unrestricted outstanding common shares (3)	82,352	81,701	82,352	81,701
Add Participating securities:
Restricted stock outstanding	1,742	1,700	1,742	1,700
Restricted stock units outstanding	648	652	648	652
Total participating securities	2,390	2,352	2,390	2,352	(2)
Total Basic Shares Outstanding	84,742	84,053	84,742	84,053

Fully Diluted Shares
Unrestricted outstanding common shares	82,352	81,701	82,352	81,701
Incremental shares from assumed exercise of stock options	490	346	481	—	(1)
Incremental shares from assumed conversion of the convertible senior notes (3)	409	—	409	—	(1)
Fully diluted common stock	83,251	82,047	83,242	81,701
Participating securities	2,390	2,352	2,390	2,352	(2)
Total Fully Diluted Shares	85,641	84,399	85,632	84,053

Basic earnings (loss) per share (3)
Unrestricted common stockholders:
Distributed earnings	$0.08	$0.06	$0.16	$0.12
Undistributed earnings (loss)	1.39	0.40	3.72	(5.70)
	$1.47	$0.46	$3.88	$(5.58)
Participating securities:
Distributed earnings	$0.08	$0.06	$0.16	$0.12
Undistributed earnings	1.39	0.40	3.72	0.00
	$1.47	$0.46	$3.88	$0.12
Fully diluted earnings (loss) per share
Unrestricted common stockholders:
Distributed earnings	$0.08	$0.06	$0.16	$0.12
Undistributed earnings (loss)	1.38	0.40	3.68	(5.70)
	$1.46	$0.46	$3.84	$(5.58)
Participating securities:
Distributed earnings	$0.08	$0.06	$0.16	$0.12
Undistributed earnings	1.38	0.40	3.68	0.00
	$1.46	$0.46	$3.84	$0.12

(1)   No potential common shares or securities are included in the diluted share computation when a loss from continuing operations exists.

(2)   Participating securities are included in distributed earnings and not in undistributed earnings when a loss from continuing operations exists.

(3)   Subsequent to June 30, 2010, 408,450 shares of common stock were issued to the convertible senior note holders.  Had this conversion occurred prior to June 30, 2010, it would lower the basic earnings per share by $0.01 and $0.02 for the three and six months ended June 30, 2010, respectively.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

The following table presents the amounts of outstanding stock options, restricted stock and units as follows:

	June 30,
	2010	2009
Stock options	1,208,482	1,635,718
Restricted stock	1,742,111	1,700,150
Restricted units	647,507	651,672

Certain stock options and restricted units and shares were considered to be anti-dilutive as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	31,562	552,388	46,196	1,635,718
Restricted stock	—	—	—	1,700,150
Restricted stock units	—	—	—	651,672
	31,562	552,388	46,196	3,987,540

Comprehensive Income (Loss)

Comprehensive income is a term used to refer to net income (loss) plus other comprehensive income (loss).  Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income (loss).

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$124,620	$38,807	$328,981	$(455,293)
Other comprehensive income (loss):
Change in fair value of investments, net of tax	(248)	281	(149)	516
Total comprehensive income (loss)	$124,372	$39,088	$328,832	$(454,777)

10.       Commitments and Contingencies

Litigation

In January 2009, the Tulsa County District Court issued a judgment totaling $119.6 million in the H.B. Krug, et al versus Helmerich & Payne, Inc. (“H&P”) case.  This lawsuit was originally filed in 1998 and addressed H&P’s conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters.  Only $6.9 million of the judgment pertained to damages, with the remainder being disgorgement of H&P’s estimated potential compounded profit since 1989 resulting from the noted damages.  Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P’s exploration and production business.  In 2008 we had accrued litigation expense of $119.6 million for this lawsuit.  During 2009 and the first half of 2010, we have accrued an additional $9.4 million and $4.4 million, respectively.  We have appealed the District Court’s judgments.

In the normal course of business, we have other various litigation related matters.  We assess the probability of estimable amounts related to litigation matters in accordance with guidance established by

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

the FASB and adjust our accruals accordingly.  Though some of the related claims may be significant, the resolution of them we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

Other

We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  At June 30, 2010, we had commitments of $127.9 million relating to construction of the gas processing plant of which $72.8 million is subject to a construction contract.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42.5% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

We have drilling commitments of approximately $79.6 million consisting of obligations to complete drilling wells in progress at June 30, 2010.  We also have minimum expenditure contractual commitments of $41.1 million to secure the use of drilling rigs.

At June 30, 2010, we have a purchase commitment of $11.1 million for construction of an aircraft.  The total cost of the aircraft is $12.3 million with an option to trade in our existing aircraft.  The completion of the aircraft is expected to be no later than October 30, 2010.

At June 30, 2010, we had firm sales contracts to deliver approximately 8.5 Bcf of natural gas over the next nine months.  If this gas is not delivered, our financial commitment would be approximately $33.6 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

In connection with a gas gathering and processing agreement, we have commitments to deliver a minimum of 47.4 Bcf of gas over the next four years.  Certain wells whose production is counted toward that commitment also have individual commitments for gas deliveries.  If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $40.5 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.  We do not expect to make significant payments relative to these commitments.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.1 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.

All of the noted commitments were routine and were made in the normal course of our business.

11.               Property Sales and Acquisitions

During the first half of 2010 we had property acquisitions of $33.9 million, primarily for additional interests in our Anadarko Basin, Cana-Woodford shale play.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

Various interests in oil and gas properties were sold during the first six months of 2010 for $28.8 million, which was recorded as a reduction to oil and gas properties.  Most of these divestments were our Mississippi assets.

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

Our exploration and development capital investment is projected to be in the range of $900 million to $1 billion in 2010, depending on commodity prices and corresponding operating cash flow.  Due to lower commodity prices in 2009 we sharply reduced our capital investments.  In 2009, our investments in exploration, development and acquisition activities totaled $528 million.  At June 30, 2009 we had seven operated rigs running.  At June 30, 2010 we had 19 operated rigs running.  Our 2010 drilling is primarily directed towards our western Oklahoma, Cana-Woodford shale, southeast New Mexico Permian Basin horizontal oil and southeast Texas Gulf Coast Yegua programs.

Second quarter 2010 summary financial and operating results:

•                  Second quarter production volumes averaged 594.4 MMcfe/d, up from 453.9 MMcfe/d for second quarter 2009.

•                  Second quarter sales of oil, gas and NGLs increased 71% to $364.9 million from $213.4 million a year earlier.

•                  The average realized oil price increased 36% to $75.26 per barrel compared to $55.27 per barrel in 2009.

•                  The average realized gas price increased 29% to $4.48 per Mcf versus $3.48 per Mcf in 2009.

•                  The average realized NGL price increased 2% to $33.45 per barrel compared to $32.69 per barrel in 2009.

•                  Cash flow from operating activities was $273.2 million, up from $111.8 million a year earlier.

•                  Net income of $124.6 million ($1.46 per diluted share) increased from net income of $38.8 million ($0.46 per diluted share) in 2009.

•                  Debt totaled $367.9 million at June 30, 2010, down from $392.8 million at year-end 2009.

•                  Second quarter 2010 drilling included 52 gross (32.4 net) wells, with 50 gross (31.1 net) completed as producers.  In the second quarter of 2009 we drilled 24 gross (11 net) wells with 96% completed as producers.  At June 30, 2010, 33 gross (16.5 net) wells were in the process of being completed or were awaiting completion.

Commodity Prices

While our revenues are a function of both production and prices, wide swings in prices have had the greatest impact on our results of operations.  The following table presents our average realized commodity prices for the second quarter and first six months of 2010, versus the same periods of 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gas Prices:
Average Henry Hub price ($/Mcf)	$4.09	$3.51	$4.70	$4.21
Average realized sales price ($/Mcf)	$4.48	$3.48	$5.47	$3.66
Oil Prices:
Average WTI Cushing price ($/Bbl)	$78.04	$59.63	$78.38	$51.35
Average realized sales price ($/Bbl)	$75.26	$55.27	$75.69	$45.09
NGL Prices:
Average realized sales price ($/Bbl)	$33.45	$32.69	$35.07	$30.66

On an energy equivalent basis, 65% of our aggregate 2010 production was natural gas.  A $0.10 per Mcf change in our average realized gas sales price would have resulted in approximately a $6.9 million change in our gas revenues.  Similarly, 35% of our production was crude oil and NGLs.  A $1.00 per barrel change in our average realized sales price would have resulted in approximately a $6.3 million change in our combined oil and NGL revenues.

Hedging

In addition to supply and demand, oil and gas prices are affected by seasonal, economic and geo-political factors that we can neither control nor predict.  From time to time we attempt to mitigate a portion of our price risk through the use of hedging transactions.

In March 2009 we entered into derivative gas contracts covering the period April 2009 through December 2009.  During the second and third quarters of 2009 we entered into derivative contracts for a portion of our 2010 oil and gas production.  As of June 30, 2010, the remaining 2010 contracts cover approximately 37% of our anticipated remaining 2010 oil and gas production volumes.

In the first and second quarters of 2010 we entered into derivative contracts for a portion of our 2011 oil and gas production.  Management has been authorized to hedge up to 50% of our anticipated 2011 equivalent oil and gas production.  Subsequent to June 30, 2010 we entered into additional derivative contracts relative to our 2011 oil and gas production.

We had the following outstanding contracts as of June 30, 2010:

Natural Gas Contracts

					Weighted Average Price			Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	Swap	(000’s)
Jul 10 - Dec 10	Collar	100,000	MMBtu	PEPL	$5.00	$6.62	—	$13,655
Jul 10 - Dec 10	Swap	40,000	MMBtu	PEPL	—	—	$5.18	$5,436
Jul 10 - Dec 10	Collar	20,000	MMBtu	HSC	$5.00	$6.85	—	$2,107
Jan 11 – Dec 11	Swap	10,000	MMBtu	PEPL	—	—	$5.10	$401

Oil Contracts

					Weighted Average Price		Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	(000’s)
Jul 10 - Dec 10	Collar	10,000	Bbls	WTI	$60.03	$92.07	$(456)
Jul 10 - Dec 10	Put/Floor	1,000	Bbls	WTI	$60.00	$—	$153
Jan 11 - Dec 11	Collar	6,000	Bbls	WTI	$65.00	$106.20	$3,927

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

Significant expenses that generally do not trend with production

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock options.  In accordance with our stock incentive plan, such grants are periodically made to non-employee directors, officers and other eligible employees.

The net gain or loss on derivative instruments is the net realized and unrealized gain or loss on derivative contracts, to which we did not apply hedge accounting treatment.  That amount will fluctuate based on changes in the fair values of the underlying commodities.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2010 vs. June 30, 2009

Net income for the second quarter of 2010 was $124.6 million, or $1.46 per diluted share.  This compares to $38.8 million, or $0.46 per diluted share, for the same period in 2009.  The increase in net income is mainly due to the improvement of realized commodity prices and increased production in the second quarter of 2010 compared to 2009.  For the six months ended June 30, 2010 net income was $329.0 million, or $3.84 per diluted share.  In 2009 we recognized a net loss of $455.3 million, or $5.58 per share, for the first six months of the year.  The increase in net income is primarily driven by the improvement of realized commodity prices and increased production in the first six months of 2010 compared to 2009.  In addition, in the first quarter of 2009 we recorded a non-cash full cost ceiling write-down, which was the main reason for the net loss in 2009.  These changes are discussed further in the analysis that follows.

Commodity Sales			Percent Change Between	Price/Volume Analysis
(In thousands or as indicated)	2010	2009	2010/2009	Price	Volume	Variance

For the Three Months Ended June 30,
Gas sales	$151,375	$100,539	51%	$33,793	$17,043	$50,836
Oil sales	180,664	110,850	63%	47,996	21,818	69,814
NGL Sales	32,851	1,979	1560%	746	30,126	30,872
	$364,890	$213,368		$82,535	$68,987	$151,522

For the Six Months Ended June 30,
Gas sales	$377,012	$217,163	74%	$124,832	$35,017	$159,849
Oil sales	372,224	190,187	96%	150,491	31,546	182,037
NGL Sales	48,060	3,247	1380%	6,042	38,771	44,813
	$797,296	$410,597		$281,365	$105,334	$386,699

	For the Three Months Ended June 30,		Percent Change Between	For the Six Months Ended June 30,		Percent Change Between
	2010	2009	2010/2009	2010	2009	2010/2009
Total gas volume — MMcf	33,793	28,910	17%	68,968	59,375	16%
Gas volume - MMcf per day	371.4	317.7		381.04	328.04
Average gas price - per Mcf	$4.48	$3.48	29%	$5.47	$3.66	49%

Total oil volume - thousand barrels	2,401	2,006	20%	4,918	4,218	17%
Oil volume - barrels per day	26,381	22,040		27,170	23,304
Average oil price - per barrel	$75.26	$55.27	36%	$75.69	$45.09	68%

Total NGL volume—thousand barrels	982	61	1510%	1,370	106	1192%
NGL volume—barrels per day	10,792	665		7,570	585
Average NGL price—per barrel	$33.45	$32.69	2%	$35.07	$30.66	14%

Commodity sales for the second quarter of 2010 totaled $364.9 million, compared to $213.4 million in 2009.  The increase of $151.5 million between the two periods resulted from higher commodity prices, which had a positive impact of $82.5 million.  In addition, higher production volumes during the current quarter contributed an increase of $69 million, compared to the prior year.

For the first six months of 2010 commodity sales totaled $797.3 million.  For the same period in 2009, commodity sales were $410.6 million.  The $386.7 million increase resulted from higher commodity prices ($281.4 million) and higher production volumes ($105.3 million).

In the second quarter of 2010 our gas production averaged 371.4 MMcf per day, compared to 317.7 MMcf per day in 2009.  This 17% increase resulted in $17 million of incremental revenues for the quarter.  During the first six months of 2010 our daily gas production averaged 381 MMcf per day, or a

16% increase over the 2009 average of 328 MMcf per day.  This increase contributed an additional $35 million of revenue to the first six months of 2010.

Our oil production during the second quarter of 2010 averaged 26.4 thousand barrels per day.  For the same period of 2009 our average daily oil production was 22 thousand barrels per day.  The 20% increase in oil production for the quarter contributed an additional $21.8 million of sales revenue.  During the first six months of 2010 we averaged 27.2 thousand barrels per day, up from 23.3 thousand barrels per day in 2009, a 17% increase, which added $31.5 million of revenue.

Our second quarter 2010 NGL volumes increased to 10.8 thousand barrels per day compared to 665 barrels per day in 2009.  This increase contributed $30.1 million of revenue.  NGL production for the first six months of 2010 averaged 7.6 thousand barrels a day, compared to 585 barrels a day in 2009.  This increase provided $38.8 million of revenue.  NGL production volumes are recorded based on where title transfer occurs.  Ongoing contract amendments have contributed to a higher level of NGL sales in 2010.  In prior years these volumes were reported as gas sales.

The increases in our 2010 production volumes reflect our positive drilling results in our Yegua/Cook Mountain play in the southeast Texas Gulf Coast area, and in our western Oklahoma Cana-Woodford shale play.  The increase in our 2010 NGL production is also primarily attributable to production from these two areas.

In the second quarter of 2010 we realized an average gas price of $4.48 per Mcf, or an increase of 29% compared to the average price received of $3.48 per Mcf for the second quarter of 2009.  Our average realized gas price for the first six months of 2010 of $5.47 per Mcf was 49% higher than the 2009 average realized price of $3.66.  These price increases resulted in increased gas sales revenues of $33.8 million for the second quarter of 2010 and $124.8 million for the first six months of 2010.

We realized an average oil price of $75.26 per barrel for the second quarter of 2010 versus $55.27 for the same period of 2009.  This 36% increase resulted in additional oil sales revenue of $48 million.  For the first six months of 2010 we realized an average oil price of $75.69 per barrel, which was 68% higher than the average price of $45.09 we received for the same period in 2009.  This increase contributed an additional $150.5 million of oil sales revenue for the six months ended June 30, 2010.

Our average realized price for NGL’s in the first quarter of 2010 was $33.45 per barrel.  This price was 2% higher than the $32.69 average price received in the first quarter of 2009, and accounted for additional NGL revenue of $746 thousand.  In the first six months of 2010 the average NGL price we received was $35.07, up from $30.66 for the same period of 2009.  The 14% price increase for 2010 raised NGL sales by $6 million for the first six months of 2010.

Changes in realized commodity prices were the result of overall market conditions.

Gas Gathering, Processing, Marketing and Other	For the Three Months Ended June 30,		For the Six Months Ended June 30
(In Thousands):	2010	2009	2010	2009
Gas gathering, processing and other revenues	$13,602	$9,363	$29,452	$20,433
Gas gathering and processing costs	(6,100)	(4,411)	(12,605)	(9,517)
Gas gathering, processing and other margin	$7,502	$4,952	$16,847	$10,916

Gas marketing revenues, net of related costs	$9	$(46)	$323	$834

We sometimes transport, process and market third-party gas that is associated with our gas.  In the second quarter of 2010, third-party gas gathering, processing and other contributed $7.5 million of pre-tax cash operating margin (revenues less direct cash expenses) versus $5.0 million in 2009.  For the six months ended June 30, 2010 and 2009, such revenues less direct cash expenses totaled $16.8 million and $10.9 million, respectively.  Our gas marketing margin (revenues less purchases) was $9 thousand for the second quarter of 2010, compared to a net loss of $46 thousand in 2009.  For the first six months of 2010 our gas marketing margin decreased to $323 from $834 thousand in the 2009 period.  Changes in net margins from gas gathering, processing, marketing and other activities are the direct result of changes in volumes and overall market conditions.

Operating costs and expenses	For the Three Months Ended June 30,		Variance Between	For the Six Months Ended June 30,		Variance Between
(In Thousands):	2010	2009	2010/2009	2010	2009	2010/2009

Impairment of oil and gas properties	$—	$—	$—	$—	$791,137	$(791,137)
Depreciation, depletion and amortization	73,146	56,885	16,261	142,856	146,551	(3,695)
Asset retirement obligation	1,641	2,096	(455)	4,285	4,641	(356)
Production	45,356	46,031	(675)	87,339	96,445	(9,106)
Transportation	10,825	7,764	3,061	21,992	16,473	5,519
Taxes other than income	28,410	15,252	13,158	60,768	30,797	29,971
General and administrative	11,817	9,519	2,298	24,862	17,281	7,581
Stock compensation	2,993	2,097	896	5,771	4,354	1,417
(Gain) loss on derivative instruments, net	(3,289)	358	(3,647)	(55,886)	256	(56,142)
Other operating, net	1,876	6,091	(4,215)	30	16,183	(16,153)
	$172,775	$146,093	$26,682	$292,017	$1,124,118	$(832,101)

Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased to $172.8 million in the second quarter of 2010 compared to $146.1 million for the second quarter of 2009.

For the first six months of 2010 total operating costs and expenses decreased $832.1 million to $292 million versus $1.1 billion in 2009.  The largest component of the decrease is the non-cash impairment of oil and gas properties of $791 million recorded in the first quarter of 2009.  The impairment resulted from a ceiling test write-down as a result of declines in natural gas prices during the first quarter of 2009.  (See Note 1 to the Consolidated Financial Statements where the full cost method of accounting is discussed in detail.)  Excluding the $791.1 million impairment, operating costs and expenses for the 2009 six month period were $333 million, or $41 million more than the $292 million for the first six months of 2010.

DD&A increased from $56.9 million in the second quarter of 2009 to $73.1 million in the same period of 2010.  On a unit of production basis, DD&A was $1.35 per Mcfe for both periods.  The increase in expense is primarily a result of higher production for the second quarter of 2010.  For the first six months of 2010 DD&A was $142.9 million, compared to $146.6 million in 2009.  On a unit of production basis, the six month rate for 2010 was $1.34 per Mcfe, down from $1.72 per Mcfe for the 2009 period.  The decrease in the rate per Mcfe is due to the impairment of oil and gas properties in the first quarter of 2009.  The decrease in expense resulting from the decrease in the DD&A rate was partially offset by increased expense related to higher production volumes for the 2010 period.

Our production costs consist of workover expense and lease operating expense.  Aggregate costs for the second quarter of 2010 compared to those of 2009 remained relatively flat.  However, our cost per Mcfe decreased $0.27 per Mcfe from $1.11 in the second quarter of 2009 to $0.84 per Mcfe for 2010.  Production costs for the first six months of 2010 were $87.3 million ($0.82 per Mcfe), down 9 percent from $96.4 million ($1.13 per Mcfe) for the same period of 2009.  Both the quarter and first six months of 2010 had lower lease operating expenses as a result of decreases in service costs due to a continuing focus on efficiencies in production operations.  Property divestitures of non-core producing properties subsequent to June 30, 2009 also contributed to the decreases in lease operating expense in 2010.  Workover expenses were relatively constant for both periods of 2010, compared to 2009.

Transportation costs rose to $10.8 million ($0.20 per Mcfe) in the second quarter of 2010 from $7.8 million ($0.19 per Mcfe) in 2009.  For the first six months of 2010 transportation costs were $22 million ($0.21 per Mcfe) versus $16.5 million ($0.19 per Mcfe) for 2009.  Transportation costs will fluctuate based on increases or decreases in sales volumes and fluctuation in the price of the fuel cost component.  Also, in the first six months of 2010 we recorded $1.3 million of well connection reimbursement costs.  These costs resulted from a failure to meet minimum volume delivery commitments entered into in prior years.

Taxes other than income in the second quarter of 2010 were $13.2 million higher, increasing from $15.3 million in the second quarter of 2009 to $28.4 million in 2010.  For the six months ended June 30, 2010, taxes other than income were $60.8 million, up $30 million compared to $30.8 million for the 2009 period.  The increased taxes between periods resulted from increases in production volumes and from higher realized commodity prices in the 2010 periods.

For the second quarter of 2010 our general and administrative (G&A) expense was $11.8 million, up $2.3 million compared to G&A expense of $9.5 million for the same period of 2009.  G&A expense for the first half of 2010 increased $7.6 million from $17.3 million in 2009 to $24.9 million in 2010.  Higher employee benefits related to increases in accrued bonus and profit sharing expenses in the 2010 periods contributed to the increases in G&A expense.  Charitable contributions were also higher in the second quarter and first six months of 2010, compared to 2009.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards.  Stock compensation expense in the second quarter of 2010 was $3 million, up from $2.1 million in the second quarter of 2009.  For the first six months of 2010, stock compensation expense rose $1.4 million to $5.8 million, compared to $4.4 million for the same period of 2009.  Expense associated with stock compensation will fluctuate based on the grant date market value of the award and the number of awards granted.  (See Note 4 to the Consolidated Financial Statements for a detailed discussion regarding our stock-based compensation).

Our net (gain) or loss on derivative instruments includes both realized gains and losses on settlements of our derivative contracts and unrealized gains and losses stemming from changes in the fair value of our outstanding derivative instruments.  We estimate the fair values of these instruments based on published forward commodity price curves for the underlying commodity as of the date of the estimate.  For collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms.  The fair values of our derivative instruments in an asset position include a measure of counterparty credit risk, and the fair values of instruments in a liability position include a measure of our own nonperformance risk.  These credit risks are based on current published credit default swap rates.  We did not elect hedge accounting treatment for derivative contracts that we entered into in 2009 and 2010.  (See Note 2 to the Consolidated Financial Statements for a complete discussion of our derivative instruments).

The following table reflects the net realized (gains) and losses on our derivative instruments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Realized (gain) loss on settlement of derivative instruments	$(16,570)	$(3,369)	$(17,111)	$(3,369)
Unrealized (gain) loss from changes to the fair value of the derivative instruments	13,281	3,727	(38,775)	3,625
(Gain) loss on derivative instruments, net	$(3,289)	$358	$(55,886)	$256

Other operating, net expense consists of costs related to various legal matters most of which pertain to litigation and contract settlements and title and royalty issues.  For the second quarter of 2010 these costs were $1.9 million compared to $6.1 million for 2009.  Other operating, net decreased from $16.2 million for the first six months of 2009 to $30 thousand for the same period of 2010.  The decreases resulted primarily from contract settlements and the resolution of certain legal matters in 2010.

Other income and expense

Interest expense for the second quarter of 2010 was $9.1 million compared to $11.3 million for 2009.  The decrease of $2.2 million is primarily due to lower interest expense for bank debt.  During the second quarter of 2010 we did not have any bank debt outstanding.  During the second quarter of 2009 our average bank debt outstanding was $375 million.   For the first six months of 2010 our interest expense was $18.6 million versus $19.5 million for the same period of 2009.  The $900 thousand decrease resulted primarily from lower average bank debt outstanding during the first half of 2010 compared to 2009.  The lower interest expense was mostly offset by additional expense in 2010 for deferred financing costs associated with our credit facility, which we entered into in April of 2009.

Components of other, net consist of miscellaneous income and expense items that will vary from period to period, including income and loss from equity investees, gain or loss on the sale or value of oil and gas well equipment and interest income.  For the second quarter of 2010 other, net decreased to $1.9 million of expense, down from $5.5 million in the second quarter of 2009.  Other, net decreased from $7.9 million of expense in the first six months of 2009 to $79 thousand of income in the second quarter of 2010.  The decreases in expense from 2009 compared to 2010 are primarily the result of losses in the 2009 periods related to oil and gas well equipment.  Due to the significant slowing of drilling activity across the industry in 2009, the value of drill pipe decreased.

Income tax expense

In the second quarter of 2010 we recognized $71.3 million of income tax expense, of which $31 million is current.  This compares with second quarter 2009 income tax expense of $22 million which included a $13.6 million current tax benefit.  The combined Federal and state effective income tax rates were 36.4% and 36.2% for the second quarters of 2010 and 2009, respectively.  For the first six months of 2010 we recognized net income tax expense of $189.7 million (of which $64.4 million is current).  For the same period of 2009 we recorded an income tax benefit of $263 million (including a current tax benefit of $28.8 million).  The combined Federal and state effective income tax rates for the first six months of 2010 and 2009 was 36.6% for both periods.  Our effective tax rates differ from the statutory rate of 35% due to state income taxes, non-deductible expenses and special deductions.

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

We intend to deal with volatility in the current economic environment by maintaining a portfolio of exploration and development opportunities including our Anadarko Basin, Cana-Woodford shale gas development, our Permian Basin horizontal oil plays and our higher-risk geo-physically driven Gulf Coast drilling program.

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

At June 30, 2010, our total debt outstanding was $367.9 million, with long-term debt of $350 million.  Our debt to total capitalization ratio was 13%.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt of $350 million divided by long-term debt of $350 million plus stockholders’ equity of $2.368 billion.  Management believes that this non-GAAP measure is useful information for investors because it is a common statistic referred to by the investment community, used to identify the amount of our leverage and to help analyze our risk exposure relative to other companies in the oil and gas exploration and production industry.

We believe that our operating cash flow and other capital resources will be adequate to continue to meet our needs for our planned capital expenditures, working capital, debt servicing and dividend payments for 2010 and beyond.

Analysis of Cash Flow Changes

Cash flow provided by operating activities for the first six months of 2010 was $572.3 million, compared to $194.4 million for the same period of 2009.  The $378 million increase in 2010 resulted primarily from higher revenues attributable to higher commodity prices and production volumes.

Cash flow used in investing activities for the first six months of 2010 was $412.8 million, compared to $283.7 million for 2009.  Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions and property sales.  The $129.1 million increase from second quarter 2009 to 2010 was due mainly to increased cash expenditures related to property acquisitions and increased exploration and development activity in 2010.  See the discussion below for further information regarding our capital expenditures.

Net cash flow used for financing activities in the first six months of 2010 was $19.9 million versus net cash flow provided by financing activities of $91.1 million for the same period of 2009.  In 2009 we had net borrowings under our credit facility of $119.0 million.  In the first six months of 2010 we had net payments to our credit facility of $25 million, resulting in zero bank debt outstanding at June 30, 2010.

Reconciliation of Cash Flow from Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by operating activities	$273,153	$111,790	$572,260	$194,346
Change in operating assets and liabilities	(13,259)	41,318	841	96,408
Cash flow from operations	$259,894	$153,108	$573,101	$290,754

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

Capital Expenditures

The following table sets forth certain historical information regarding capitalized expenditures by us in our oil and gas acquisition, exploration, and development activities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Acquisitions:
Proved	$6,630	$49	$13,786	$124
Unproved	4,022	—	20,066	—
	10,652	49	33,852	124
Exploration and development:
Land and seismic	38,258	10,757	63,161	27,036
Exploration and development	199,200	87,948	366,886	213,700
	237,458	98,705	430,047	240,736

Sales proceeds:
Proved	(24,861)	(14,664)	(24,861)	(15,394)
Unproved	(3,917)	—	(3,917)	(3,034)
	(28,778)	(14,664)	(28,778)	(18,428)
	$219,332	$84,090	$435,121	$222,432

Capital expenditures in the table above are presented on an accrual basis.  Additions to property and equipment in the Condensed Consolidated Statements of Cash Flows reflect capital expenditures on a cash basis, when payments are made.

Our exploration and development expenditures increased 79% in the first half of 2010 compared to the same period of 2009.  Due to significantly lower commodity prices in 2009, we sharply reduced our development and exploration activities, especially in the first half of the year.  At June 30, 2009 we had seven operated rigs running.  At June 30, 2010 we had 19 operated rigs running.

In the first half of 2010 we drilled and completed 89 gross (55.5 net) wells, with 84 gross (52.2 net) completed as producers.  At June 30, 2010 we also had 33 gross (16.5 net) wells that were in the process of being completed or were awaiting completion.  During the same period of 2009 we drilled and completed 65 gross (35 net) wells, completing 95% as producers.

Our planned exploration and development program for 2010 is expected to range from $900 million to $1 billion, depending on commodity prices and corresponding cash flow.  Although our capital budget is set at a level that we believe corresponds with our anticipated cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match.  We may borrow and repay funds under our credit arrangement throughout the year.  For example, our planned capital expenditures are front-end loaded and we may outspend cash flows for a period of time.  If we start to see a significant change in commodity prices from our current forecasts, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

During the first six months of 2010 we had property acquisitions of $33.9 million, primarily for additional interests in our Anadarko Basin, Cana-Woodford shale play.  We also had land and seismic purchases of $63.2 million, of which nearly 70% was in the Permian Basin.  Subsequent to June 30, 2010, we agreed to acquire additional interests in our Cana-Woodford shale play for approximately $1 million.

We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we are reimbursed by them for 42.5% of the costs.  Through June 30, 2010 our cumulative investment in this project is approximately $89 million, of which $67 million is included in our fixed assets.  At present we expect to initiate gas sales from this project in 2011.

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

Financial Condition

During the first half of 2010 our total assets increased by $426 million to $3.8 billion, up from $3.4 billion at December 31, 2009.  Our current assets contributed $120 million to the total increase.  The increase in current assets resulted from increases in our cash and cash equivalents and derivative instruments, which were partially offset by a decrease in our oil and gas well equipment and supplies.  In addition, our net oil and gas assets increased during the first six months of 2010 by $304 million.  Our liability for deferred income taxes increased over the first six months of the year by $107 million, as a result of our increase in net income for the period.  As of June 30, 2010, stockholders’ equity totaled $2.4 billion, up from $2.0 billion at December 31, 2009.  The increase is also a result of our net income for the first half of 2010.

Dividends

On February 25, 2010 the Board of Directors increased our regular cash dividend on our common stock from $0.06 to $0.08 per common share.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Common Stock Repurchase Program

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock.  During 2007 we repurchased a total of 1,114,200 shares at an average purchase price of $37.93.  Cumulative purchases through December 31, 2007 total 1,364,300 shares at an average price of $39.05.  There were no shares repurchased in the first half of 2010, or since the quarter ended September 30, 2007.

Working Capital

Working capital increased $88 million from year-end 2009 to $106 million at June 30, 2010.  Working capital increased primarily because of the following:

•                  Cash and cash equivalents increased by $140 million primarily due to increases in commodity prices and production volumes.

•                  The aggregate fair value of our derivative instruments increased by $22 million.

•                  Other current assets increased by $18 million due to increases in advances and prepaid expenses.

These working capital increases were partially offset by:

•                  Oil and gas well equipment and supplies decreased by $34 million as supplies were used in the first half of the year’s drilling activities.

•                  A decrease of $16 million related to our deferred tax asset as of June 30, 2010.

•                  As of June 30, 2010 we had $18 million of current maturity of long-term debt related to our floating rate convertible notes.  At December 31, 2010 we did not have any debt that was classified as current.

•                  An increase of $33 million of accrued liabilities related to our increased drilling activity.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Bank debt	$—	$25,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	17,871	17,793
Total debt	367,871	392,793
Less current maturities	(17,871)	—
Total long-term debt	$350,000	$392,793

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

The credit facility contains covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The credit agreement requires us to maintain a current ratio (defined to include undrawn borrowings) greater than 1 to 1 and a leverage ratio not to exceed 3.5 to 1.  As of June 30, 2010, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”) plus 2% to 3%, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted LIBOR, in each case plus an additional 1.125% to 2.125% based on borrowing base usage.

At June 30, 2010, there were no outstanding borrowings under the credit facility.  We had letters of credit outstanding of $10.5 million leaving an unused borrowing availability of $789.5 million.

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

At any time prior to May 1, 2012, we may redeem all, but not part, of the notes at a price of 100% of the principal amount of the notes plus accrued and unpaid interest plus a “make-whole” premium.

If a specified change of control occurs, subject to certain conditions, we must make an offer to purchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

Floating rate convertible notes due 2023

The floating rate convertible senior notes mature on December 15, 2023.  The notes are senior unsecured obligations and bear interest at the three month LIBOR, reset quarterly.  On June 30, 2010, the interest rate was approximately 0.54%.

We previously repurchased $105.5 million of these borrowings at the option of the holders.  On July 1, 2010, all remaining holders elected to convert their notes for cash and shares.  In July 2010 the holders received $20.5 million (principal of $19.5 million and $1.0 million for fractional shares) and 408,450 shares of common stock.  We will record a gain of approximately $3.7 million on the settlement of the notes in July 2010.  As of June 30, 2010 the notes are classified as a current liability.

The debt and equity components of the instruments are accounted for separately.  The value assigned to the debt component is the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital.  The debt component was recorded at a discount and was subsequently accreted, thereby reflecting an overall market rate of interest in the income statement.  The effective interest rate for the quarters ended June 30, 2010 and 2009 was 1.2% and 2.2%, respectively.  The effective interest rate for the six months ended June 30, 2010 and 2009 was 1.2% and 2.6%, respectively.

Contractual Obligations and Material Commitments

At June 30, 2010, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations:	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(In thousands)
Debt(1)	$369,450	$19,450	$—		$—		$350,000
Fixed-Rate interest payments(1)	174,563	24,938	49,875		49,875		49,875
Operating leases	20,058	5,684	10,251		4,123		—
Drilling commitments(2)	120,707	98,624	22,083		—		—
Purchase commitments(3)	11,051	11,051	—		—		—
Gas processing facility(4)	72,848	30,327	17,825		24,696		—
Asset retirement obligation	144,767	21,263	—	(5)	—	(5)	—	(5)
Other liabilities(6)	61,409	10,748	21,279		20,029		9,353

(1)          See item 3:  Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)          We have drilling commitments of approximately $79.6 million consisting of obligations to complete drilling wells in progress at June 30, 2010.  We also have minimum expenditure contractual commitments of $41.1 million to secure the use of drilling rigs.

(3)          At June 30, 2010, we have a purchase commitment of $11.1 million for construction of an aircraft.  The total cost of the aircraft is $12.3 million with an option to trade in our existing aircraft.  The completion of the aircraft is expected to be no later than October 30, 2010.

(4)          We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  At June 30, 2010, we had commitments of $127.9 million relating to construction of the gas processing plant of which $72.8 million is subject to a construction contract.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42.5% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

(5)          We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

(6)          Other liabilities include the fair value of our liabilities associated with our derivative contracts, benefit obligations and other miscellaneous commitments.

At June 30, 2010, we had firm sales contracts to deliver approximately 8.5 Bcf of natural gas over the next nine months.  If this gas is not delivered, our financial commitment would be approximately $33.6 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.

However, we believe no significant financial commitment will be due based on our reserves and current production levels.

In connection with a gas gathering and processing agreement, we have commitments to deliver a minimum of 47.4 Bcf of gas over the next four years.  Certain wells whose production is counted toward that commitment also have individual commitments for gas deliveries.  If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $40.5 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.  We do not expect to make significant payments relative to these commitments.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $3.1 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.

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

2010 Outlook

Our exploration and development expenditures program for 2010 is projected to range from $900 million to $1 billion, which we expect to be less than 2010 cash flow.  Though there are a variety of factors that could curtail, delay or even cancel some of our planned operations, we believe our projected program is likely to occur.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts warrant pursuit of the projects.  It is also possible that we may increase our level of planned capital investment if our commodity prices exceed our current expectation or if attractive new opportunities arise.  Our 2010 drilling is primarily directed towards our western Oklahoma, Cana-Woodford shale, southeast New Mexico Permian Basin horizontal oil and southeast Texas Gulf Coast Yegua programs.

Production estimates for 2010 range from 585 to 605 MMcfe per day.  Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized.  During 2009, our realized prices averaged $4.12 per Mcf of gas, $56.63 per barrel of oil, and $37.11 per barrel of NGL.  Prices can be very volatile.  The possibility of 2010 realized prices being different than they were in 2009 is high.

Certain expenses for 2010 on a per Mcfe basis are currently estimated as follows:

	2010
Production expense	$0.80	-	$1.00
Transportation expense	0.19	-	0.24
DD&A and Asset retirement obligation	1.30	-	1.60
General and Administrative	0.22	-	0.28
Production taxes (% of oil and gas revenue)	7.5%	-	8.5%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, derivatives, contingencies and asset retirement obligations to be critical policies and estimates.  These critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K.

Recent Accounting Developments

There have been no significant accounting standards applicable to Cimarex issued during the quarter ended June 30, 2010.

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

We periodically hedge a portion of our price risk associated with our future oil and gas production.

The following table details the contracts we have in place as of June 30, 2010:

Natural Gas Contracts

				Weighted Average Price			Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	Swap	(000’s)
Jul 10 - Dec 10	Collar	100,000 MMBtu	PEPL	$5.00	$6.62	—	$13,655
Jul 10 - Dec 10	Swap	40,000 MMBtu	PEPL	—	—	$5.18	$5,436
Jul 10 - Dec 10	Collar	20,000 MMBtu	HSC	$5.00	$6.85	—	$2,107
Jan 11 – Dec 11	Swap	10,000 MMBtu	PEPL	—	—	$5.10	$401

Oil Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(000’s)
Jul 10 - Dec 10	Collar	10,000 Bbls	WTI	$60.03	$92.07	$(456)
Jul 10 - Dec 10	Put/Floor	1,000 Bbls	WTI	$60.00	$—	$153
Jan 11 - Dec 11	Collar	6,000 Bbls	WTI	$65.00	$106.20	$3,927

(1)    PEPL refers to Panhandle Eastern Pipe Line Company price and HSC refers to Houston Ship Channel price, both as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  For the 2010 and 2011 gas contracts listed above, a hypothetical $0.10 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2010 of $3.3 million.  For the 2010 and 2011 oil contracts listed above, a hypothetical $1.00 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2010 of $4.2 million.

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

Interest Rate Risk

At June 30, 2010, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
7.125% Notes due 2017	350,000	—
Floating rate convertible notes due 2023 (face value $19,450)	—	17,871
Total debt	$350,000	$17,871

Our senior unsecured notes bear interest at a fixed rate of 7.125% and will mature on May 1, 2017.  Our unsecured convertible senior notes were paid out in July, 2010.  Therefore, no interest rate exposure exists for the convertible notes.

At June 30, 2010 we consider our interest rate exposure to be minimal because significantly all of our debt was at a fixed rate.  This assessment for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.  See Note 3 and Note 6 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2010 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101                           The following materials from the Cimarex Energy Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.*

* Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited.  Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2010

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)