Form 10-K/A
period 2009-12-31
CIMAREX ENERGY CO
filed 2010-09-03
CIK 1168054

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D C 20549

Form 10-K/A
Amendment No. 1

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

        Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 (this "Amendment") to our annual report on Form 10-K for the year ended December 31, 2009 to reflect changes made in response to comments received by us, from the Staff of the Securities and Exchange Commission (the "Staff"), in connection with the Staff's review of our report.

        Our consolidated financial statements have not been restated from those presented in our original Form 10 K. For ease of reference, we are filing the annual report in its entirety with the following changes:

  •
  Our original Form 10-K noted reserve additions "from extensions, discoveries and improved recovery". All references to improved recovery in our reserve additions disclosures have been removed, as none of our additions were derived from improved recovery.

  •
  In Item 1 we added average production cost per unit of production to our tabular presentation of production and pricing information and renamed the table Production, Pricing and Cost Information.

  •
  In Item 2 we expanded our disclosure regarding the internal controls we apply in our reserve estimation effort.

  •
  In our Recently Issued Accounting Standards discussion of the revised rules for oil and gas disclosures, we expanded our discussion of "reasonable certainty" to include a cross reference to Regulation S-X, Rule 4-10(a)(24).

  •
  In the Unaudited Supplemental Oil and Gas Disclosures footnote we added explanations for the changes to the proved reserves for each of the three years presented. Further, we expanded the narrative disclosure regarding the 2009 increase in proved undeveloped reserves. In the tabular presentation of the changes in the standardized measure, we deleted the line item "Net change in future developments costs" and replaced it with separate line items for previously estimated development costs incurred and changes in estimated future development costs.

        Except as identified above, no other items or disclosures in our Form 10-K have been amended. This Amendment does not reflect events occurring after February 26, 2010, the original filing date of our Form 10-K.

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

2009 Summary

        During 2009 we accomplished the following positive highlights:

  •
  Increased proved reserves 15% to 1.53 Tcfe

  •
  Added 312 Bcfe of proved reserves from extensions and discoveries, replacing 185 percent of production.

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

Production, Pricing and Cost Information

        The following table sets forth certain information regarding the company's production volumes and the average oil and gas prices received:

	Years Ending December 31,
	2009	2008	2007
Production Volumes:
Gas (MMcf)	117,968	127,444	119,937
Oil (MBbls)	8,498	8,395	7,445
Equivalent (MMcfe)	168,956	177,814	164,607
Net Average Daily Volumes:
Gas (MMcf)	323.2	348.2	328.6
Oil (MBbls)	23.3	22.9	20.4
Equivalent (MMcfe)	462.9	485.8	451.0
Average Sales Price:
Gas ($/Mcf)	$4.12	$8.43	$7.05
Oil ($/Bbl)	$56.13	$96.03	$69.71
Production Cost ($/Mcfe)	$1.05	$1.23	$1.22

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

        Proved oil and gas reserve quantities are based on estimates prepared by Cimarex in accordance with guidelines established by the SEC. Reserve definitions comply with definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC. All reserve estimates of Cimarex are maintained by the Company's internal Corporate Reservoir Engineering group, which is comprised of reservoir engineers and engineering technicians. The objectives and management of this group are separate from and independent of the exploration and production functions of the company. The primary objective of the Corporate Reservoir Engineering Group is to maintain accurate forecasts on all properties of the Company through ongoing monitoring and timely updates of operating and economic parameters (production forecasts, prices and regional differentials, operating expenses, ownership, etc.) in accordance with guidelines established by the SEC. This separation of function and responsibility is a key internal control.

        Corporate engineers are responsible for the Company's reserve estimates on all properties within specified geographic areas. For both newly drilled and existing properties, corporate engineers interact with the exploration and production departments to ensure all available engineering and geologic data is taken into account prior to establishing or revising a reserve estimate. After preparing the reserve updates, the corporate engineers review their recommendations with the Vice President—Corporate Engineering. After the Vice President—Corporate Engineering approves the proposed changes, the revisions are entered into the Company's reserve database by the engineering technician.

        During the course of the year, the Vice President—Corporate Engineering presents summary reserve information to Senior Management and Board of Directors for their review. From time to time, the Vice President—Corporate Engineering will also confer with the Vice Presidents of Exploration and Operations, as well as the Chief Executive Officer, regarding specific reserve-related issues. In addition, the Corporate Reservoir Engineering group maintains a set of basic guidelines and procedures to ensure that critical checks and reviews of the reserve database are performed on a regular basis.

        Together, these internal controls are designed to promote a comprehensive, objective and accurate reserve estimation process. As an additional confirmation of the reasonableness of the Company's internal reserve estimates an independent petroleum engineering consulting firm reviews properties representing greater than 80 percent of the total future net revenue discounted at ten percent attributable to the total interests owned by Cimarex on an annual basis.

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

        Despite lower capital investment in 2009, our year-end total proved oil and gas reserves increased by 15% to 1.53 Tcfe from 1.34 Tcfe at year-end 2008. This increase is net of production of 169.0 Bcfe and property sales of 24.9 Bcfe. Reserves added from exploration and development totaled 312.3 Bcfe and 3.9 Bcfe were acquired via property purchases. Revisions of previous estimates added 73.9 Bcfe, comprised of 104.7 Bcfe from positive performance and lower operating costs, partially offset by 30.8 Bcfe from lower prices.

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

    The revised rules also amend the definition of proved oil and gas reserves to include reserves located beyond development spacing areas that are immediately adjacent to developed spacing areas if economic producibility can be established with reasonable certainty. These revisions are designed to permit the use of alternative technologies to establish proved reserves in lieu of requiring companies to use specific tests. In addition, they establish a uniform standard of reasonable certainty that applies to all proved reserves, regardless of location or distance from producing wells. Because the revised rules generally expand the definition of proved reserves, proved reserve estimates could increase in the future based upon adoption of the revised rules. Please refer to Regulations S-X, Rule 4-10(a)(24) for a complete discussion of reasonable certainty.

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

        Our derivative contracts are carried at their fair value on our balance sheet. We estimate the fair value using internal risk adjusted discounted cash flow calculations. Cash flows are based on the stated contract prices and current and projected published forward commodity price curves, adjusted for volatility. Due to the volatility of commodity prices, the estimated fair values of our derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. The following table presents the estimated fair values of our derivative assets and liabilities as of December 31, 2009. At December 31, 2008, we had no derivative instruments outstanding.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31, 2009		December 31, 2008		December 31, 2007
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)
Total proved reserves
Beginning of year	1,067,333	45,202	1,122,694	58,250	1,090,362	59,797
Revisions of previous estimates	6,718	11,201	(57,989)	(16,465)	50,027	1,251
Extensions and discoveries	229,625	13,770	143,570	11,884	162,136	13,361
Purchases of reserves	2,106	300	2,483	55	10,571	99
Production	(117,968)	(8,498)	(127,444)	(8,395)	(119,937)	(7,446)
Sales of properties	(1,229)	(3,958)	(15,981)	(127)	(70,465)	(8,812)

End of year	1,186,585	58,017	1,067,333	45,202	1,122,694	58,250

Proved developed reserves	865,720	53,889	834,517	44,520	848,001	51,497

Proved undeveloped reserves	320,865	4,128	232,816	682	274,693	6,753

        During 2009, we added 312.3 Bcfe of proved reserves through extensions and discoveries, primarily as the result of wells drilled in our Cana-Woodford shale area in western Oklahoma, in the Permian Basin and in southeast Texas. Net revisions during 2009 added 73.9 Bcfe which included 104.7 Bcfe of positive revisions resulting from better than expected production performance from wells drilled in

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

prior years and lower estimated operating costs. Partially offsetting these positive revisions was a decrease of 30.8 Bcfe driven by lower gas prices.

        During 2008, significant changes to our proved reserves included 214.9 Bcfe added from extensions and discoveries in our Mid-Continent, Permian Basin and Gulf Coast core areas. We also had 156.8 Bcfe of net negative revisions resulting mainly from lower oil and gas prices at year-end 2008 compared to year-end 2007.

        During 2007, our core area drilling programs resulted in 242.3 Bcfe of proved reserve additions from extensions and discoveries. Higher year-end oil and gas prices largely contributed to net positive revisions of 57.5 Bcfe. Also during 2007, we sold various non-core properties with associated proved reserves of 123.3 Bcfe.

        Proved undeveloped ("PUD") reserves at December 31, 2008 totaled 237 Bcfe, approximately 89% of which was associated with a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. During 2009 we invested a total of $20.1 million in this project and our cumulative investment in this project is $70.9 million. We presently expect that we will initiate gas sales from this project in 2011. Two Bcfe of PUD reserves were converted to proved developed reserves during 2009. PUD reserves increased by 111 Bcfe during 2009 through extentions and discoveries (103 Bcfe) and positive revisions to previous estimates (8 Bcfe). Most of these additions occurred in our Western Oklahoma, Cana-Woodford shale play. Proved undeveloped reserves at December 31, 2009 totaled 346 Bcfe. We have no PUD reserves that have remained undeveloped for five years or more after initial disclosure.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

        The following summary sets forth our Standardized Measure (in thousands):

	December 31,
	2009	2008	2007
Cash inflows	$7,521,219	$7,314,200	$12,674,941
Production costs	(2,773,338)	(2,681,510)	(3,673,259)
Development costs	(354,340)	(229,546)	(540,555)
Income tax expense	(1,205,984)	(1,173,658)	(2,689,836)

Net cash flow	3,187,557	3,229,486	5,771,291
10% annual discount rate	(1,519,602)	(1,505,233)	(2,873,660)

Standardized measure of discounted future net cash flow	$1,667,955	$1,724,253	$2,897,631

        The following are the principal sources of change in the Standardized Measure (in thousands):

	December 31,
	2009	2008	2007
Standardized Measure, beginning of period	$1,724,253	$2,897,631	$2,200,889
Sales, net of production costs	(674,836)	(1,493,558)	(1,043,121)
Net change in sales prices, net of production costs	(427,313)	(1,683,984)	976,912
Extensions and discoveries, net of future production and development costs	730,969	742,889	858,632
Changes in future development costs	20,055	111,907	(51,764)
Previously estimated development costs incurred during the period	40,364	222,658	188,177
Revision of quantity estimates	106,521	(243,985)	168,877
Accretion of discount	232,790	424,312	308,660
Change in income taxes	(14,327)	741,834	(459,777)
Purchases of reserves in place	10,624	6,956	31,278
Sales of properties	(34,038)	(29,986)	(123,268)
Change in production rates and other	(47,107)	27,579	(157,864)

Standardized Measure, end of period	$1,667,955	$1,724,253	$2,897,631

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	The following financial statements are included in Item 8 to this 10-K:
		Consolidated balance sheets as of December 31, 2009 and 2008	56
		Consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007	57
		Consolidated statements of cash flows for the years ended December 31, 2009, 2008, and 2007	58
		Consolidated statements of stockholders' equity and comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007	59
		Notes to consolidated financial statement	60
	(2)	Financial statement schedules—None
	(3)	Exhibits:

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
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2009, file no. 001-31446, and incorporated herein by reference).
23.1	Consent of KPMG LLP.*
23.2	Consent of DeGolyer and MacNaughton*
24.1
Power of Attorney of directors of the Registrant (filed as Exhibit 24.1 to the Annual Report on Form 10-K for the year ended December 31, 2009, file no. 001-31446, and incorporated herein by reference).
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
99.1
Letter dated January 29, 2010 from DeGolyer and MacNaughton, independent petroleum engineering consulting firm, reporting the results of its audit of Cimarex reserves as of December 31, 2009 of certain selected properties (filed as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2009, file no. 001-31446, and incorporated herein by reference).
101
The following materials from the Cimarex Energy Co. Annual Report on Form 10-K/A for the year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss), and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.†

†
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

SIGNATURE

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2010
CIMAREX ENERGY CO.
	By:	/s/ Paul Korus Paul Korus Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)