Form 10-Q
period 2010-09-30
CIMAREX ENERGY CO
filed 2010-11-03
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010

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

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2010 was 84,700,678.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Consolidated Balance Sheets

	September 30,
	2010	December 31,
	(Unaudited)	2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$148,096	$2,544
Restricted cash	659	593
Receivables, net	232,235	227,896
Oil and gas well equipment and supplies	99,998	145,153
Deferred income taxes	—	15,837
Derivative instruments	25,735	1,238
Other current assets	60,459	13,997
Total current assets	567,182	407,258
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	8,163,420	7,549,861
Unproved properties and properties under development, not being amortized	519,489	399,724
	8,682,909	7,949,585
Less – accumulated depreciation, depletion and amortization	(5,969,974)	(5,764,669)
Net oil and gas properties	2,712,935	2,184,916
Fixed assets, net	149,673	127,237
Goodwill	691,432	691,432
Other assets, net	28,472	33,694
	$4,149,694	$3,444,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,626	30,214
Accrued liabilities	323,496	235,815
Derivative instruments	438	13,902
Revenue payable	117,061	108,832
Total current liabilities	493,621	388,763
Long-term debt	350,000	392,793
Deferred income taxes	531,587	348,897
Other liabilities	272,227	275,978
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 84,700,678 and 83,541,995 shares issued, respectively	847	835
Paid-in capital	1,886,414	1,859,255
Retained earnings	614,901	178,035
Accumulated other comprehensive income (loss)	97	(19)
	2,502,259	2,038,106
	$4,149,694	$3,444,537

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Gas sales	$145,396	$107,275	$522,408	$324,438
Oil sales	177,834	128,957	550,058	319,144
NGL sales	43,331	2,116	91,391	5,363
Gas gathering, processing and other	11,570	10,732	41,022	31,165
Gas marketing, net	452	54	775	888
	378,583	249,134	1,205,654	680,998
Costs and expenses:
Impairment of oil and gas properties	—	—	—	791,137
Depreciation, depletion and amortization	78,705	59,240	221,561	205,791
Asset retirement obligation	1,201	4,024	5,486	8,665
Production	52,010	42,682	139,349	139,127
Transportation	13,084	8,760	35,076	25,233
Gas gathering and processing	4,577	4,830	17,182	14,347
Taxes other than income	28,094	19,728	88,862	50,525
General and administrative	11,274	12,522	36,136	29,803
Stock compensation, net	3,241	2,477	9,012	6,831
(Gain) loss on derivative instruments, net	(15,028)	17,357	(70,914)	17,613
Other operating, net	2,291	2,911	2,321	19,094
	179,449	174,531	484,071	1,308,166

Operating income (loss)	199,134	74,603	721,583	(627,168)

Other (income) and expense:
Interest expense	9,059	10,623	27,622	30,144
Capitalized interest	(7,259)	(5,295)	(21,968)	(16,230)
Gain on early extinguishment of debt	(3,776)	—	(3,776)	—
Other, net	(2,711)	3,737	(2,790)	11,627

Income (loss) before income tax	203,821	65,538	722,495	(652,709)
Income tax expense (benefit)	75,605	26,833	265,298	(236,121)

Net income (loss)	$128,216	$38,705	$457,197	$(416,588)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.08	$0.06	$0.24	$0.18
Undistributed	1.42	0.40	5.12	(5.28)
	$1.50	$0.46	$5.36	$(5.10)

Diluted
Distributed	$0.08	$0.06	$0.24	$0.18
Undistributed	1.42	0.40	5.09	(5.28)
	$1.50	$0.46	$5.33	$(5.10)

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$457,197	$(416,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments and other valuation losses	—	804,815
Depreciation, depletion and amortization	221,561	205,791
Asset retirement obligation	5,486	8,665
Deferred income taxes	213,678	(220,592)
Stock compensation, net	9,012	6,831
Derivative instruments, net	(39,656)	21,157
Changes in non-current assets and liabilities	10,507	48,673
Other, net	(7,904)	13,682
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4,364)	84,044
Decrease in other current assets	31	17,404
Increase (decrease) in accounts payable and other current liabilities	21,120	(108,236)
Net cash provided by operating activities	886,668	465,646
Cash flows from investing activities:
Oil and gas expenditures	(691,536)	(390,108)
Sales of oil and gas and other assets	33,646	38,556
Sales of short-term investments	—	3,328
Other expenditures	(38,941)	(21,131)
Net cash used in investing activities	(696,831)	(369,355)
Cash flows from financing activities:
Net decrease in bank debt	(25,000)	(64,000)
Decrease in other long-term debt	(19,450)	—
Financing costs incurred	(101)	(17,995)
Dividends paid	(18,662)	(15,123)
Issuance of common stock and other	18,928	2,576
Net cash used in financing activities	(44,285)	(94,542)
Net change in cash and cash equivalents	145,552	1,749
Cash and cash equivalents at beginning of period	2,544	1,213
Cash and cash equivalents at end of period	$148,096	$2,962

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited financial statements have been prepared by Cimarex Energy Co. pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K  have been omitted.  Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our 2009 Annual Report on Form 10-K/A-1.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods shown.  We have evaluated subsequent events after the balance sheet date of September 30, 2010, through the filing of this report.

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

Due to decreases in period end commodity prices at March 31, 2009, our ceiling limitation calculation resulted in excess capitalized costs of $791 million ($502 million, net of tax), for which we recorded a non-cash impairment of oil and gas properties.  No further impairments have been recorded since the first quarter of 2009.  Our quarterly and annual ceiling tests are primarily impacted by commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense.  Holding all factors constant other than commodity prices, a 10% decline in prices as of September 30, 2010 would not have resulted in a ceiling test impairment.  Decreases in commodity prices can also impact our goodwill impairment analyses.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

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

Goodwill

At September 30, 2010, we had $691.4 million of goodwill recorded in conjunction with past business combinations.  Goodwill is subject to annual reviews for impairment, but we continuously monitor the economic environment throughout the year to determine if additional impairment assessments are necessary.  These assessments are based on a two-step accounting test.  The first step is to compare the estimated fair value of the Company with the recorded net book value (including goodwill), after giving effect to any period impairment of oil and gas properties resulting from the ceiling limitation calculation.  If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is done.

Disruptions continue in the credit markets and global economic activity which impact stock markets and commodity prices.  Management must apply judgment in determining the estimated fair value of the Company for purposes of assessing goodwill impairment.  As of September 30, 2010, the market price per share of our common stock was greater than the book value by $37 per share.  Due to volatility in the stock markets, management does not consider the market value of our shares to be an accurate reflection of the fair value of our net assets for impairment purposes.

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

September 30, 2010

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

Recently Issued Accounting Standards

There have been no significant accounting standards applicable to Cimarex issued during the quarter ended September 30, 2010.

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

At September 30, 2010, we had the following outstanding contracts relative to our future production.  We have elected not to account for these derivatives as cash flow hedges.

Natural Gas Contracts

					Weighted Average Price			Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	Swap	(000’s)
Oct 10 - Dec 10	Collar	100,000	MMBtu	PEPL	$5.00	$6.62	—	$12,340
Oct 10 - Dec 10	Swap	40,000	MMBtu	PEPL	—	—	$5.18	$5,550
Oct 10 - Dec 10	Collar	20,000	MMBtu	HSC	$5.00	$6.85	—	$2,078
Jan 11 - Dec 11	Swap	20,000	MMBtu	PEPL	—	—	$5.05	$6,746

Oil Contracts

					Weighted Average Price		Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	(000’s)
Oct 10 - Dec 10	Collar	10,000	Bbls	WTI	$60.03	$92.07	$(456)
Oct 10 - Dec 10	Put/Floor	1,000	Bbls	WTI	$60.00	$—	$8
Jan 11 - Dec 11	Collar	8,000	Bbls	WTI	$65.00	$105.81	$(612)

(1)          PEPL refers to Panhandle Eastern Pipe Line Company price and HSC refers to Houston Ship Channel price, both as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The combined gas and oil contracts that expire in 2010 represent approximately 37% of our equivalent oil and gas production for the remainder of 2010.  For 2011, management has been authorized to hedge up to 50% of our anticipated equivalent oil and gas production.  Through the first nine months of 2010 we have entered into oil and gas contracts relative to our 2011 production as noted in the above table.  Subsequent to September 30, 2010 we entered into additional oil collars, bringing our total 2011 oil contracts to 12,000 barrels per day.  The combined 2011 gas and oil contract volumes equate to approximately 15% of our actual third quarter equivalent oil and gas production.

Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our current hedging positions.

Under a collar agreement, we receive the difference between the published index price and a floor price if the index price is below the floor.  We pay the difference between the ceiling price and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

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

Our derivative contracts are carried at their fair value on our balance sheet.  We estimate the fair value using internal risk adjusted discounted cash flow calculations.  Cash flows are based on published forward commodity price curves for the underlying commodity as of the date of the estimate.  For collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms.  The fair values of our derivative instruments in an asset position include a measure of counterparty credit risk, and the fair values of instruments in a liability position include a measure of our own nonperformance risk.  These credit risks are based on current published credit default swap rates.  Due to the volatility of commodity prices, the estimated fair values of our derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price.  The following tables present the estimated fair values of our derivative assets and liabilities as of September 30, 2010 and December 31, 2009.

	Balance Sheet Location	Asset	Liability
		(In thousands)
September 30, 2010:
Natural gas contracts	Current assets — Derivative instruments	$25,617	$—
Oil contracts	Current assets — Derivative instruments	118	—
Natural gas contracts	Noncurrent assets — Other assets, net	1,097	—
Oil contracts	Current liabilities — Derivative instruments	—	438
Oil contracts	Noncurrent liabilities — Other liabilities	—	740
		$26,832	$1,178

	Balance Sheet Location	Asset	Liability
		(In thousands)
December 31, 2009:
Natural gas contracts	Current assets — Derivative instruments	$1,238	$—
Natural gas contracts	Current liabilities — Derivative instruments	—	4,308
Oil contracts	Current liabilities — Derivative instruments	—	9,594
		$1,238	$13,902

Because we have elected not to account for our current derivative contracts as cash flow hedges, we recognize all realized and unrealized changes in fair value in earnings.  Cash settlements of our derivative contracts are included in cash flows from operating activities in our statements of cash flows.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

The following table summarizes the realized and unrealized gains and losses from cash settlements and changes in fair value of our derivative contracts as presented in our accompanying financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cash settlements gains/(losses):
Natural gas contracts	$14,598	$176	$32,596	$3,544
Oil contracts	(451)	—	(1,338)	—
Total cash settlements gains	14,147	176	31,258	3,544

Unrealized gains (losses) on fair value change:
Natural gas contracts	5,115	(20,289)	29,785	(22,602)
Oil contracts	(4,234)	2,756	9,871	1,445
Total net unrealized gains (losses) on fair value change	881	(17,533)	39,656	(21,157)
Gain (loss) on derivative instruments, net	$15,028	$(17,357)	$70,914	$(17,613)

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

The following tables provide fair value measurement information for certain assets and liabilities as of September 30, 2010 and December 31, 2009.

	Carrying Amount	Fair Value
	(In thousands)
September 30, 2010:
Financial Assets (Liabilities):
7.125% Notes due 2017	$(350,000)	$(367,500)
Derivative instruments - assets	$26,832	$26,832
Derivative instruments - liabilities	$(1,178)	$(1,178)

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

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

Bank Debt and Notes

Debt

We had no bank debt at September 30, 2010.  The fair value of our bank debt at December 31, 2009 was estimated to approximate the carrying amount because the floating rate interest rate paid on such debt was set for periods of three months or less.

Notes

The fair values for our 7.125% fixed rate notes were based on their last traded value before period end.

On July 1, 2010, the convertible notes were tendered and payout was made in July 2010.  Please see Note 6 for further information on the payout of our convertible notes.

There was not an observable market for our convertible notes.  At December 31, 2009, the closing price of our common stock (as defined by the indenture) exceeded the conversion rate of $28.59 attributable to the conversion feature; therefore, the fair value of the convertible notes at December 31, 2009 included value attributable to both the face amount of the notes and the conversion feature.  The fair value of the face amount of the notes was estimated to approximate the face value of the notes because the notes bear interest at the London Interbank Offered Rate, and reset quarterly.  The fair value of the conversion feature was calculated using the conversion formula for the notes, based on the closing price per share for our common stock at December 31, 2009.

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these assets and liabilities.  At September 30, 2010 and December 31, 2009, the aggregate allowance for doubtful

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $6.8 million and $6.9 million, respectively.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

4.     Capital Stock

A summary of our common stock activity for the nine months ended September 30, 2010 follows:

	Number of Shares (In thousands)
	Issued	Treasury	Outstanding
December 31, 2009	83,542	—	83,542
Shares issued due to conversion of convertible debt (See Note 6)	409	—	409
Restricted shares issued under compensation plans, net of cancellations	416	—	416
Option exercises, net of cancellations	334	—	334
September 30, 2010	84,701	—	84,701

Stock-based Compensation

Our 2002 Stock Incentive Plan was approved by stockholders in May 2003 and is effective until October 1, 2012.  The plan provides for grants of stock options, restricted stock and restricted stock units to non-employee directors, officers and other eligible employees.  A total of 12.7 million shares of common stock may be issued under the Plan.

Restricted Stock and Units

During the nine months ended September 30, 2010, we issued a total of 624,224 restricted shares to non-employee directors, officers, and other employees.  Included in that amount are 396,000 shares issued to certain executives that are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance.  After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  The material terms of performance goals applicable to these awards were approved by the stockholders in May 2006 and May 2010.  The other shares granted in 2010 have service-based vesting schedules of five years.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

The following table presents restricted stock as of September 30, 2010, and changes during the year:

Outstanding as of January 1, 2010	1,727,250
Vested	(389,443)
Granted	624,224
Canceled	(66,920)
Outstanding as of September 30, 2010	1,895,111

The following table presents restricted units as of September 30, 2010 and changes during the year:

Outstanding as of January 1, 2010	649,843
Converted to Stock	(2,336)
Granted	—
Canceled	—
Outstanding as of September 30, 2010	647,507
Vested included in outstanding	646,243

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

Compensation expense for service-based vesting restricted shares or units is based upon amortization of the grant-date market value of the award.  The fair value of the market condition-based restricted stock awards is based on the grant-date market value of the award utilizing a Monte Carlo simulation model to estimate the percentage of awards that will vest at the end of a three-year period.  Compensation expense related to the restricted stock and unit awards is recognized ratably over the applicable vesting period.  Compensation expense (including capitalized amounts) for the quarters ended September 30, 2010 and 2009 was $4.8 million and $3.7 million, respectively.  For the nine months ended September 30, 2010 and 2009, compensation expense (including capitalized amounts) totaled $13.0 million and $9.6 million, respectively.

Unamortized compensation costs related to unvested restricted shares and units at September 30, 2010 and 2009 was $43.9 million and $30.3 million, respectively.

Stock Options

Options granted under our plan expire ten years from the grant date and have service-based vesting schedules of three to five years.  The plan provides that all grants have an exercise price of the average of the high and low prices of our common stock as reported by the New York Stock Exchange on the date of grant.

There were 93,000 stock options granted to employees during the nine months ended September 30, 2010.  There were 228,175 stock options granted to employees during the nine months ended September 30, 2009.

Information about outstanding stock options is summarized below:

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (000)
Outstanding as of January 1, 2010	1,573,974	$29.93
Exercised	(400,496)	$25.31
Granted	93,000	$70.30
Canceled	(3,797)	$56.74
Forfeited	(30,584)	$46.58
Outstanding as of September 30, 2010	1,232,097	$33.98	5.5 Years	$40,442
Exercisable as of September 30, 2010	828,873	$27.40	4.0 Years	$32,408

There were 400,496 and 105,970 stock options exercised during the nine months ended September 30, 2010 and September 30, 2009, respectively.  Cash received from option exercises during the nine months ended September 30, 2010 and September 30, 2009 was $10.1 million and $1.7 million, respectively.  The related tax benefits realized from option exercises totaled $6.3 million and $918 thousand, respectively, and were recorded to paid-in capital.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2010 was $1.1 million and $17.2 million, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2009 was $2.4 and $2.5 million, respectively.

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

The following summary reflects the status of non-vested stock options as of September 30, 2010 and changes during the year:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-vested as of January 1, 2010	544,345	$15.66	$42.99
Vested	(203,537)	$16.40	$45.99
Granted	93,000	$28.63	$70.30
Forfeited	(30,584)	$16.52	$46.58
Non-vested as of September 30, 2010	403,224	$18.22	$47.51

We recognize compensation cost related to stock options ratably over the vesting period.  Historical amounts may not be representative of future amounts as additional options may be granted.  Compensation cost (including capitalized amounts) for the three months ended September 30, 2010 and 2009 totaled $989 thousand and $988 thousand, respectively.  For the nine months ended September 30, 2010 and 2009, compensation cost (including capitalized amounts) totaled $2.8 million and $2.4 million, respectively.

As of September 30, 2010, there was $6.2 million of unrecognized compensation cost related to non-vested stock options granted under our stock incentive plan.  We expect to recognize that cost pro rata over a weighted-average period of 1.7 years.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

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

Dividends and Stock Repurchases

In September 2010, the Board of Directors declared a cash dividend of $0.08 per share on our common stock.  The dividend is payable December 1, 2010 to stockholders of record on November 15, 2010.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of our common stock.  The authorization is currently set to expire on December 31, 2011.  Through December 31, 2007, we had repurchased and cancelled a total of 1,364,300 shares at an overall average price of $39.05.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.  There were no shares repurchased in the third quarter of 2010, or since the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities for the Quarter Ended September 30, 2010

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased Under the Plans or Programs
July 2010	None	NA	None	2,635,700
August 2010	None	NA	None	2,635,700
September 2010	None	NA	None	2,635,700

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

measurement, the asset retirement liability is required to be accreted each period.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  Capitalized costs are depleted as a component of the full cost pool.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2010 (in thousands):

Asset retirement obligation at January 1, 2010	$149,310
Liabilities incurred	3,458
Liability settlements and disposals	(17,144)
Accretion expense	5,729
Revisions of estimated liabilities	1,066
Asset retirement obligation at September 30, 2010	142,419
Less current obligation	(25,763)
Long-term asset retirement obligation	$116,656

6.              Long-Term Debt

Debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Bank debt	$—	$25,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	––	17,793
Total long-term debt	$350,000	$392,793

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

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves, and is subject to potential special and regular semi-annual redeterminations.  The borrowing base of $1 billion and bank commitments of $800 million were reaffirmed in October 2010.

The credit facility contains covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The credit agreement requires us to maintain a current ratio (defined to include undrawn borrowings) greater than 1 to 1 and a leverage ratio not to exceed 3.5 to 1.  As of September 30, 2010, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”) plus 2% to 3%, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted LIBOR, in each case plus an additional 1.125% to 2.125% based on borrowing base usage.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

At September 30, 2010, there were no outstanding borrowings under the credit facility.  We had letters of credit outstanding of $7.5 million leaving an unused borrowing availability of $792.5 million.

7.125% Notes due 2017

In May 2007, we issued $350 million of 7.125% senior unsecured notes that mature May 1, 2017 at par.  Interest on the notes is payable May 1 and November 1 of each year.  The notes are governed by an indenture containing covenants that could limit our ability to incur additional indebtedness; pay dividends or repurchase our common stock; make investments and other restricted payments; incur liens; enter into sale/leaseback transactions; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets.

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

Floating rate convertible notes due 2023

The floating rate convertible senior notes were set to mature on December 15, 2023.  The notes were senior unsecured obligations and the interest was at the three month LIBOR, reset quarterly.

On July 1, 2010, all remaining holders elected to convert their notes for cash and shares.  In July 2010 the holders received $20.5 million (principal of $19.5 million and $1.0 million for fractional shares) and 408,450 shares of common stock.  We recorded a gain of $3.8 million on the settlement of the notes.

The debt and equity components of the instruments were accounted for separately.  The value assigned to the debt component was the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital.  The debt component was recorded at a discount and was subsequently accreted, thereby reflecting an overall market rate of interest in the income statement.  The effective interest rate for the quarters ended September 30, 2010 and 2009 was 0.3% and 1.5%, respectively.  The effective interest rate for the nine months ended September 30, 2010 and 2009 was 0.9% and 2.3%, respectively.

7.     Income Taxes

The components of our provision for income taxes are as follows (in thousands):

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current provision (benefits)	$(12,770)	$13,305	$51,620	$(15,529)
Deferred tax (benefit)	88,375	13,528	213,678	(220,592)
	$75,605	$26,833	$265,298	$(236,121)

We account for uncertainty in our income tax provisions in accordance with rules promulgated by the FASB.  At September 30, 2010 we have no unrecognized tax benefits that would impact our effective rate and we have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2005 — 2009 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities which remain open for tax years 2005 — 2009 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and special deductions.  The effective income tax rates for the nine months ended September 30, 2010 and September 30, 2009 were 36.7% and 36.2%, respectively.

8.              Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid during the period for:
Interest expense (including capitalized amounts)	$1,096	$2,796	$16,169	$20,146
Interest capitalized	915	1,128	12,859	10,847
Income taxes	23,730	—	108,587	1,670
Cash received for income taxes	999	49,936	3,674	91,918

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

September 30, 2010

(Unaudited)

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$128,216	$38,705	$457,197	$(416,588)
Less distributed earnings (dividends declared during the period)	(6,828)	(5,050)	(20,361)	(15,127)
Undistributed earnings (loss) for the period	$121,388	$33,655	$436,836	$(431,715)

Allocation of undistributed earnings (loss)
Basic allocation to unrestricted common stockholders	$117,772	$32,707	$423,822	$(431,715)
Basic allocation to participating securities	$3,616	$948	$13,014	$— (2)
Diluted allocation to unrestricted common stockholders	$117,789	$32,712	$423,892	$(431,715)
Diluted allocation to participating securities	$3,599	$943	$12,944	$— (2)

Basic Shares Outstanding
Unrestricted outstanding common shares	82,806	81,792	82,806	81,792
Add Participating securities:
Restricted stock outstanding	1,895	1,720	1,895	1,720
Restricted stock units outstanding	647	650	647	650
Total participating securities	2,542	2,370	2,542	2,370
Total Basic Shares Outstanding	85,348	84,162	85,348	84,162

Fully Diluted Shares
Unrestricted outstanding common shares	82,806	81,792	82,806	81,792
Incremental shares from assumed exercise of stock options	411	385	459	— (1)
Fully diluted common stock	83,217	82,177	83,265	81,792
Participating securities	2,542	2,370	2,542	2,370
Total Fully Diluted Shares	85,759	84,547	85,807	84,162

Basic earnings (loss) per share
Unrestricted common stockholders:
Distributed earnings	$0.08	$0.06	$0.24	$0.18
Undistributed earnings (loss)	1.42	0.40	5.12	(5.28)
	$1.50	$0.46	$5.36	$(5.10)

Participating securities:
Distributed earnings	$0.08	$0.06	$0.24	$0.18
Undistributed earnings (loss)	1.42	0.40	5.12	—
	$1.50	$0.46	$5.36	$0.18

Fully diluted earnings (loss) per share
Unrestricted common stockholders:
Distributed earnings	$0.08	$0.06	$0.24	$0.18
Undistributed earnings (loss)	1.42	0.40	5.09	(5.28)
	$1.50	$0.46	$5.33	$(5.10)

Participating securities:
Distributed earnings	$0.08	$0.06	$0.24	$0.18
Undistributed earnings (loss)	1.42	0.40	5.09	—
	$1.50	$0.46	$5.33	$0.18

(1)          No potential common shares or securities are included in the diluted share computation when a loss from continuing operations exists.

(2)          Participating securities are included in distributed earnings and not in undistributed earnings when a loss from continuing operations exists.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

The following table presents the amounts of outstanding stock options, restricted stock and units as follows:

	September 30,
	2010	2009
Stock options	1,232,097	1,608,321
Restricted stock	1,895,111	1,720,250
Restricted units	647,507	649,843

Certain stock options and restricted units and shares were considered to be anti-dilutive as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	106,450	762,429	143,928	1,608,321
Restricted stock	—	—	—	1,720,250
Restricted stock units	—	—	—	649,843
	106,450	762,429	143,928	3,978,414

Comprehensive Income (Loss)

Comprehensive income is a term used to refer to net income (loss) plus other comprehensive income (loss).  Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of stockholders’ equity instead of net income (loss).

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (loss)	$128,216	$38,705	$457,197	$(416,588)
Other comprehensive income (loss):
Change in fair value of investments, net of tax	265	366	116	882
Total comprehensive income (loss)	$128,481	$39,071	$457,313	$(415,706)

10.       Commitments and Contingencies

Litigation

In January 2009, the Tulsa County District Court issued a judgment totaling $119.6 million in the H.B. Krug, et al versus Helmerich & Payne, Inc. (“H&P”) case.  This lawsuit was originally filed in 1998 and addressed H&P’s conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters.  Only $6.9 million of the judgment pertained to damages, with the remainder being disgorgement of H&P’s estimated potential compounded profit since 1989 resulting from the noted damages.  Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P’s exploration and production business.  In 2008 we had accrued litigation expense of $119.6 million for this lawsuit.  During 2009 and the first nine months of 2010, we have accrued an additional $9.4 million and $6.6 million, respectively.  We have appealed the District Court’s judgments.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

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

Other

We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  At September 30, 2010, we had commitments of $119 million relating to construction of the gas processing plant of which $88.4 million is subject to construction contracts.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42.5% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

We have drilling commitments of approximately $103.9 million consisting of obligations to complete drilling wells in progress at September 30, 2010.  We also have minimum expenditure contractual commitments of $35.4 million to secure the use of drilling rigs.

At September 30, 2010, we had firm sales contracts to deliver approximately 11.9 Bcf of natural gas over the next 13 months.  If this gas is not delivered, our financial commitment would be approximately $39.6 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

In connection with a gas gathering and processing agreement, we have commitments to deliver a minimum of 37.5 Bcf of gas over the next four years.  Certain wells whose production is counted toward that commitment also have individual commitments for gas deliveries.  If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $31.9 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.  We do not expect to make significant payments relative to these commitments.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate, these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.6 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.

All of the noted commitments were routine and were made in the normal course of our business.

11.       Property Sales and Acquisitions

During the first nine months of 2010 we had property acquisitions of $35.3 million, primarily for additional interests in our Anadarko Basin, Cana-Woodford shale play.

Various interests in oil and gas properties were sold during the first nine months of 2010 for $28 million, which was recorded as a reduction to oil and gas properties.  Most of these divestments were our

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Mississippi assets.

We intend to actively evaluate acquisitions and dispositions relative to our property holdings, particularly in our Cana-Woodford shale play.

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

Our full year exploration and development capital investment is projected to approximate $1 billion in 2010.  Due to lower commodity prices in 2009 we sharply reduced our capital investments.  In 2009, our investments in exploration, development and acquisition activities totaled $528 million.  At September 30, 2009 we had 12 operated rigs running.  At September 30, 2010 we had 25 operated rigs running.  Our 2010 drilling is primarily focused on our western Oklahoma, Cana-Woodford shale, our southeast New Mexico Permian Basin horizontal oil and our southeast Texas Gulf Coast Yegua programs.

Third quarter 2010 summary financial and operating results:

•                  Third quarter production volumes averaged 600.0 MMcfe/d, up from 441.5 MMcfe/d for third quarter 2009.

•                  Third quarter sales of oil, gas and NGLs increased 54% to $366.5 million from $238.3 million a year earlier.

•                  The average realized oil price increased 14% to $73.20 per barrel compared to $64.22 per barrel in 2009.

•                  The average realized gas price increased 18% to $4.48 per Mcf versus $3.80 per Mcf in 2009.

•                  The average realized NGL price decreased 15% to $31.73 per barrel compared to $37.53 per barrel in 2009.

•                  Cash flow from operating activities was $314.4 million, up from $271.3 million a year earlier.

•                  Net income of $128.2 million ($1.50 per diluted share) increased from net income of $38.7 million ($0.46 per diluted share) in 2009.

•                  Debt totaled $350.0 million at September 30, 2010, down from $392.8 million at year-end 2009.

•                  Third quarter 2010 drilling included 63 gross (36.4 net) wells, with 59 gross (33.5 net) completed as producers.  In the third quarter of 2009 we drilled 29 gross (21 net) wells with 93% completed as producers.  At September 30, 2010, 42 gross (22.1 net) wells were in the process of being completed or were awaiting completion.

Commodity Prices

While our revenues are a function of both production and prices, wide swings in prices have had the greatest impact on our results of operations.  The following table presents our average realized commodity prices for the third quarter and first nine months of 2010, versus the same periods of 2009.  The realized prices do not include settlements of our commodity contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gas Prices:
Average Henry Hub price ($/Mcf)	$4.38	$3.39	$4.59	$3.93
Average realized sales price ($/Mcf)	$4.48	$3.80	$5.15	$3.70

Oil Prices:
Average WTI Cushing price ($/Bbl)	$76.20	$68.33	$77.65	$57.01
Average realized sales price ($/Bbl)	$73.20	$64.22	$74.87	$51.26

NGL Prices:
Average realized sales price ($/Bbl)	$31.73	$37.53	$33.41	$33.05

On an energy equivalent basis, 63% of our 2010 aggregate production was natural gas.  A $0.10 per Mcf change in our average realized gas sales price would have resulted in approximately a $10.1 million change in our gas revenues.  Similarly, 37% of our production was crude oil and NGLs.  A $1.00 per barrel change in our average realized sales price would have resulted in approximately a $10.1 million change in our combined oil and NGL revenues.

Hedging

In addition to supply and demand, oil and gas prices are affected by seasonal, economic and geo-political factors that we can neither control nor predict.  From time to time we attempt to mitigate a portion of our price risk through the use of hedging transactions.

We had the following outstanding contracts as of September 30, 2010:

Natural Gas Contracts

					Weighted Average Price			Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	Swap	(000’s)
Oct 10 - Dec 10	Collar	100,000	MMBtu	PEPL	$5.00	$6.62	—	$12,340
Oct 10 - Dec 10	Swap	40,000	MMBtu	PEPL	—	—	$5.18	$5,550
Oct 10 - Dec 10	Collar	20,000	MMBtu	HSC	$5.00	$6.85	—	$2,078
Jan 11 - Dec 11	Swap	20,000	MMBtu	PEPL	—	—	$5.05	$6,746

Oil Contracts

					Weighted Average Price		Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	(000’s)
Oct 10 - Dec 10	Collar	10,000	Bbls	WTI	$60.03	$92.07	$(456)
Oct 10 - Dec 10	Put/Floor	1,000	Bbls	WTI	$60.00	$—	$8
Jan 11 - Dec 11	Collar	8,000	Bbls	WTI	$65.00	$105.81	$(612)

(1)     PEPL refers to Panhandle Eastern Pipe Line Company price and HSC refers to Houston Ship Channel price, both as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

In March 2009 we entered into derivative gas contracts covering the period April 2009 through December 2009.  During the second and third quarters of 2009 we entered into derivative contracts for a portion of our 2010 oil and gas production.  As of September 30, 2010, the remaining 2010 contracts cover approximately 37% of our anticipated remaining 2010 oil and gas production volumes.

For 2011, management has been authorized to hedge up to 50% of our anticipated equivalent oil and gas production.  Through the first nine months of 2010 we have entered into oil and gas contracts relative to our 2011 production as noted in the above table.  Subsequent to September 30, 2010 we entered into additional oil collars, bringing our total 2011 oil contracts to 12,000 barrels per day.  The combined 2011 gas and oil contract volumes equate to approximately 15% of our actual third quarter equivalent oil and gas production.

Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our current hedging positions.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2010 vs. September 30, 2009

Net income for the third quarter of 2010 was $128.2 million, or $1.50 per diluted share.  This compares to $38.7 million or $0.46 per diluted share for the same period in 2009.  The increase in net income is mainly due to increased production and the improvement of realized commodity prices in the third quarter of 2010 compared to 2009.  For the nine months ended September 30, 2010, net income was $457.2 million, or $5.33 per diluted share.  In 2009 we recognized a net loss of $416.6 million, or $5.10 per share.  The increase in net income is primarily driven by the improvement of realized commodity prices and increased production in the first nine months of 2010 compared to 2009.  In addition, in the first quarter of 2009 we recorded a non-cash full cost ceiling write-down, which was the main reason for the net loss in 2009.  These changes are discussed further in the analysis that follows.

Commodity Sales			Percent Change Between	Price/Volume Analysis
(In thousands or as indicated)	2010	2009	2010/2009	Price	Volume	Variance
For the Three Months Ended September 30,
Gas sales	$145,396	$107,275	36%	$22,050	$16,071	$38,121
Oil sales	177,834	128,957	38%	21,812	27,065	48,877
NGL Sales	43,331	2,116	1948%	(7,923)	49,138	41,215
	$366,561	$238,348		$35,939	$92,274	$128,213

For the Nine Months Ended September 30,
Gas sales	$522,408	$324,438	61%	$147,023	$50,947	$197,970
Oil sales	550,058	319,144	72%	173,463	57,451	230,914
NGL Sales	91,391	5,363	1604%	985	85,043	86,028
	$1,163,857	$648,945		$321,471	$193,441	$514,912

	For the Three Months Ended September 30,		Percent Change Between	For the Nine Months Ended September30,		Percent Change Between
	2010	2009	2010/2009	2010	2009	2010/2009
Total gas volume – MMcf	32,427	28,229	15%	101,395	87,605	16%
Gas volume - MMcf per day	352.5	306.8		371.4	320.9
Average gas price - per Mcf	$4.48	$3.80	18%	$5.15	$3.70	39%

Total oil volume - thousand barrels	2,429	2,008	21%	7,347	6,226	18%
Oil volume - barrels per day	26,407	21,826		26,912	22,806
Average oil price - per barrel	$73.20	$64.22	14%	74.87	$51.26	46%

Total NGL volume—thousand barrels	1,366	56	2339%	2,736	162	1589%
NGL volume—barrels per day	14,843	613		10,021	594
Average NGL price—per barrel	$31.73	$37.53	(15)%	$33.41	$33.05	1%

Commodity sales for the third quarter of 2010 totaled $366.5 million, compared to $238.3 million in 2009.  The increase of $128.2 million between the two periods resulted from higher production volumes, which had a positive impact of $92.3 million.  In addition, higher commodity prices during the current quarter contributed an increase of $35.9 million, compared to the prior year.

For the first nine months of 2010 commodity sales totaled $1.2 billion.  For the same period in 2009, commodity sales were $648.9 million.  The $514.9 million increase resulted from higher commodity prices ($321.5 million) and higher production volumes ($193.4 million).

In the third quarter of 2010 our gas production averaged 352.5 MMcf per day, compared to 306.8 MMcf per day in 2009.  This 15% increase resulted in $16.1 million of incremental revenues for the quarter.  During the first nine months of 2010 our daily gas production averaged 371.4 MMcf per day, or a 16% increase over the 2009 average of 320.9 MMcf per day.  This increase contributed an additional $50.9 million of revenue to the first nine months of 2010.

Our oil production during the third quarter of 2010 averaged 26.4 thousand barrels per day.  For the same period of 2009 our average daily oil production was 21.8 thousand barrels per day.  The 21% increase in oil production for the quarter contributed an additional $27.1 million of sales revenue.  During the first nine months of 2010 we averaged 26.9 thousand barrels per day, up from 22.8 thousand barrels per day in 2009, an 18% increase, which added $57.5 million of revenue.

Our third quarter 2010 NGL volumes totaled 14.8 thousand barrels per day compared to 613 barrels per day in 2009.  This change contributed $49.1 million of revenue.  NGL production for the first nine months of 2010 averaged 10 thousand barrels a day, compared to 594 barrels a day in 2009.  This increase provided $85 million of revenue.  NGL production volumes are recorded based on where title transfer occurs.  Ongoing contract amendments have contributed to a higher level of NGL sales in 2010.  In prior years these volumes were reported as gas sales.

Increases in our 2010 production volumes primarily reflect positive drilling results in our western Oklahoma Cana-Woodford shale play, our Permian Basin oil programs and our Yegua/Cook Mountain play in southeast Texas.

In the third quarter of 2010 we realized an average gas price of $4.48 per Mcf, or an increase of 18% compared to the average price received of $3.80 per Mcf for the third quarter of 2009.  Our average realized gas price for the first nine months of 2010 of $5.15 per Mcf was 39% higher than the 2009 average realized price of $3.70.  These price increases resulted in increased gas sales revenues of $22.1 million for the third quarter of 2010 and $147 million for the first nine months of 2010.

We realized an average oil price of $73.20 per barrel for the third quarter of 2010 versus $64.22 for the same period of 2009.  This 14% increase resulted in additional oil sales revenue of $21.8 million.  For the first nine months of 2010 we realized an average oil price of $74.87 per barrel, which was 46% higher than the average price of $51.26 we received for the same period in 2009.  This increase contributed an additional $173.5 million of oil sales revenue for the nine months ended September 30, 2010.

Our average realized price for NGL’s in the third quarter of 2010 was $31.73 per barrel.  This price was 15% lower than the $37.53 average price received in the third quarter of 2009, and accounted for a decrease in NGL revenue of $7.9 million.  In the first nine months of 2010 the average NGL price we received was $33.41, up from $33.05 for the same period of 2009.  The 1% price increase for 2010 raised NGL sales by $985 thousand for the first nine months of 2010.

Changes in realized commodity prices were the result of overall market conditions.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Gas Gathering, Processing, Marketing and Other:
(In Thousands)
Gas gathering, processing and other revenues	$11,570	$10,732	$41,022	$31,165
Gas gathering and processing costs	(4,577)	(4,830)	(17,182)	(14,347)
Gas gathering, processing and other margin	$6,993	$5,902	$23,840	$16,818

Gas marketing revenues, net of related costs	$452	$54	$775	$888

We sometimes transport, process and market third-party gas that is associated with our gas.  In the third quarter of 2010, third-party gas gathering, processing and other contributed $7 million of pre-tax operating margin (revenues less direct expenses) versus $5.9 million in 2009.  For the nine months ended September 30, 2010 and 2009, such revenues less direct expenses totaled $23.8 million and $16.8 million, respectively.  Our gas marketing margin (revenues less purchases) was $452 thousand in the third quarter of 2010 compared to $54 thousand in the third quarter of 2009.  For the first nine months of 2010 our gas marketing margin decreased to $775 thousand from $888 thousand in the 2009 period.  Changes in net margins from gas gathering, processing, marketing and other activities are the direct result of volumetric changes and overall market conditions.

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
	2010	2009	2010/2009	2010	2009	2010/2009
Operating costs and expenses:
(In thousands)
Impairment of oil and gas properties	$—	$—	$—	$—	$791,137	$(791,137)
Depreciation, depletion and amortization	78,705	59,240	19,465	221,561	205,791	15,770
Asset retirement obligation	1,201	4,024	(2,823)	5,486	8,665	(3,179)
Production	52,010	42,682	9,328	139,349	139,127	222
Transportation	13,084	8,760	4,324	35,076	25,233	9,843
Taxes other than income	28,094	19,728	8,366	88,862	50,525	38,337
General and administrative	11,274	12,522	(1,248)	36,136	29,803	6,333
Stock compensation	3,241	2,477	764	9,012	6,831	2,181
(Gain) loss on derivative instruments, net	(15,028)	17,357	(32,385)	(70,914)	17,613	(88,527)
Other operating, net	2,291	2,911	(620)	2,321	19,094	(16,773)
	$174,872	$169,701	$5,171	$466,889	$1,293,819	$(826,930)

Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased to $174.9 million in the third quarter of 2010 compared to $169.7 million in the third quarter of 2009.

For the first nine months of 2010, total operating costs and expenses decreased $826.9 million to $466.9 million down from $1.3 billion in 2009.  The largest component of the decrease is the non-cash impairment of oil and gas properties of $791 million recorded in the first quarter of 2009.  The impairment resulted from a ceiling test write-down as a result of declines in natural gas prices during the first quarter of 2009.  (See Note 1 to the Consolidated Financial Statements where the full cost method of accounting is discussed in detail.)  Excluding the $791.1 million impairment, operating costs and expenses for the 2009 nine month period were $502.7 million, or $35.8 million more than the $466.9 million for the first nine months of 2010.

DD&A increased from $59.2 million in the third quarter of 2009 to $78.7 million for the same period of 2010.  On a unit of production basis, third quarter DD&A was $1.43 per Mcfe in 2010 compared to $1.46 per Mcfe for 2009.  For the first nine months of 2010 DD&A was $221.6 million, compared to $205.8 million in 2009.  On a unit of production basis, the nine month rate for 2010 was $1.37 per Mcfe, down from $1.63 per Mcfe for the 2009 period.  The decreases in expense resulting from decreases in the DD&A rates were offset by increased expense related to higher production volumes for the 2010 periods.

Our production costs consist of workover expense and lease operating expense.  Aggregate costs for the third quarter of 2010 were $52.0 million, up $9.3 million compared to $42.7 million for the third quarter of 2009.  Our cost per Mcfe for the same periods decreased $0.11 from $1.05 in the third quarter of 2009 to $0.94 per Mcfe in 2010.  Approximately half of the aggregate increase relates to increased operating expense.  Subsequent to the third quarter of 2009 we have experienced decreased operating expense from divestitures of non-core producing properties.  These decreases have been offset by increased operating expense related to new wells we’ve drilled.  The remainder of the increase reflects increased workover activity in the third quarter of 2010.  The decrease in our cost per Mcfe for 2010 is primarily due to our continued focus on efficiencies in production operations.

Aggregate production costs for the first nine months of 2010 compared to those of 2009 remained relatively flat.  Our operating expense was slightly lower in 2010 compared to 2009.  The decrease was the net effect of decreased operating expense from property divestitures offset by increased expense related to newly drilled wells.  The lower operating expense in the first nine months of 2010 was offset by higher workover expense in the same period.  As a result of our continued focus on efficiencies in production operations, our average cost per Mcfe for the first nine months of 2010 was $0.86 per Mcfe, a decrease of $0.24, compared to $1.10 per Mcfe for the same period of 2009.

Transportation costs rose to $13.1 million ($0.24 per Mcfe) in the third quarter of 2010 from $8.8 million ($0.22 per Mcfe) in 2009.  For the first nine months of 2010 transportation costs were $35.1 million ($0.22 per Mcfe) versus $25.2 million ($0.20 per Mcfe) for 2009.  Transportation costs will fluctuate based on increases or decreases in sales volumes and fluctuation in the price of the fuel cost component.  Also, in the first nine months of 2010 we recorded $1.4 million of well connection reimbursement costs.  These costs resulted from a failure to meet minimum volume delivery commitments entered into in prior years.

Taxes other than income increased $8.4 million from $19.7 million in the third quarter of 2009 to $28.1 million for the third quarter of 2010.  For the nine months ended September 30, 2010, taxes other than income were $88.8 million, up $38.3 million compared to $50.5 million for the 2009 period.  The increased taxes between periods resulted from increases in production volumes and from higher realized commodity prices in the 2010 periods.

For the third quarter of 2010 our general and administrative (G&A) expense was $11.3 million, down $1.2 million compared to expense of $12.5 million for the same period of 2009.  The 2010 decrease is mainly the result of lower employee benefit accruals for the quarter.  For the first nine months of 2010 G&A expense was $36.1 million compared, to $29.8 million for the same period of 2009.  The $6.3 million increase reflects higher accruals related to bonus and profit sharing expenses in the 2010 period.  Charitable contributions were also higher in the first nine months of 2010, compared to 2009.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards.  Stock compensation expense in the third quarter of 2010 was $3.2 million, up from $2.5 million in the third quarter of 2009.  For the first nine months of 2010, stock compensation expense rose $2.2 million to $9 million, compared to $6.8 million for the same period of 2009.  Expense associated with stock compensation will fluctuate based on the grant date market value of the award and the number of awards granted.  (See Note 4 to the Consolidated Financial Statements for a detailed discussion regarding our stock-based compensation).

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

The following table reflects the net realized and unrealized (gains) and losses on our derivative instruments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Realized (gain) loss on settlement of derivative instruments	$(14,147)	$(176)	$(31,258)	$(3,544)
Unrealized (gain) loss from changes to the fair value of the derivative instruments	(881)	17,533	(39,656)	21,157
(Gain) loss on derivative instruments, net	$(15,028)	$17,357	$(70,914)	$17,613

Other operating, net expense consists of costs related to various legal matters most of which pertain to litigation and contract settlements and title and royalty issues.  For the third quarter of 2010 these costs were $2.3 million compared to $2.9 million for 2009.  Other operating, net decreased from $19.1 million for the first nine months of 2009 to $2.3 million for the same period of 2010.  The decreases resulted primarily from higher litigation accruals and contract settlements in 2009, and favorable resolution of previously accrued items in 2010.

Other Income and Expense

Interest expense for the third quarter of 2010 was $9.1 million compared to $10.6 million for 2009.  The decrease of $1.5 million is primarily due to lower interest expense for bank debt.  During the third quarter of 2010 we did not have any bank debt outstanding.  During the third quarter of 2009 our average bank debt outstanding was $296 million.

For the first nine months of 2010 our interest expense was $27.6 million versus $30.1 million for the same period of 2009.  The $2.5 million decrease resulted from lower average bank debt outstanding during 2010 compared to 2009.  During the first nine months of 2009 our average bank debt outstanding was $326 million.  Our average bank debt outstanding during the first nine months of 2010 was $6 million.  The lower interest expense in 2010 was partially offset by additional expense for deferred financing costs associated with our credit facility, which we entered into in April of 2009.

During the third quarter of 2010, holders of our floating rate convertible senior notes elected to convert their notes for cash and shares of our common stock.  We recorded a gain of $3.8 million on the early extinguishment of the notes.  (See Note 6 to the Consolidated Financial Statements for a complete discussion of our convertible notes).

Components of other, net consist of miscellaneous income and expense items that will vary from period to period, including income and loss from equity investees, gain or loss on the sale or value of oil and gas well equipment and interest income.  For the third quarter of 2010 other, net was $2.7 million of income compared to $3.7 million of expense in the third quarter of 2009.  The $6.4 million increase was mostly due to miscellaneous asset sales.  In the third quarter of 2009 we sold certain assets for a net loss of $2.4 million.  In the third quarter of 2010 assets were sold for a net gain of $5.4 million.

During the first nine months of 2010 other, net was $2.8 million of income versus $11.6 million of expense for the same period of 2009.  A portion of the $14.4 million increase is a result of the asset sales described above, during the third quarter of each year.  The remainder is primarily a result of losses related to oil and gas well equipment.  In 2009, the value of drill pipe decreased due to the significant slowing of drilling activity across the industry.

Income Tax

In the third quarter of 2010 we recognized $75.6 million of income tax expense, which includes $12.8 million of current tax benefit.  In the third quarter of 2009 income tax expense was $26.8 million, of which $13.3 million was current.  The combined Federal and state effective income tax rates were 37.1% and 40.9% for the third quarters of 2010 and 2009, respectively.  For the first nine months of 2010 we recognized net income tax expense of $265.3 million (of which $51.6 million is current).  For the same period of 2009 we recorded an income tax benefit of $236.1 million (including a current tax benefit of $15.5 million).  The combined Federal and state effective income tax rates for the first nine months of 2010 and 2009 were 36.7% and 36.2%, respectively.  Our effective tax rates differ from the statutory rate of 35% due to state income taxes, non-deductible expenses and special deductions.

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

Historically our exploration and development expenditures have generally been funded by cash flow provided by operating activities (“operating cash flow”).  During 2010 we have continued to fund our exploration and development expenditures primarily with operating cash flow.  We also intend to continue to use debt sparingly and hedge a portion of our production, to protect our operating cash flow for reinvestment.

From time to time we consider attractive acquisition opportunities.  However, the timing and size of acquisitions are unpredictable.  To ready ourselves for potential acquisitions and further declines in commodity prices, we have a three-year senior secured revolving credit facility.  The credit facility provides for bank commitments of $800 million with a borrowing base of $1 billion.

At September 30, 2010, our total debt outstanding was $350 million, all of which was long term.  Our debt to total capitalization ratio was 12%.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt of $350 million divided by long-term debt of $350 million plus stockholders’ equity of $2.502 billion.  Management believes that this non-GAAP measure is useful information for investors because it is a common statistic referred to by the investment community, used to identify the amount of our leverage and to help analyze our risk exposure relative to other companies in the oil and gas exploration and production industry.

We believe that our operating cash flow and other capital resources will be adequate to continue to meet our needs for our planned capital expenditures, working capital, debt servicing and dividend payments for 2010 and beyond.

Analysis of Cash Flow Changes

Cash flow provided by operating activities for the first nine months of 2010 was $886.7 million, compared to $465.6 million for the same period of 2009.  The $421.1 million increase in 2010 resulted primarily from higher revenues attributable to higher commodity prices and production volumes.

Cash flow used in investing activities for the first nine months of 2010 was $696.8 million, compared to $369.4 million for 2009.  Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions and property sales.  The $327.4 million increase from third quarter 2009 to 2010 was due mainly to increased cash expenditures related to property acquisitions and increased exploration and development activity in 2010.  See the discussion below for further information regarding our capital expenditures.

Net cash flow used for financing activities in the first nine months of 2010 was $44.3 million versus $94.5 million for the same period of 2009.  In 2010 we had net reductions in debt of $44.5 million, while in 2009 we had net debt reductions of $64.0 million.  In addition, in 2009 we incurred $18 million of financing costs related to our new revolving credit facility.  In the first nine months of 2010 we had $18.9 million of net proceeds related to the issuance of common stock.  For the same period of 2009 this amount was $2.6 million.

Reconciliation of Cash Flow from Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by operating activities	$314,408	$271,300	$886,668	$465,646
Change in operating assets and liabilities	(17,628)	(89,620)	(16,787)	6,788
Cash flow from operations	$296,780	$181,680	$869,881	$472,434

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

Capital Expenditures

The following table sets forth certain historical information regarding capitalized expenditures for our oil and gas acquisition and exploration and development activities (in thousands):

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisitions:
Proved	$19	$350	$13,805	$474
Unproved*	978	(10,315)	21,497	(10,315)
	997	(9,965)	35,302	(9,841)
Exploration and development:
Land and seismic	49,368	7,036	112,076	34,072
Exploration and development	246,501	119,144	613,387	332,844
	295,869	126,180	725,463	366,916

Sales proceeds:
Proved*	807	(9,877)	(24,054)	(25,271)
Unproved	—	—	(3,917)	(3,034)
	807	(9,877)	(27,971)	(28,305)
	$297,673	$106,338	$732,794	$328,770

*                 The negative amount in the 2009 unproved acquisitions reflects purchase price adjustments related to an acreage acquisition in fourth quarter 2008.  The positive amount in the 2010 proved sales proceeds reflects purchase price adjustments related to a disposition in the second quarter of 2010.

Capital expenditures in the table above are presented on an accrual basis.  Additions to property and equipment in the Condensed Consolidated Statements of Cash Flows reflect capital expenditures on a cash basis, when payments are made.

Our exploration and development expenditures increased 98% in the first nine months of 2010 compared to the same period of 2009.  Due to significantly lower commodity prices in 2009, we sharply reduced our development and exploration activities.  At September 30, 2009 we had 12 operated rigs running.  At September 30, 2010 we had 25 operated rigs running.

In the first nine months of 2010 we drilled and completed 152 gross (91.9 net) wells, with 143 gross (85.7 net) completed as producers.  At September 30, 2010 we also had 42 gross (22.1 net) wells that were in the process of being completed or were awaiting completion.  During the same period of 2009 we drilled and completed 94 gross (56 net) wells, completing 94% as producers.

Our full year exploration and development program for 2010 is expected to approximate $1 billion.  Although our capital budget is set at a level that we believe corresponds with our anticipated cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match.  We may borrow and repay funds under our credit arrangement throughout the year.  For example, our planned capital expenditures are front-end loaded and we may outspend cash flows for a period of time.  If we start to see a significant change in commodity prices from our current forecasts, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

During the first nine months of 2010 we had property acquisitions of $35.3 million, primarily for additional interests in our Anadarko Basin, Cana-Woodford shale play.  We also had land and seismic purchases of $112.1 million, of which 69% was in the Permian Basin.  We intend to continue to actively evaluate acquisitions and dispositions relative to our property holdings, particularly in our Cana-Woodford shale play.

We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we are reimbursed by them for 42.5% of the costs.  Through September 30, 2010 our cumulative investment in this project is approximately $98 million, of which $80 million is included in our fixed assets.  At present we expect to initiate gas sales from this project in 2011.

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

Financial Condition

During the first nine months of 2010 our total assets increased by $705 million to $4.1 billion, up from $3.4 billion at December 31, 2009.  Our current assets contributed $160 million to the total increase.  The increase in current assets resulted from increases in our cash and cash equivalents, increases in the carrying value of our derivative instruments and increases in certain other current assets.  These increases were partially offset by decreases in our oil and gas well equipment and supplies and in deferred income taxes.  In addition, our net oil and gas assets increased during the first nine months of 2010 by $528 million.

Our liability for deferred income taxes increased over the first nine months of the year by $183 million.  As of September 30, 2010, stockholders’ equity totaled $2.5 billion, up from $2.0 billion at December 31, 2009.  These increases were primarily the result of our net income for the first nine months of 2010.

Dividends

On February 25, 2010 the Board of Directors increased our regular cash dividend on our common stock from $0.06 to $0.08 per common share.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Common Stock Repurchase Program

In December 2005, the Board of Directors authorized the repurchase of up to four million shares of common stock.  During 2007 we repurchased a total of 1,114,200 shares at an average purchase price of $37.93.  Cumulative purchases through December 31, 2007 total 1,364,300 shares at an average price of $39.05.  There were no shares repurchased in the first nine months of 2010, or since the quarter ended September 30, 2007.

Working Capital

Working capital increased $55.1 million from year-end 2009 to $73.6 million at September 30, 2010.  Working capital increased primarily because of the following:

•                  Cash and cash equivalents increased by $145.6 million primarily due to increases in commodity prices and production volumes.

•                  The aggregate fair value of our derivative instruments increased by $38.0 million.

•                  Other current assets increased by $46.5 million due to increases in prepaid expenses.

These working capital increases were partially offset by:

•                  Oil and gas well equipment and supplies, which decreased $45.2 million as supplies were used for drilling activities.

•                  Our deferred tax asset decreased by $15.8 million.

•                  Accounts payable increased by $22.4 million due to increased well counts and drilling activity.

•                  Accrued liabilities related to our drilling activity increased by $62.5 million.

•                  Accrued other liabilities increased by $25.2 million, mainly due to increased advances.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  The collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Financing

Debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Bank debt	$—	$25,000
7.125% Notes due 2017	350,000	350,000
Floating rate convertible notes due 2023 (face value $19,450)	—	17,793
Total long-term debt	$350,000	$392,793

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

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves, and is subject to potential special and regular semi-annual redeterminations.  The borrowing base of $1 billion and bank commitments of $800 million were reaffirmed in October 2010.

The credit facility contains covenants and restrictive provisions which may limit our ability to incur additional indebtedness, make investments or loans and create liens.  The credit agreement requires us to maintain a current ratio (defined to include undrawn borrowings) greater than 1 to 1 and a leverage ratio not to exceed 3.5 to 1.  As of September 30, 2010, we were in compliance with all of the financial and non-financial covenants.

At Cimarex’s option, borrowings under the credit facility may bear interest at either (a) a London Interbank Offered Rate (“LIBOR”) plus 2% to 3%, based on borrowing base usage, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted LIBOR, in each case plus an additional 1.125% to 2.125% based on borrowing base usage.

At September 30, 2010, there were no outstanding borrowings under the credit facility.  We had letters of credit outstanding of $7.5 million leaving an unused borrowing availability of $792.5 million.

7.125% Notes due 2017

In May 2007, we issued $350 million of 7.125% senior unsecured notes that mature May 1, 2017 at par.  Interest on the notes is payable May 1 and November 1 of each year.  The notes are governed by an indenture containing covenants that could limit our ability to incur additional indebtedness; pay dividends or repurchase our common stock; make investments and other restricted payments; incur liens; enter into sale/leaseback transactions; engage in transactions with affiliates; sell assets; and consolidate, merge or transfer assets.

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

Floating rate convertible notes due 2023

The floating rate convertible senior notes were set to mature on December 15, 2023.  The notes were senior unsecured obligations and the interest was at the three month LIBOR, reset quarterly.

On July 1, 2010, all remaining holders elected to convert their notes for cash and shares.  In July 2010 the holders received $20.5 million (principal of $19.5 million and $1.0 million for fractional shares) and 408,450 shares of common stock.  We recorded a gain of $3.8 million on the settlement of the notes.

The debt and equity components of the instruments we’re accounted for separately.  The value assigned to the debt component was the estimated value of similar debt without a conversion feature as of the issuance date, with the remaining proceeds allocated to the equity component and recorded as additional paid-in capital.  The debt component was recorded at a discount and was subsequently accreted, thereby reflecting an overall market rate of interest in the income statement.  The effective interest rate for the quarters ended September 30, 2010 and 2009 was 0.3% and 1.5%, respectively.  The effective interest rate for the nine months ended September 30, 2010 and 2009 was 0.9% and 2.3%, respectively.

Contractual Obligations and Material Commitments

At September 30, 2010, we had contractual obligations and material commitments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(In thousands)
Contractual obligations:
Debt(1)	$350,000	$—	$—		$—		$350,000
Fixed-Rate interest payments(1)	174,563	24,938	49,875		49,875		49,875
Operating leases	18,714	5,753	9,819		3,142		—
Drilling commitments(2)	139,346	121,407	17,939		—		—
Gas processing facility(3)	88,373	54,193	9,484		24,696		—
Asset retirement obligation	142,419	25,763	—	(4)	—	(4)	—	(4)
Other liabilities(5)	61,185	13,079	26,021		12,031		10,054

(1)          See item 3:  Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)          We have drilling commitments of approximately $103.9 million consisting of obligations to complete drilling wells in progress at September 30, 2010.  We also have minimum expenditure contractual commitments of $35.4 million to secure the use of drilling rigs.

(3)          We have a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant.  At September 30, 2010, we had commitments of $119 million relating to construction of the gas processing plant of which $88.4 million is subject to construction contracts.  The total cost of the project will approximate $351 million.  Pursuant to the terms of our operating agreement with our partners in this project, we will be reimbursed by them for 42.5% of the costs.  The gas processing plant is subject to a delivery commitment agreement over a 20 year period, commencing December, 2011.  If no deliveries were made, the maximum amount that would be payable under the agreement would be approximately $43 million.

(4)          We have excluded the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

(5)          Other liabilities include the fair value of our liabilities associated with our derivative contracts, benefit obligations and other miscellaneous commitments.

At September 30, 2010, we had firm sales contracts to deliver approximately 11.9 Bcf of natural gas over the next 13 months.  If this gas is not delivered, our financial commitment would be approximately $39.6 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our reserves and current production levels.

In connection with a gas gathering and processing agreement, we have commitments to deliver a minimum of 37.5 Bcf of gas over the next four years.  Certain wells whose production is counted toward that commitment also have individual commitments for gas deliveries.  If no gas was delivered, the maximum amount that would be payable under these commitments would be approximately $31.9 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.  We do not expect to make significant payments relative to these commitments.

We have other various delivery commitments in the normal course of business, none of which are individually material.  In aggregate, these commitments have a maximum amount that would be payable, if no gas is delivered, of approximately $2.6 million, some of which would be reimbursed by working interest owners who are selling with us under our marketing agreements.

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

2010 Outlook

Our full year exploration and development expenditures program for 2010 is projected to approximate $1 billion, which we expect to be less than 2010 cash flow.  Though there are a variety of factors that could curtail, delay or even cancel some of our planned operations, we believe our projected program is likely to occur.  The majority of projects are in hand, drilling rigs are being scheduled, and the historical results of our drilling efforts warrant pursuit of the projects.  It is also possible that we may increase our level of planned capital investment if our commodity prices exceed our current expectation or if attractive new opportunities arise.  Our 2010 drilling is primarily directed towards our western Oklahoma, Cana-Woodford shale, southeast New Mexico Permian Basin horizontal oil and southeast Texas Gulf Coast Yegua programs.

Production estimates for 2010 range from 590 to 597 MMcfe per day.  Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized.  During 2009, our realized prices averaged $4.12 per Mcf of gas, $56.63 per barrel of oil, and $37.11 per barrel of NGL.  Prices can be very volatile.  The possibility of 2010 realized prices being different than they were in 2009 is high.

Certain expenses for 2010 on a per Mcfe basis are currently estimated as follows:

	2010
Production expense	$0.90	–	$1.10
Transportation expense	0.19	–	0.24
DD&A and Asset retirement obligation	1.35	–	1.55
General and Administrative	0.22	–	0.28
Production taxes (% of oil and gas revenue)	7.50%	–	8.50%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, derivatives, contingencies and asset retirement obligations to be critical policies and estimates.  These critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K/A-1.

Recent Accounting Developments

There have been no significant accounting standards applicable to Cimarex issued during the quarter ended September 30, 2010.

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

We periodically hedge a portion of our price risk associated with our future oil and gas production.

The following table details the contracts we have in place as of September 30, 2010:

Natural Gas Contracts

					Weighted Average Price			Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	Swap	(000’s)
Oct 10 - Dec 10	Collar	100,000	MMBtu	PEPL	$5.00	$6.62	—	$12,340
Oct 10 - Dec 10	Swap	40,000	MMBtu	PEPL	—	—	$5.18	$5,550
Oct 10 - Dec 10	Collar	20,000	MMBtu	HSC	$5.00	$6.85	—	$2,078
Jan 11 - Dec 11	Swap	20,000	MMBtu	PEPL	—	—	$5.05	$6,746

Oil Contracts

					Weighted Average Price		Fair Value
Period	Type	Volume/Day		Index(1)	Floor	Ceiling	(000’s)
Oct 10 - Dec 10	Collar	10,000	Bbls	WTI	$60.03	$92.07	$(456)
Oct 10 - Dec 10	Put/Floor	1,000	Bbls	WTI	$60.00	$—	$8
Jan 11 - Dec 11	Collar	8,000	Bbls	WTI	$65.00	$105.81	$(612)

(1)     PEPL refers to Panhandle Eastern Pipe Line Company price and HSC refers to Houston Ship Channel price, both as quoted in Platt’s Inside FERC on the first business day of each month.  WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  For the 2010 and 2011 gas contracts listed above, a hypothetical $0.10 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2010 of $2.2 million.  For the 2010 and 2011 oil contracts listed above, a hypothetical $1.00 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2010 of $3.9 million.

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

Interest Rate Risk

At September 30, 2010, our debt was our senior unsecured notes that bear interest at a fixed rate of 7.125% and will mature on May 1, 2017.

At September 30, 2010 we consider our interest rate exposure to be minimal because all of our long-term debt obligations were at fixed rates.  This assessment excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.  See Note 3 and Note 6 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2010 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101

The following materials from the Cimarex Energy Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited.  Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2010

CIMAREX ENERGY CO.

/s/Paul Korus
Paul Korus
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)