Form 10-K/A
period 2010-12-31
CIMAREX ENERGY CO
filed 2011-08-16
CIK 1168054

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 (this "Amendment") to our annual report on Form 10-K for the year ended December 31, 2010 to expand the disclosures related to the areas listed below. Our consolidated financial results have not changed from those presented in our original Form 10-K. For ease of reference, we are filing the annual report in its entirety with the following changes:

  •
  In Item 7 and in our footnotes we expanded our disclosure describing the full cost ceiling test. This disclosure is found in Item 7 under Critical Accounting Polices and Estimates—Full Cost Accounting, in the Summary of Significant Accounting Polices footnote under our discussion of oil and gas properties and in the Unaudited Supplemental Oil and Gas Disclosures footnote.

  •
  In the Summary of Significant Accounting Policies footnote under Revenue Recognition and in the Unaudited Supplemental Oil and Gas Disclosures footnote we expanded our NGL discussion to explain in more detail how we determine whether to record and separately disclose NGL volumes.

  •
  In our Commitments and Contingencies footnote under Litigation, we expanded our discussion about litigation accruals made in 2009 and 2010.

  •
  In the Unaudited Supplemental Oil and Gas Disclosures footnote we expanded our discussion of the effect in 2009 of adopting new rules related to reporting proved oil and gas reserves. Further, we expanded the narrative disclosure regarding the 2010 increase in proved reserves through extensions and discoveries to include the technologies employed in the estimation of our proved reserves.

        Except as identified above, no other items or disclosures in our Form 10-K have been amended. This Amendment does not reflect events occurring after February 25, 2011, the original filing date of our Form 10-K.

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

        Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. This test ensures that total capitalized costs for oil and gas properties (net of accumulated DD&A and deferred income taxes) do not exceed the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects. We currently do not have any unproven properties that are being amortized. For year-end 2009, new SEC rules were implemented for future net revenues which require revenue calculations to be based on the unweighted average first-day-of-the-month prices for the prior twelve months adjusted for designated cash flow hedges. In periods prior to 2009 we used prices in effect at year-end. Changes in proved reserve estimates (whether based upon quantity revisions or commodity prices) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. Any recorded impairment of oil and gas properties is not reversible at a later date.

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

        Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. This test ensures that total capitalized costs for oil and gas properties (net of accumulated DD&A and deferred income taxes) do not exceed the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects. We currently do not have any unproven properties that are being amortized. For year-end 2009, new Securities and Exchange Commission ("SEC") rules were implemented for future net revenues which require revenue calculations to be based on the unweighted average first-day-of-the-month prices for the prior twelve months adjusted for designated cash flow hedges. In periods prior to 2009 we used prices in effect at period end. Changes in proved reserve estimates (whether based upon quantity revisions or commodity prices) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. Any recorded impairment of oil and gas properties is not reversible at a later date.

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

Cimarex Energy Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Gas Imbalances

        We use the sales method of accounting for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold. Gas reserves are adjusted to the extent there are sufficient quantities of natural gas to make up an imbalance. In situations where there are insufficient reserves available to make-up an overproduced imbalance, then a liability is established. The natural gas imbalance liability at December 31, 2010 and 2009 was $4.0 million and $4.3 million, respectively. At December 31, 2010 and 2009, we were also in an under-produced position relative to certain other third parties.

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

        Our derivative contracts outstanding during 2008 were all related to natural gas and were designated as cash flow hedges. Accordingly, the realized gains or losses upon settlement of the 2008 contracts were reflected in gas revenue as an adjustment to the realized sales price. In 2008, unrealized gains and losses were recorded in accumulated other comprehensive income. At December 31, 2008, there were no remaining contracts outstanding.

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

Cimarex Energy Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued liabilities, other

        Included in Accrued liabilities, other at December 31, 2010 and 2009, respectively, are liabilities of approximately $31.3 million and $27.7 million representing the amount by which checks issued, but not yet presented to our banks for collection, exceeded balances in applicable bank accounts. Also included in accrued liabilities, other at December 31, 2010 and 2009, respectively, are accrued payroll related general and administrative of $44.8 million and $33.8 million, and the current portion of the Asset retirement obligation of $29.3 million and $19.5 million.

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

Natural Gas Contracts
				Weighted Average Price	Fair Value
Period	Type	Volume/Day	Index(1)	Swap	(000's)
Jan 11 - Dec 11	Swap	20,000 MMBtu	PEPL	$5.05	$5,731

Oil Contracts
				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(000's)
Jan 11 - Dec 11	Collar	12,000 Bbls	WTI	$65.00	$105.44	$(9,587)

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

Litigation

        In January 2009, the Tulsa County District Court issued a judgment totaling $119.6 million in the H.B. Krug, et al versus Helmerich & Payne, Inc. ("H&P") case. This lawsuit was originally filed in 1998 and addressed H&P's conduct pertaining to a 1989 take-or-pay settlement, along with potential drainage issues and other related matters. Only $6.9 million of the judgment pertained to damages, with the remainder being disgorgement of H&P's estimated potential compounded profit since 1989 resulting from the noted damages. Pursuant to the 2002 spin-off transaction to shareholders of H&P by which Cimarex became a publicly-traded entity, Cimarex assumed the assets and liabilities of H&P's exploration and production business. In 2008 we had accrued litigation expense of $119.6 million for this lawsuit. During 2009 and 2010, we have accrued an additional $9.4 million and $8.9 million, respectively, for associated post-judgment interest and fees that have accrued during the appeal of the District Court's judgments. Cimarex cannot determine when the appeal process will be completed, and post-judgment interest and fees will continue to accrue until the appeal process is finalized or a settlement is reached. Should the appellate courts affirm the District Court's judgment in its entirety, the original judgment of $119.6 million, plus all subsequent post-judgment interest and fee amounts accrued will become payable.

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

Cimarex Energy Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. UNAUDITED SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

        Oil and Gas Reserve Information—Effective December 31, 2009, the SEC and the FASB adopted amendments to required oil and gas reporting disclosures. The amendments were designed to modernize disclosure requirements and to align them with current practices and changes in technology. The revised rules require reserve calculations to be based on the unweighted average first-day-of-the-month prices for the prior 12 months. In prior years, proved reserves were based on prices in effect at period end. The current rules permit the use of additional technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about recoverable volumes. Companies may also disclose their probable and possible reserves to investors. We have chosen to not make disclosures of unproved reserves in our SEC filings. The effect of our adoption of the new rules was minimal, apart from the change to using the 12-month average pricing. Had year-end 2009 oil and gas prices been used, our December 31, 2009 total equivalent proved reserve volumes would have been approximately 5 to 6% greater than those calculated using average 2009 oil and gas prices. We also estimate that the Standardized Measure at year-end 2009 would have been approximately 60% greater if prices in effect at year-end 2009 had been used instead of average 2009 prices.

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

        During 2010, we added 411.7 Bcfe of proved reserves through extensions and discoveries, primarily as the result of wells drilled in our Cana-Woodford shale area in western Oklahoma, in the Permian Basin and in southeast Texas. The estimation of our proved reserves employs one or more of the following: production trend extrapolation, analogy, volumetric assessment and material balance analysis. Techniques including review of production and pressure histories, analysis of electric logs and fluid tests, and interpretations of geologic and geophysical data are also involved in this estimation process.

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

        Proved undeveloped ("PUD") reserves at December 31, 2010 totaled 424 Bcfe, approximately 50 percent of which was associated with a large development project in Sublette County, Wyoming where we are developing the deep Madison gas formation and constructing a gas processing plant. During 2010 we invested a total of $40 million in this project and our cumulative investment in this project is $110.5 million. We presently expect that we will initiate gas sales from this project in late 2011. During 2010, thirteen Bcfe of PUD reserves were converted to proved developed reserves. PUD reserves increased by 91 Bcfe during 2010 through new offset locations associated with extensions and discoveries (61 Bcfe) and positive net revisions to previous estimates (30 Bcfe). Most of these additions occurred in our western Oklahoma, Cana-Woodford shale play. We have no PUD reserves that have remained undeveloped for five years or more after initial disclosure. Also, we have no PUD reserves whose scheduled delay to initiation of development is beyond five years of initial booking.

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

        Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. This test ensures that total capitalized costs for oil and gas properties (net of accumulated DD&A and deferred income taxes) do not exceed the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects. We currently do not have any unproven properties that are being amortized. We calculate the projected income tax effect using the "year-by-year" method for purposes of the supplemental oil and gas disclosures and use the "short-cut" method for the ceiling test calculation. Application of these rules during periods of relatively low commodity prices, even if of short-term duration, may result in write-downs.

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
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the annual report on form 10-K for the year ended December 31, 2010, file no. 001-31446, and incorporated herein by reference).
23.1	Consent of KPMG LLP.*
23.2	Consent of DeGolyer and MacNaughton*
24.1
Power of Attorney of directors of the Registrant (filed as Exhibit 24.1 to the annual report on form 10-K for the year ended December 31, 2010, file no. 001-31446, and incorporated herein by reference).
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
99.1
Letter dated January 19, 2011 from DeGolyer and MacNaughton, independent petroleum engineering consulting firm, reporting the results of its audit of Cimarex reserves as of December 31, 2010 of certain selected properties (filed as Exhibit 99.1 to the annual report on form 10-K for the year ended December 31, 2010, file no. 001-31446, and incorporated herein by reference).
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

Date: August 16, 2011

CIMAREX ENERGY CO.
By:	/s/ PAUL KORUS Paul Korus Senior Vice President and Chief Financial Officer (Principal Financial Officer)