Form 10-Q
period 2012-09-30
CIMAREX ENERGY CO
filed 2012-11-02
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

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

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2012 was 86,540,753.

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

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Condensed Consolidated Balance Sheets

	September 30,
	2012	December 31,
	(Unaudited)	2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,411	$2,406
Receivables, net	335,011	359,409
Oil and gas well equipment and supplies	77,879	85,141
Deferred income taxes	2,126	2,723
Derivative instruments	416	—
Other current assets	6,715	8,216
Total current assets	427,558	457,895
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	11,116,783	9,933,517
Unproved properties and properties under development, not being amortized	661,626	607,219
	11,778,409	10,540,736
Less — accumulated depreciation, depletion and amortization	(6,767,943)	(6,414,528)
Net oil and gas properties	5,010,466	4,126,208
Fixed assets, net	134,776	118,215
Goodwill	691,432	691,432
Other assets, net	49,023	34,827
	$6,313,255	$5,428,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,988	$79,788
Accrued liabilities	434,966	385,651
Derivative instruments	—	245
Revenue payable	151,798	150,655
Total current liabilities	651,752	616,339
Long-term debt	830,000	405,000
Deferred income taxes	1,128,642	974,932
Other liabilities	324,914	301,693
Total liabilities	2,935,308	2,297,964
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 86,540,753 and 85,774,084 shares issued, respectively	865	858
Paid-in capital	1,931,583	1,908,506
Retained earnings	1,445,011	1,221,263
Accumulated other comprehensive income (loss)	488	(14)
	3,377,947	3,130,613
	$6,313,255	$5,428,577

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues:
Gas sales	$83,208	$138,631	$238,102	$410,331
Oil sales	263,315	211,928	759,609	675,239
NGL sales	50,860	69,169	154,160	200,428
Gas gathering, processing and other	10,054	13,762	31,940	40,823
Gas marketing, net	(525)	319	(741)	797
	406,912	433,809	1,183,070	1,327,618
Costs and expenses:
Depreciation, depletion and amortization	135,987	104,681	375,486	279,554
Asset retirement obligation	3,512	3,578	9,478	8,223
Production	62,699	62,333	192,818	181,558
Transportation	14,481	13,754	40,966	41,559
Gas gathering and processing	5,496	6,263	15,302	17,472
Taxes other than income	24,095	30,533	72,738	98,625
General and administrative	14,742	9,390	41,523	34,734
Stock compensation, net	8,301	4,595	17,519	13,962
(Gain) loss on derivative instruments, net	5,329	(7,120)	(661)	(11,353)
Other operating, net	2,236	2,379	7,295	8,095
	276,878	230,386	772,464	672,429

Operating income	130,034	203,423	410,606	655,189

Other (income) and expense:
Interest expense	13,223	9,279	35,570	27,599
Capitalized interest	(9,231)	(7,253)	(26,154)	(21,830)
Loss on early extinguishment of debt	—	—	16,214	—
Other, net	(6,159)	(3,604)	(18,714)	(7,226)

Income before income tax	132,201	205,001	403,690	656,646
Income tax expense	47,939	76,849	149,019	243,583
Net income	$84,262	$128,152	$254,671	$413,063

Earnings per share to common stockholders:
Basic
Distributed	$0.12	$0.10	$0.36	$0.30
Undistributed	0.85	1.39	2.58	4.51
	$0.97	$1.49	$2.94	$4.81

Diluted
Distributed	$0.12	$0.10	$0.36	$0.30
Undistributed	0.85	1.39	2.57	4.49
	$0.97	$1.49	$2.93	$4.79

Comprehensive income:
Net income	$84,262	$128,152	$254,671	$413,063
Other comprehensive income:
Change in fair value of investments, net of tax	238	(585)	502	(417)
Total comprehensive income	$84,500	$127,567	$255,173	$412,646

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$254,671	$413,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	375,486	279,554
Asset retirement obligation	9,478	8,223
Deferred income taxes	150,648	288,986
Stock compensation, net	17,519	13,962
Derivative instruments, net	(661)	(7,536)
Loss on early extinguishment of debt	16,214	—
Changes in non-current assets and liabilities	7,930	3,719
Other, net	3,354	4,816
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	24,398	(32,229)
Decrease in other current assets	8,763	30,736
Decrease in accounts payable and accrued liabilities	(31,652)	(31,771)
Net cash provided by operating activities	836,148	971,523
Cash flows from investing activities:
Oil and gas expenditures	(1,181,742)	(1,152,676)
Sales of oil and gas assets	12,167	104,163
Sales of other assets	550	111,837
Other expenditures	(42,913)	(70,050)
Net cash used by investing activities	(1,211,938)	(1,006,726)
Cash flows from financing activities:
Net increase in bank debt	25,000	—
Increase in other long-term debt	750,000	—
Decrease in other long-term debt	(363,595)	—
Financing costs incurred	(13,821)	(7,348)
Dividends paid	(29,199)	(23,998)
Issuance of common stock and other	10,410	9,583
Net cash provided by (used in) financing activities	378,795	(21,763)
Net change in cash and cash equivalents	3,005	(56,966)
Cash and cash equivalents at beginning of period	2,406	114,126
Cash and cash equivalents at end of period	$5,411	$57,160

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY GO.

Notes to Consolidated Financial Statements

September 30, 2012

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

At September 30, 2012 the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.  However, a decline of 4% or more in the value of the ceiling limitation would have resulted in an impairment.

If negative trends in pricing continue we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Use of Estimates

The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved oil and gas reserves, the use of these oil and gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations and estimates of future abandonment obligations used in recording asset retirement obligations, and the assessment of goodwill.  Estimates and judgments are also required in determining allowance for doubtful accounts, impairments of undeveloped properties and other assets, purchase price allocation, valuation of deferred tax assets, fair value measurements, and commitments and contingencies.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The components of our receivable accounts, accounts payable, and accrued liabilities are shown below (in thousands).

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	September 30, 2012	December 31, 2011
Receivables, net of allowance
Trade	$77,617	$58,519
Oil and gas sales	251,304	245,681
Gas gathering, processing, and marketing	5,543	7,565
Other	547	47,644
Receivables, net	$335,011	$359,409

Accounts payable
Trade	$53,159	$64,856
Gas gathering, processing, and marketing	11,829	14,932
Accounts payable	$64,988	$79,788

Accrued liabilities
Exploration and development	$201,592	$173,549
Taxes other than income	30,280	33,946
Other	203,094	178,156
Accrued liabilities	$434,966	$385,651

Recently Issued Accounting Standards

No significant accounting standards applicable to Cimarex have been issued during the quarter ended September 30, 2012.

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

The following table summarizes our outstanding oil contracts as of September 30, 2012.  We have not hedged any of our 2012 gas or NGL production.  We have no hedges in place beyond December 2012.  We have elected not to account for these derivatives as cash flow hedges.

Oil Contracts
				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(in thousands)
Oct 12 - Dec 12	Collar	14,000 Bbls	WTI	$80.00	$119.35	$416

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Our derivative contracts are carried at their fair value on our balance sheet.  We estimate the fair value using internal risk-adjusted discounted cash flow calculations.  Cash flows are based on published forward commodity price curves for the underlying commodity as of the date of the estimate.  For collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices, and contract terms.

The fair value of our derivative instruments in an asset position includes a measure of counterparty credit risk, and the fair value of instruments in a liability position includes a measure of our own nonperformance risk.  These credit risks are based on current published credit default swap rates.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price.  The following table presents the estimated fair value of our oil contracts as of September 30, 2012 and December 31, 2011 (in thousands).

Asset/Liability	Balance Sheet Location	September 30, 2012	December 31, 2011
Asset	Current assets — Derivative instruments	$416	$—
Liability	Current liabilities — Derivative instruments	$—	$245

Because we have elected not to account for our current derivative contracts as cash flow hedges, we recognize all realized settlements and unrealized changes in fair value in earnings.  Cash settlements of our derivative contracts are included in cash flows from operating activities in our statements of cash flows.

The following table summarizes the realized and unrealized gains and losses from settlements and changes in fair value of our derivative contracts as presented in our accompanying financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Settlements gains (losses):
Natural gas contracts	$—	$1,865	$—	$5,591
Oil contracts	—	(118)	—	(1,774)
Total settlements gains (losses)	—	1,747	—	3,817

Unrealized gains (losses) on fair value change:
Natural gas contracts	—	(316)	—	(3,221)
Oil contracts	(5,329)	5,689	661	10,757
Total unrealized gains (losses) on fair value change	(5,329)	5,373	661	7,536
Gain (loss) on derivative instruments, net	$(5,329)	$7,120	$661	$11,353

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

September 30, 2012

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

The following tables provide fair value measurement information for certain assets and liabilities as of September 30, 2012 and December 31, 2011 (in thousands).

September 30, 2012:	Carrying Amount	Fair Value

Financial Assets (Liabilities):
Bank debt	$(80,000)	$(80,000)
5.875% Notes due 2022	$(750,000)	$(793,125)
Derivative instruments	$416	$416

December 31, 2011:	Carrying Amount	Fair Value

Financial Assets (Liabilities):
Bank Debt	$(55,000)	$(55,000)
7.125% Notes due 2017	$(350,000)	$(366,772)
Derivative instruments	$(245)	$(245)

Assessing the significance of a particular input to the fair value measurement requires judgment, including the consideration of factors specific to the asset or liability.  The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above.

Debt

The fair value of our bank debt at September 30, 2012 and December 31, 2011 was estimated to approximate the carrying amount because the floating rate interest paid on such debt was set for periods of three months or less.

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

nature of these assets and liabilities.  At both September 30, 2012 and December 31, 2011, the aggregate allowance for doubtful accounts for trade, oil and gas sales, and gas gathering, processing, and marketing receivables was $6.4 million.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

4.              Capital Stock

A summary of our common stock activity for the nine months ended September 30, 2012 follows (in thousands):

Issued and outstanding as of December 31, 2011	85,774
Restricted shares issued under compensation plans, net of reacquired stock and cancellations	262
Option exercises, net of cancellations	505
Issued and outstanding as of September 30, 2012	86,541

Dividends

In September 2012, the Board of Directors declared a cash dividend of $0.12 per share on our common stock.  The dividend is payable on December 3, 2012 to stockholders of record on November 15, 2012.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

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

We have recognized non-cash stock-based compensation cost as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restricted stock and units	$10,769	$7,013	$24,319	$20,242
Stock options	692	551	2,117	2,731
	11,461	7,564	26,436	22,973
Less amounts capitalized to oil and gas properties	(3,160)	(2,969)	(8,917)	(9,011)
Compensation expense	$8,301	$4,595	$17,519	$13,962

Historical amounts may not be representative of future amounts as additional awards may be granted.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Restricted Stock and Units

The following tables provide information about restricted stock awards granted during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Performance-based stock awards	24,000	$48.24	—	$—
Service-based stock awards	238,100	$53.19	204,100	$85.32
Total restricted stock awards	262,100	$52.73	204,100	$85.32

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Performance-based stock awards	262,770	$43.22	363,758	$73.01
Service-based stock awards	294,198	$54.03	271,053	$91.11
Total restricted stock awards	556,968	$48.93	634,811	$80.74

Performance-based awards are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance.  After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  In accordance with Internal Revenue Code Section 162(m), certain of the amounts awarded may not be deductible for tax purposes.  The material terms of performance goals applicable to these awards were approved by stockholders in May 2010.  The other restricted shares granted in 2012 have service-based vesting schedules of three to five years.

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

The following table reflects the non-cash compensation cost related to our restricted stock and units (in thousands):

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Performance-based stock awards	$7,719	$4,116	$15,390	$12,185
Service-based stock awards	3,050	2,897	8,929	8,023
Restricted unit awards	—	—	—	34
	10,769	7,013	24,319	20,242
Less amounts capitalized to oil and gas properties	(2,912)	(2,696)	(8,081)	(7,405)
Restricted stock and units compensation expense	$7,857	$4,317	$16,238	$12,837

The 2012 compensation cost for the performance-based awards includes $3.9 million of accelerated compensation expense related to the death of our Chairman, F.H. Merelli.

Unamortized compensation cost related to unvested restricted shares at September 30, 2012 was $63 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

The following table provides information on restricted stock and unit activity as of September 30, 2012 and changes during the year:

	Restricted Stock	Restricted Units
Outstanding as of January 1, 2012	2,019,552	59,470
Vested	(582,172)	—
Converted to stock	—	(10,632)
Granted	556,968	—
Canceled	(134,813)	—
Outstanding as of September 30, 2012	1,859,535	48,838
Vested included in outstanding	N/A	48,838

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Stock Options

The following tables provide information about stock options granted in 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Granted to certain executive officers	—	$—	$—	90,000	$19.17	$55.96
Granted to other employees	152,800	$20.55	$51.92	91,300	$34.20	$86.01
	152,800			181,300

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Granted to certain executive officers	—	$—	$—	90,000	$19.17	$55.96
Granted to other employees	152,800	$20.55	$51.92	91,300	$34.20	$86.01
	152,800			181,300

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

Non-cash compensation cost related to our stock options is reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock option awards	$692	$551	$2,117	$2,731
Less amounts capitalized to oil and gas properties	(248)	(273)	(836)	(1,606)
Stock option compensation expense	$444	$278	$1,281	$1,125

As of September 30, 2012, there was $5.6 million of unrecognized compensation cost related to non-vested stock options.  We expect to recognize that cost pro rata over a weighted-average period of approximately 2.2 years.

Information about outstanding stock options is summarized below:

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2012	1,113,334	$37.94
Exercised	(505,057)	$20.61
Granted	152,800	$51.92
Canceled	(2,650)	$56.74
Forfeited	(13,106)	$61.19
Outstanding as of September 30, 2012	745,321	$52.07	5.8 Years	$8,074
Exercisable as of September 30, 2012	418,198	$45.64	5.3 Years	$6,759

The following table provides information regarding the options exercised (dollars in thousands):

	Nine Months Ended September 30,
	2012		2011
Number of options exercised	505,057		65,325
Cash received from option exercises	$10,410		$2,602
Tax benefit from option exercises included in paid-in-capital	$76	(1)	$1,298
Intrinsic value of options exercised	$20,232		$3,558

(1)         No tax benefit is recorded until the benefit reduces current taxes payable.  The amount shown relates to a prior period adjustment.

The following summary reflects the status of non-vested stock options as of September 30, 2012 and changes during the year:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Non-vested as of January 1, 2012	308,411	$23.37	$60.75
Granted	152,800	$20.55	$51.92
Vested	(120,982)	$20.38	$50.83
Forfeited	(13,106)	$24.47	$61.19
Non-vested as of September 30, 2012	327,123	$23.12	$60.28

6.              Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made, and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Oil and gas producing companies incur this liability, which includes costs related to the plugging of wells, the removal of facilities and equipment, and site restorations, upon acquiring or drilling a successful well.  Subsequent to initial measurement, the asset retirement liability is required to be accreted each period.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost. Capitalized costs are depleted as a component of the full cost pool.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2012 (in thousands):

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Asset retirement obligation at January 1, 2012	$183,361
Liabilities incurred	17,079
Liability settlements and disposals	(15,689)
Accretion expense	7,600
Revisions of estimated liabilities	14,490
Asset retirement obligation at September 30, 2012	206,841
Less current obligation	(52,579)
Long-term asset retirement obligation	$154,262

7.              Long-Term Debt

Debt at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Bank debt	$80,000	$55,000
7.125% Senior Notes due 2017	—	350,000
5.875% Senior Notes due 2022	750,000	—
Total long-term debt	$830,000	$405,000

Bank Debt

We have a five-year senior unsecured revolving credit facility (“Credit Facility”) which matures July 14, 2016.  The Credit Facility provides for a borrowing base of $2 billion with aggregate commitments of $1 billion (increased from $800 million in July 2012) from our lenders.

The borrowing base under the Credit Facility is determined at the discretion of lenders based on the value of our proved reserves.  The next regular annual redetermination date is on April 15, 2013.

As of September 30, 2012, we had $80 million of bank debt outstanding at a weighted average interest rate of 2.1%.  We also had letters of credit outstanding under the Credit Facility of $2.5 million leaving an unused borrowing availability of $917.5 million.

At Cimarex’s option, borrowings under the Credit Facility may bear interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.

The Credit Facility also has financial covenants that include the maintenance of current assets (including unused bank commitments) to current liabilities of greater than 1.0 to 1.0.  We also must maintain a leverage ratio of total debt to earnings before interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test write-downs, and goodwill impairments) of not more than 3.5 to 1.0.  Other covenants could limit our ability to: incur additional indebtedness, pay dividends, repurchase our common stock, or sell assets.  As of September 30, 2012, we were in compliance with all of the financial and nonfinancial covenants.

5.875% Notes due 2022

In April, 2012 we issued $750 million of 5.875% senior notes due May 1, 2022, with interest payable semiannually in May and November.  The notes were sold to the public at par.  The notes are

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

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

Under the terms of the Tender Offer, holders who tendered their notes on or prior to April 4, 2012 received (i) $1,035.63 per $1,000.00 in principal amount of notes tendered plus (ii) a consent payment of $3.75 per $1,000.00 in principal amount of notes tendered.  Through April 18, 2012, a total of $300,163,000 of notes had been redeemed.  In May 2012, the remaining notes were redeemed at 103.563% of the principal amount.  We recognized a $16.2 million loss on early extinguishment of debt during the second quarter of 2012.

In connection with the Tender Offer, holders who tendered their notes were deemed to consent to proposed amendments to eliminate or modify certain covenants and events of default and other provisions contained in the indenture governing the 7.125% senior notes.

8.              Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current benefit	$(1,629)	$(44,081)	$(1,629)	$(45,403)
Deferred taxes	49,568	120,930	150,648	288,986
	$47,939	$76,849	$149,019	$243,583

At December 31, 2011, the company had a U.S. net tax operating carryforward of approximately $86.9 million which would expire in 2031.  We believe that the carryforward will be utilized before it expires.  We also had an alternative minimum tax credit carryforward of approximately $2.9 million.

At September 30, 2012, we had no unrecognized tax benefits that would impact our effective rate and we have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2009-2011 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities which remain open for tax years 2005-2011 for examination.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses.  The effective income tax rates for the nine months ended September 30, 2012 and September 30, 2011 were 36.9% and 37.1%, respectively.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

9.              Supplemental Disclosure of Cash Flow Information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash paid during the period for:
Interest expense (including capitalized amounts)	$1,017	$1,345	$15,374	$16,153
Interest capitalized	$432	$994	$11,304	$12,777
Income taxes	$—	$—	$375	$1,671
Cash received for income taxes	$57	$89	$49,293	$25,094

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

10.       Earnings per Share

The calculations of basic and diluted net earnings per common share under the two-class method are presented below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$84,262	$128,152	$254,671	$413,063
Less distributed earnings (dividends declared during the period)	(10,391)	(8,581)	(31,011)	(25,709)
Undistributed earnings for the period	$73,871	$119,571	$223,660	$387,354

Allocation of undistributed earnings:
Basic allocation to unrestricted common stockholders	$72,243	$116,686	$218,731	$378,009
Basic allocation to participating securities	$1,628	$2,885	$4,929	$9,345
Diluted allocation to unrestricted common stockholders	$72,249	$116,699	$218,750	$378,054
Diluted allocation to participating securities	$1,622	$2,872	$4,910	$9,300

Basic Shares Outstanding
Unrestricted outstanding common shares	84,681	83,736	84,681	83,736
Add participating securities:
Restricted stock outstanding	1,859	2,006	1,859	2,006
Restricted stock units outstanding	49	64	49	64
Total participating securities	1,908	2,070	1,908	2,070
Total Basic Shares Outstanding	86,589	85,806	86,589	85,806

Fully Diluted Shares
Unrestricted outstanding common shares	84,681	83,736	84,681	83,736
Incremental shares from assumed exercise of stock options	316	379	340	415
Fully diluted common stock	84,997	84,115	85,021	84,151
Participating securities	1,908	2,070	1,908	2,070
Total Fully Diluted Shares	86,905	86,185	86,929	86,221

Basic earnings per share
Unrestricted common stockholders:
Distributed earnings	$0.12	$0.10	$0.36	$0.30
Undistributed earnings	0.85	1.39	2.58	4.51
	$0.97	$1.49	$2.94	$4.81
Participating securities:
Distributed earnings	$0.12	$0.10	$0.36	$0.30
Undistributed earnings	0.85	1.39	2.58	4.51
	$0.97	$1.49	$2.94	$4.81
Fully diluted earnings per share
Unrestricted common stockholders:
Distributed earnings	$0.12	$0.10	$0.36	$0.30
Undistributed earnings	0.85	1.39	2.57	4.49
	$0.97	$1.49	$2.93	$4.79
Participating securities:
Distributed earnings	$0.12	$0.10	$0.36	$0.30
Undistributed earnings	0.85	1.39	2.57	4.49
	$0.97	$1.49	$2.93	$4.79

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

The following table presents the amounts of outstanding stock options, restricted stock and units as follows:

	September 30,
	2012	2011
Stock options	745,321	1,126,670
Restricted stock	1,859,535	2,005,702
Restricted units	48,838	64,470

Certain stock options considered to be anti-dilutive for the three months ended September 30, 2012 and 2011 were 399,855 and 264,767, respectively.  For the nine months ended September 30, 2012 and 2011, certain stock options considered to be anti-dilutive were 408,266 and 203,676, respectively.

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

On August 18, 2011, the Oklahoma Court of Appeals issued an Opinion regarding the Krug litigation.  The Oklahoma Court of Appeals reversed and remanded the $112.7 million disgorgement of profits award, finding the District Court erred in failing to make the required findings of fact and conclusions of law.  In all other respects, the Court of Appeals affirmed the judgment, including damages of $6.845 million.  On February 13, 2012 the Oklahoma Supreme Court granted Cimarex’s Petition for Certiorari, which requested a review of the affirmed portion of the judgment.  We are awaiting a ruling from the Oklahoma Supreme Court and the final outcome cannot be determined at this time.  If the District Court’s original judgment is ultimately affirmed in its entirety, the $119.6 million, plus the then-determined amount of post-judgment interest and costs would become payable.

The following table reflects the change in the accrued liability for this lawsuit for the nine months ended September 30, 2012 (in thousands):

Outstanding at January 1, 2012	$146,310
Accrued post-judgment interest and costs	6,788
Outstanding at September 30, 2012	$153,098

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

Other

We have drilling commitments of approximately $261.4 million consisting of obligations to finish drilling and completing wells in progress at September 30, 2012.  We also have various commitments for drilling rigs as well as certain service contracts.  The total minimum expenditure commitments under these agreements are $12.1 million to secure the use of drilling rigs and $8.4 million to secure certain dedicated services associated with completion activities.

We have projects in Oklahoma, New Mexico, and Texas where we are constructing gathering facilities and pipelines.  At September 30, 2012, we had commitments of $4 million relating to this construction.

At September 30, 2012, we had firm sales contracts to deliver approximately 37.9 Bcf of natural gas over the next 19 months.  If this gas is not delivered, our financial commitment would be approximately $67.3 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current reserves and production levels.

We have other various transportation and delivery commitments in the normal course of business, which approximate $8.3 million.

All of the noted commitments were routine and were made in the normal course of our business.

12.               Property Sales and Acquisitions

We sold various interests in oil and gas properties for $12.2 million during the first nine months of 2012 and we had property acquisitions of $11.3 million.  Subsequent to September 30, 2012, we had a property acquisition of $21 million located in Culberson County, Texas.

During the first nine months of 2011, we sold all of our interests in assets located in Sublette County, Wyoming for $195.5 million (after purchase price adjustments).  The assets sold principally consisted of a gas processing plant under construction and related assets ($111.4 million) and 210 Bcf of proved undeveloped gas reserves ($84.1 million).  Also during this period, we sold various interests in other oil and gas properties for $20.6 million and we had property acquisitions of approximately $42 million.  Of our total acquisitions, $39 million was in our western Oklahoma Cana-Woodford shale play and $3 million was in the Permian basin.

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

Our principal business objective is to achieve profitable growth in proved reserves and production for the long-term benefit of our shareholders, primarily through exploration and development.  Our strategy centers on maximizing cash flow from our producing properties and profitably reinvesting that cash flow in exploration and development drilling.

To supplement our growth and to provide for new drilling opportunities, we also consider property acquisitions and mergers that allow us to enhance our competitive position in existing core areas or to add new areas.  In order to achieve a consistent rate of growth and mitigate risk we have historically maintained a blended portfolio of low, moderate, and higher risk exploration and development projects.  To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins.  We intend to deal with volatility in the current commodity price environment by maintaining flexibility in our planned capital investment program.

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

Third quarter 2012 summary of financial and operating results:

•                  Third quarter production volumes averaged 635.1 MMcfe per day, compared to 592.0 MMcfe per day for the third quarter of 2011.

•                  Oil, gas and NGL sales for the third quarter of 2012 were $397.4 million, compared to $419.7 million a year earlier.

•                  Our average realized oil price of $88.18 per barrel was relatively flat compared to $87.64 per barrel in 2011.

•                  Our average realized gas price decreased 39% to $2.79 per Mcf versus $4.57 per Mcf in 2011.

•                  Our average realized NGL price decreased 34% to $28.55 per barrel compared to $43.11 per barrel in 2011.

•                  Our third quarter cash flow provided by operating activities was $261.2 million versus $332.4 million in the prior year.

•                  Net income of $84.3 million ($0.97 per diluted share) declined from net income of $128.2 million ($1.49 per diluted share) in 2011.

•                  Total debt increased by $425 million to $830 million compared to $405 million at year-end 2011.

•                  We drilled 93 gross (47 net) wells during the third quarter of 2012, completing 99% as producers.  In the third quarter of 2011 we drilled 82 gross (48 net) wells completing 94% as producers.

Revenues

Our revenues are derived from the sale of our oil, gas and NGL production and do not include the effects of the settlements of our commodity hedging contracts.  While our revenues are a function of both production and prices, wide swings in commodity prices have had the greatest impact on our results of operations.  Compared to 2011, our 2012 average realized gas price decreased by 41% and our average realized NGL price decreased by 27%.  The average price we have received for oil in 2012 has decreased by 2%.  The prices we receive are determined by prevailing market conditions.  Regional and worldwide economic and geopolitical activity, weather and other variable factors influence market conditions, which often result in significant volatility in commodity prices.

The following table presents our average realized commodity prices for the third quarter and first nine months of 2012 versus the same periods of 2011.  The realized prices do not include settlements of our commodity hedging contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gas Prices:
Average Henry Hub price ($/Mcf)	$2.80	$4.20	$2.58	$4.21
Average realized sales price ($/Mcf)	$2.79	$4.57	$2.71	$4.59
Oil Prices:
Average WTI Cushing price ($/Bbl)	$92.22	$89.76	$96.21	$95.49
Average realized sales price ($/Bbl)	$88.18	$87.64	$91.67	$93.08
NGL Prices:
Average realized sales price ($/Bbl)	$28.55	$43.11	$31.35	$42.99

On an energy equivalent basis, 53% of our aggregate 2012 production was natural gas.  A $0.10 per Mcf change in our average realized gas sales price would have resulted in an $8.8 million change in our gas revenues.  Similarly, 47% of our production was crude oil and NGLs.  A $1.00 per barrel change in our average realized sales price would have resulted in a $13.2 million change in our combined oil and NGL revenues.

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

At September 30, 2012 the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.  However, the amount of the excess has declined approximately 80% since December 31, 2011.  As of September 30, 2012, a decline of 4% or more in the value of the ceiling limitation would have resulted in an impairment.  If negative trends continue we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

General and administrative (G&A) expenses consist primarily of salaries and related benefits, office rent, legal fees, consultants, systems costs and other administrative costs incurred in our offices and not directly associated with exploration, development or production activities.  While we expect these costs to increase with our growth, we also expect such increases to be proportionately smaller than our production growth.  Our G&A expenses are reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by Cimarex and net of amounts capitalized pursuant to the full cost method of accounting.

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

Hedging

From time to time, we attempt to mitigate a portion of our price risk through the use of hedging transactions.  Management was authorized to hedge up to 50% of our anticipated 2012 and 2013 equivalent production.

For 2012, we hedged about half of our anticipated oil production.  We do not have any of our gas or NGL production hedged.  We have had no cash settlements on these contracts in the first nine months of 2012.  We have no hedges in place for 2013.

We entered into oil and gas contracts relative to our 2011 production which approximated 40 to 45% of our anticipated 2011 oil production and 5 to 6% of projected gas production.  Those contracts had net cash settlements in the first nine months of 2011 of $3.8 million.

We had the following contracts outstanding at September 30, 2012:

Oil Contracts
				Weighted Average Price
Period	Type	Volume/Day	Index(1)	Floor	Ceiling
Oct 12 - Dec 12	Collar	14,000 Bbls	WTI	$80.00	$119.35

(1)                    WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our current hedging positions.  While the use of such instruments limits the downside risk of adverse price changes, this use may also limit future income from favorable price changes.  For further information see our discussion of our net gain or loss on hedging activities below.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2012 vs. September 30, 2011

Net income for the third quarter of 2012 was $84.3 million, or $0.97 per diluted share.  This compares to $128.2 million, or $1.49 per diluted share, for the third quarter of 2011.  Lower net income in the third quarter of 2012 resulted primarily from decreased revenues due to lower realized commodity prices, which were partially offset by increased production volumes.  Higher operating expenses in 2012 also contributed to the lower net income.

For the nine months ended September 30, 2012, net income was $254.7 million, or $2.93 per diluted share, down from net income of $413.1 million, or $4.79 per diluted share, for the first nine months of 2011.  In the 2012 period we had decreased revenues due to lower realized commodity prices, which were partially offset by higher production volumes.  In 2012 higher operating expenses and a loss on early extinguishment of debt were also factors in the decrease in net income.

These changes are discussed further in the analysis that follows.

			Percent
			Change
Commodity Sales			Between	Price/Volume Analysis
(in thousands or as indicated)	2012	2011	2012/2011	Price	Volume	Variance
For the Three Months Ended September 30,
Gas sales	$83,208	$138,631	-40%	$(53,099)	$(2,324)	$(55,423)
Oil sales	263,315	211,928	-24%	1,612	49,775	51,387
NGL sales	50,860	69,169	-26%	(25,931)	7,622	(18,309)
	$397,383	$419,728		$(77,418)	$55,073	$(22,345)

For the Nine Months Ended September 30,
Gas sales	$238,102	$410,331	-42%	$(165,111)	$(7,118)	$(172,229)
Oil sales	759,609	675,239	12%	(11,685)	96,055	84,370
NGL sales	154,160	200,428	-23%	(57,234)	10,966	(46,268)
	$1,151,871	$1,285,998		$(234,030)	$99,903	$(134,127)

	For the Three Months Ended September 30,		Percent Change Between	For the Nine Months Ended September 30,		Percent Change Between
	2012	2011	2012/2011	2012	2011	2012/2011
Total gas volume — MMcf	29,831	30,329	-2%	87,825	89,367	-2%
Gas volume — MMcf per day	324.2	329.7		320.5	327.4
Average gas price — per Mcf	$2.79	$4.57	-39%	$2.71	$4.59	-41%

Total oil volume — thousand barrels	2,986	2,418	23%	8,287	7,254	14%
Oil volume — barrels per day	32,456	26,284		30,243	26,572
Average oil price — per barrel	$88.18	$87.64	1%	$91.67	$93.08	-2%

Total NGL volume — thousand barrels	1,781	1,604	11%	4,917	4,662	5%
NGL volume — barrels per day	19,360	17,438		17,944	17,078
Average NGL price — per barrel	$28.55	$43.11	-34%	$31.35	$42.99	-27%

Total MMcfe per day	635.1	592.0	7%	609.6	589.3	3%

Commodity sales for the third quarter of 2012 totaled $397.4 million, compared to $419.7 million in 2011.  The decrease of $22.3 million was due to lower realized sales prices for gas and NGL, which had a negative impact of $77.4 million.  The decrease from lower sales prices was partially offset by higher sales from increased oil and NGL production during the third quarter of 2012.

For the first nine months of 2012 commodity sales totaled $1.152 billion.  For the same period in 2011, commodity sales were $1.286 billion.  The $134.1 million decrease was attributable to a decrease of $234 million for lower realized commodity prices in 2012, which were partially offset by higher sales from oil and NGL production volumes compared to 2011.

Our third quarter 2012 aggregate production volumes were 635.1 MMcfe per day, up 7% from 592.0 MMcfe per day for the same period in 2011.  Aggregate production volumes for the first nine months of 2012 were 609.6 MMcfe per day, up 3% from 589.3 MMcfe per day for the 2011 period.  Production volumes continue to increase from our Cana-Woodford shale play and Permian Basin operations as a result of our successful drilling programs.  However, these increases have been partially offset by decreased Gulf Coast production.  The lower output from the Gulf Coast results from natural declines in wells we drilled in previous years.

In the third quarter of 2012 our gas production averaged 324.2 MMcf per day, compared to 329.7 MMcf per day in 2011.  This 2% decrease resulted in $2.3 million of lower gas revenue for the third quarter of 2012.  During the first nine months of 2012 our gas production averaged 320.5 MMcf per day, a 2% decrease from the 2011 average of 327.4 MMcf per day.  The decrease in gas production for the first nine months of 2012 resulted in $7.1 million of lower gas revenue compared to the same period of 2011.

Our oil production during the third quarter of 2012 averaged 32.5 thousand barrels per day.  For the same period of 2011 our average daily oil production was 26.3 thousand barrels per day.  The 23% increase in oil production for the 2012 quarter resulted in an additional $49.8 million of oil sales revenue.  During the first nine months of 2012 our oil production averaged 30.2 thousand barrels per day, up from 26.6 thousand barrels per day in 2011, or a 14% increase.  The increased oil production contributed $96.1 million of additional revenue for the first nine months of 2012 compared to the same period of 2011.

Our third quarter 2012 NGL volumes increased to 19.4 thousand barrels per day compared to 17.4 thousand barrels per day in 2011, or an increase of 11%.  The increase resulted in $7.6 million of additional revenue in the 2012 period.  NGL volumes for the first nine months of 2012 averaged 17.9 thousand barrels a day, up from 17.1 thousand barrels a day for the same period of 2011.  This 5% increase provided an additional $11 million of revenue in 2012.

The year over year increases in our oil and NGL production volumes reflect our focus on oil drilling or liquids-rich gas in the Permian and Cana-Woodford basins.

In the third quarter of 2012 our average realized gas price of $2.79 per Mcf, was down 39% compared to the average price of $4.57 per Mcf realized in the third quarter of 2011.  The price decline accounted for $53.1 million of decreased sales revenue in the third quarter of 2012.  Our average realized gas price of $2.71 per Mcf for the first nine months of 2012 was 41% lower than the 2011 average realized price of $4.59.  The lower realized price received in 2012 resulted in decreased gas revenues of $165.1 million in the first nine months of 2012 compared to 2011.

We realized an average oil price of $88.18 per barrel for the third quarter of 2012 versus $87.64 for the same period of 2011.  This 1% increase resulted in higher oil sales revenue of $1.6 million in the 2012 quarter.  For the first nine months of 2012 we realized an average oil price of $91.67 per barrel, which was 2% lower than the average price of $93.08 we received for the same period in 2011.  This decrease accounted for $11.7 million of lower sales revenue for the nine months ended September 30, 2012.

Our average realized price per barrel of NGL in the third quarter of 2012 was $28.55.  This price was 34% lower than the $43.11 average price received in the third quarter of 2011, and accounted for decreased NGL revenue of $25.9 million.  In the first nine months of 2012 the average NGL price per barrel we received was $31.35, down from $42.99 for the same period of 2011.  The 27% decrease in realized NGL price resulted in lower sales of $57.2 million for the first nine months of 2012.

Changes in realized commodity prices were the result of overall market conditions.

Gas Gathering, Processing, Marketing and Other	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands):	2012	2011	2012	2011
Gas gathering, processing and other revenues	$10,054	$13,762	$31,940	$40,823
Gas gathering and processing costs	(5,496)	(6,263)	(15,302)	(17,472)
Gas gathering, processing and other margin	$4,558	$7,499	$16,638	$23,351

Gas marketing revenues, net of related costs	$(525)	$319	$(741)	$797

We sometimes transport, process and market third-party gas that is associated with our gas.  In the third quarter of 2012, third-party gas gathering, processing and other contributed $4.6 million of pre-tax operating margin (revenues less direct expenses) versus $7.5 million in 2011.  Our gas marketing margin (revenues less purchases) was a loss of $525 thousand for the third quarter of 2012, compared to $319 thousand of income in 2011.

For the nine months ended September 30, 2012 and 2011, the operating margin for the third party gas gathering, processing and other was $16.6 million and $23.4 million, respectively.  For the first nine months of 2012 our gas marketing margin was a loss of $741 thousand compared to income of $797 thousand in the 2011 period.

The lower net margins between 2012 and 2011 from gas gathering, processing, marketing and other activities are primarily the result of lower volumes and prices associated with third party gas.

Operating costs and expenses	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
(in thousands):	2012	2011	2012/2011	2012	2011	2012/2011
Depreciation, depletion and amortization	$135,987	$104,681	$31,306	$375,486	$279,554	$95,932
Asset retirement obligation	3,512	3,578	(66)	9,478	8,223	1,255
Production	62,699	62,333	366	192,818	181,558	11,260
Transportation	14,481	13,754	727	40,966	41,559	(593)
Taxes other than income	24,095	30,533	(6,438)	72,738	98,625	(25,887)
General and administrative	14,742	9,390	5,352	41,523	34,734	6,789
Stock compensation, net	8,301	4,595	3,706	17,519	13,962	3,557
(Gain)/loss on derivative instruments, net	5,329	(7,120)	12,449	(661)	(11,353)	10,692
Other operating, net	2,236	2,379	(143)	7,295	8,095	(800)
	$271,382	$224,123	$47,259	$757,162	$654,957	$102,205

Total operating costs and expenses (not including gas gathering, marketing and processing costs, or income tax expense) increased 21% to $271.4 million in the third quarter of 2012 compared to $224.1 million for the third quarter of 2011.  For the first nine months of 2012 operating costs were $757.2 million, or an increase of 16% over the same period of 2011.  Analyses of the year over year differences are discussed below.

DD&A increased $31.3 million from $104.7 million in the third quarter of 2011 to $136.0 million in the same period of 2012.  On a unit of production basis, DD&A was $2.33 per Mcfe for the third quarter of 2012 compared to $1.92 in the 2011 quarter.  For the first nine months of 2012, DD&A was $375.5 million, up $95.9 million compared to $279.6 million in 2011.  On a unit of production basis, the nine month DD&A rate for 2012 was $2.25 per Mcfe, versus $1.74 per Mcfe for the 2011 period.  The 2012 period increases in DD&A result primarily from increasing the cost of reserves added at a greater rate than the increase in future production.  These increases account for most of the aggregate increases in total operating costs and expenses for the periods.

In the third quarter of 2012 our production costs were $62.7 million ($1.07 per Mcfe) compared to $62.3 million ($1.15 per Mcfe) in the third quarter of 2011.  Production costs for the first nine months of 2012 were $192.8 million ($1.15 per Mcfe), up 6% from $181.6 million ($1.13 per Mcfe) for the same period of 2011.  Our production costs consist of lease operating expense and workover expense as follows (in thousands):

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
	2012	2011	2012/2011	2012	2011	2012/2011

Lease operating expense	$52,100	$51,245	$855	$163,076	$151,388	$11,688
Workover expense	10,599	11,088	(489)	29,742	30,170	(428)
	$62,699	$62,333	$366	$192,818	$181,558	$11,260

Our third quarter 2012 lease operating expense of $52.1 million was relatively flat compared to $51.2 million for the same period of 2011.  On a unit of production basis, lease operating expense in the third quarter of 2012 declined to $0.89 per Mcfe, down 5.3%, compared to $0.94 per Mcfe for the third quarter of 2011.

Lease operating expense of $163.1 million for the first nine months of 2012 increased $11.7 million (7.7%) compared to $151.4 million for 2011.  The increase was due to higher water disposal, compressor rental and well servicing costs associated with wells coming on line from our successful Permian Basin and Cana-Woodford shale drilling programs.  Lease operating expense was $0.98 per Mcfe for the first nine months of 2012, up 4.3% compared to $0.94 for the 2011 period.

Workover expense will vary from period to period based on the amount of maintenance and remedial activity planned and/or required during the period.

Transportation costs increased to $14.5 million ($0.25 per Mcfe) in the third quarter of 2012 from $13.8 million ($0.25 per Mcfe) in 2011.  For the first nine months of 2012 transportation costs were $41.0 million ($0.25 per Mcfe) versus $41.6 million ($0.26 per Mcfe) for 2011.  Generally, transportation costs will fluctuate based on increases or decreases in sales volumes, compression charges and fluctuations in the price of the fuel cost component.

In the third quarter of 2012, taxes other than income decreased 21% from $30.5 million in 2011 to $24.1 million in 2012.  As a percentage of revenue, taxes other than income were 6.1% and 7.3% for the third quarters of 2012 and 2011, respectively.  For the nine months ended September 30, 2012, taxes other than income were $72.7 million (6.3% of revenue) compared to $98.6 million (7.7% of revenue) for the 2011 period.  Generally, taxes other than income will vary based on increases or decreases in production volumes and changes in commodity prices.  In addition, the 2012 periods benefited from certain horizontal drilling and deep well tax credits.

General and administrative costs were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
G&A expense	$14,742	$9,390	$41,523	$34,734
G&A capitalized to oil & gas properties	$16,880	$10,483	$50,831	$41,143

Our G&A expense for the third quarter of 2012 increased by $5.4 million (57%) compared to the third quarter of 2011.  For the nine months ended September 30, 2012, G&A expense increased by $6.8 million (20%) compared to the same period of 2011.  The increases in the 2012 periods include $3.6 million of death benefits paid to the estate of our Chairman of the Company, F.H. Merelli, as per his employment contract.  The 2012 periods were also impacted by higher compensation costs.

Stock compensation expense, net consists of noncash charges resulting from the issuance of restricted stock, restricted stock units and stock option awards net of amounts capitalized.  The 2012 costs for the performance-based awards include $3.9 million of accelerated compensation expense related to the death of our Chairman, F.H. Merelli.  We have recognized non-cash stock-based compensation cost as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Performance-based restricted stock awards	$7,719	$4,116	$15,390	$12,185
Service-based restricted stock awards	3,050	2,897	8,929	8,023
Restricted unit awards	—	—	—	34
Restricted stock and units	10,769	7,013	24,319	20,242
Stock option awards	692	551	2,117	2,731
Total stock compensation	11,461	7,564	26,436	22,973
Less amounts capitalized to oil and gas properties	(3,160)	(2,969)	(8,917)	(9,011)
Stock compensation expense, net	$8,301	$4,595	$17,519	$13,962

Expense associated with stock compensation will fluctuate based on the grant-date market value of the award and the number of awards granted.  See Note 5 to the Consolidated Financial Statements for further discussion regarding our stock-based compensation.

Our net (gain) or loss on derivative instruments includes both realized gains and losses on settlements of our derivative contracts and unrealized gains and losses stemming from changes in the fair value of our outstanding derivative instruments.  We did not elect to use hedge accounting treatment for our derivative contracts.  Therefore we recognize net gains and losses in our operating costs and expenses.

We estimate the fair value of our outstanding instruments based on published forward commodity price curves as of the date of the estimate, using an option pricing model which takes into account market volatility, market prices and contract terms.  The fair value of our derivative instruments in an asset position includes a measure of counterparty credit risk.  The fair value of instruments in a liability position includes a measure of our own nonperformance risk.

The following table reflects the net realized and unrealized (gains) and losses on our derivative instruments (in thousands):

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2012	2011	2012	2011
Realized (gain) on settlement of derivative instruments	$—	$(1,747)	$—	$(3,817)
Unrealized (gain) loss from changes to the fair value of the derivative instruments	5,329	(5,373)	(661)	(7,536)
(Gain) loss on derivative instruments, net	$5,329	$(7,120)	$(661)	$(11,353)

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

Other (income) and expense

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
	2012	2011	2012/2011	2012	2011	2012/2011

Interest expense	$13,223	$9,279	$3,944	$35,570	$27,599	$7,971
Capitalized interest	(9,231)	(7,253)	(1,978)	(26,154)	(21,830)	(4,324)
Loss on early extinguishment of debt	—	—	—	16,214	—	16,214
Other, net	(6,159)	(3,604)	(2,555)	(18,714)	(7,226)	(11,488)
	$(2,167)	$(1,578)	$(589)	$6,916	$(1,457)	$8,373

Our interest expense includes interest on outstanding borrowings, amortization of financing costs and miscellaneous interest expense.  In the second quarter of 2012 we issued $750 million of 5.875% senior notes, of which proceeds were used to retire our outstanding $350 million 7.125% senior notes and outstanding bank debt of $232 million.  This resulted in additional interest expense incurred in the 2012 periods compared to 2011.

In connection with the retirement of our 7.125% senior notes, we recognized a $16.2 million loss on early extinguishment of debt in the second quarter of 2012.  The retirement of our 7.125% senior notes and the issuance of our 5.875% senior notes are described in more detail under “Long-Term Debt” below.

Components of other, net consist of miscellaneous income and expense items that will vary from period to period, including gain or loss on the sale or value of oil and gas well equipment, income and expense associated with other non-operating activities, miscellaneous asset sales and interest income.  The increases in other, net (income) for the third quarter and first nine months of 2012 compared to the same periods of 2011 are mainly due to increases in net proceeds from sales of oil and gas well equipment and supplies and income from other non-operating activities.

Income Tax Expense

The components of our provision for income taxes are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Current benefit	$(1,629)	$(44,081)	$(1,629)	$(45,403)
Deferred taxes	49,568	120,930	150,648	288,986
	$47,939	$76,849	$149,019	$243,583
Combined Federal and state effective income tax rate	36.3%	37.5%	36.9%	37.1%

Our combined Federal and state effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and nondeductible expenses.  See Note 8 to the Consolidated Financial Statements of this report for additional information regarding our income taxes.

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

At September 30, 2012, our total debt outstanding was $830 million, which was comprised of $80 million of bank debt and $750 million of our 5.875% Notes due in 2022.  Our debt to total capitalization ratio at September 30, 2012 was 20%.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt of $830 million divided by long-term debt of $830 million plus stockholders’ equity of $3.378 billion.  Management believes that this non-GAAP measure is useful information and it is a common statistic referred to by the investment community.

We believe that our operating cash flow and other capital resources will be adequate to continue to meet our needs for our planned capital expenditures, working capital, debt servicing and dividend payments for 2012 and beyond.

Analysis of Cash Flow Changes

Cash flow provided by operating activities for the first nine months of 2012 was $836.1 million, down $135.4 million, compared to $971.5 million for the same period of 2011.  Most of the decrease resulted from lower revenue of $234 million attributable to declines in commodity prices received in 2012, which were partially offset by increased revenue of $99.9 million from higher production volumes in 2012.

Cash flow used in investing activities for the first nine months of 2012 was $1.212 billion, or an increase of $205 million compared to $1.007 billion for 2011.  Changes in the cash flow used in investing activities are generally the result of changes in our exploration and development programs, acquisitions, and other asset expenditures net of proceeds received from asset sales.  Our 2012 oil and gas expenditures were relatively flat compared to 2011.  The 2012 increase in cash used in investing activities was a result of receiving $203 million less proceeds from asset sales compared to proceeds received in 2011.  See the discussion below for further information regarding our capital expenditures and property sales.

For the first nine months of 2012 we had net cash flow provided by financing activities of $378.8 million versus cash flow used in financing activities of $21.8 million for the same period of 2011.  The $400.6 million increase in our 2012 cash inflow was primarily due to a net increase of $411.4 million related to our long-term debt.  In the second quarter of 2012 we issued $750 million of 5.875% Senior Notes.  Proceeds from that offering were used to retire all of our outstanding $350 million 7.125% Senior Notes and bank debt, as described in more detail under “Long-Term Debt” below.

Reconciliation of Adjusted Cash Flow from Operations

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$836,148	$971,523
Change in operating assets and liabilities	(1,509)	33,264
Adjusted cash flow from operations	$834,639	$1,004,787

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

Capital Expenditures

The following table sets forth certain historical information regarding our capitalized expenditures for our oil and gas acquisition, exploration and development activities, and property sales (in thousands):

	For the Three Months Ended September , 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisitions:
Proved	$—	$12,439	$—	$21,604
Unproved	4,636	8,380	11,349	20,427
	4,636	20,819	11,349	42,031
Exploration and development:
Land and seismic	28,226	61,907	86,613	146,832
Exploration and development	389,989	360,733	1,120,740	1,032,794
	418,215	422,640	1,207,353	1,179,626
Sales proceeds:
Proved	(10,894)	(83,709)	(11,079)	(102,192)
Unproved	—	(150)	(1,088)	(1,971)
	(10,894)	(83,859)	(12,167)	(104,163)
	$411,957	$359,600	$1,206,535	$1,117,494

Capital expenditures in the table above are presented on an accrual basis.  Oil and gas expenditures in the Condensed Consolidated Statements of Cash Flows reflect capital expenditures on a cash basis, when payments are made.

Our exploration and development expenditures increased $27.0 million (2%) from $1.180 billion in the first nine months of 2011 to $1.207 billion in the same period of 2012.  Of our total 2012 expenditures, 52% were for projects located in the Permian Basin, primarily in the Delaware Basin of southeast New Mexico and West Texas.  Approximately 44% of our expenditures were in the Mid-Continent area, mostly in our western Oklahoma Cana-Woodford shale play.  The remaining 4% of expenditures were in the Gulf Coast and other areas.

The following table reflects wells drilled by region:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Gross wells
Permian Basin	37	35	131	106
Mid-Continent	55	42	119	128
Gulf Coast / Other	1	5	3	8
	93	82	253	242
Net wells
Permian Basin	24	23	88	79
Mid-Continent	23	20	49	52
Gulf Coast / Other	—	5	1	7
	47	48	138	138

% Gross wells completed as producers	99%	94%	97%	95%

As of September 30, 2012 we had 39 net wells awaiting completion:  28 Mid-Continent and 11 Permian Basin.  We also had 20 operated rigs running; 13 in the Permian Basin and 7 in the Mid-Continent.

Based on current market prices and service costs, our full year 2012 E&D capital expenditures are expected to be approximately $1.6 billion.  Nearly all of our 2012 capital expenditures have been, and will continue to be, directed towards oil or liquids-rich gas drilling in the Permian Basin and Cana-Woodford shale.  Our 2012 E&D capital expenditures continue to be funded from cash flow, long-term debt and occasional non-core property sales.  The timing of capital expenditures and the receipt of cash flows do not necessarily match.  Therefore, we borrow and repay funds under our credit arrangement throughout the year.

As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on changes in commodity prices, service costs and drilling success.  We have the flexibility to adjust our capital expenditures based upon market conditions.

We sold various interests in oil and gas properties for $12.2 million during the first nine months of 2012 and we had property acquisitions of $11.3 million.  Subsequent to September 30, 2012, we had a property acquisition of $21 million located in Culberson County, Texas.

During the first nine months of 2011, we sold all of our interests in assets located in Sublette County, Wyoming for $195.5 million (after purchase price adjustments).  The assets sold principally consisted of a gas processing plant under construction and related assets ($111.4 million) and 210 Bcf of proved undeveloped gas reserves ($84.1 million). Also during this period, we sold various interests in other oil and gas properties for $20.6 million and we had property acquisitions of approximately $42 million.  Of our total acquisitions, $39 million was in our western Oklahoma Cana-Woodford shale play and $3 million was in the Permian basin.

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

Financial Condition

Future cash flows and the availability of financing will be subject to a number of variables, such as our success in locating and producing new reserves, the level of production from existing wells and realized commodity prices.  To meet our capital and liquidity requirements, we rely on certain resources, including cash flows from operating activities, bank borrowings, and access to capital markets.  We periodically access our credit facility to finance our working capital needs and growth.

During the first nine months of 2012 our total assets increased by $885 million to $6.3 billion, up from $5.4 billion at December 31, 2011.  Nearly all of the increase resulted from the $884 million increase in our net oil and gas properties.

At September 30, 2012, our total liabilities were $2.9 billion, up $637 million from $2.3 billion at December 31, 2011.  The increase resulted primarily from a net increase in long-term debt of $425 million and a $154 million increase in noncurrent deferred income taxes.

Stockholders’ equity rose $247 million to $3.3 billion at September 30, 2012, compared to $3.1 billion at December 31, 2011.  The increase is mainly due to our net income of $254.7 million, which was partially offset by dividends of $30.9 million.

Dividends

On February 22, 2012, the Board of Directors increased our regular cash dividend on our common stock from $0.10 to $0.12 per common share.  In September 2012, the Board of Directors declared a cash dividend of $0.12 per share on our common stock.  The dividend is payable on December 3, 2012, to stockholders of record on November 15, 2012.  Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Working Capital Analysis

Our working capital balance fluctuates primarily as a result of our exploration and development activities, our realized commodity prices and our production operating activities.  Working capital is also impacted by our current tax provisions, accrued G&A, accrued interest and changes in the fair value of our outstanding derivative instruments.

Our working capital decreased $65.8 million from a deficit of $158.4 million at year-end 2011 to a deficit of $224.2 million at September 30, 2012.

Working capital decreased primarily because of the following:

•                  We received $47.6 million of tax refunds that were outstanding at December 31, 2011, which were used to fund E&D activities.

•                  Accrued liabilities related to our E&D expenditures increased by $28.0 million.

•                  Accrued interest expense increased $17.5 million due to our second quarter issuance of 5.875% Senior Notes.

These working capital decreases were offset by the following:

•                  Cash and cash equivalents increased by $3.0 million.

•                  Our operations related accounts receivable increased by $22.7 million.

Our receivables are a major component of our working capital and are made up of a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries.  Our collection of receivables during the period presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Long-term Debt

Debt at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Bank debt	$80,000	$55,000
7.125% Senior Notes due 2017	—	350,000
5.875% Senior Notes due 2022	750,000	—
Total long-term debt	$830,000	$405,000

Bank Debt

We have a five-year senior unsecured revolving credit facility (“Credit Facility”) that matures July 14, 2016.  The Credit Facility provides for a borrowing base of $2 billion.  Aggregate commitments from our lenders were increased from $800 million to $1 billion in July 2012.

The borrowing base under the Credit Facility is determined at the discretion of lenders based on the value of our proved reserves.  The next regular annual redetermination date is on April 15, 2013.

As of September 30, 2012, we had $80 million of bank debt outstanding at a weighted average interest rate of 2.1%.  We also had letters of credit outstanding under the Credit Facility of $2.5 million leaving an unused borrowing availability of $917.5 million.  During the first nine months of 2012 we had an average daily bank debt outstanding of $73.3 million, compared to $12.3 million for the same period of 2011.  Our largest amount of bank borrowings outstanding during the first nine months of 2012 was $275 million in mid-March.  During the first nine months of 2011 our largest amount of outstanding bank borrowings was $149 million in mid-July.

At Cimarex’s option, borrowings under the Credit Facility may bear interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.

The Credit Facility also has financial covenants that include the maintenance of current assets (including unused bank commitments) to current liabilities of greater than 1.0 to 1.0.  We also must maintain a leverage ratio of total debt to earnings before interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test write-downs, and goodwill impairments) of not more than 3.5 to 1.0.  Other covenants could limit our ability to: incur additional indebtedness, pay dividends, repurchase our common stock, or sell assets.  As of September 30, 2012, we were in compliance with all of the financial and nonfinancial covenants.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2012, the material off-balance sheet arrangements that we have entered into included operating lease agreements, all of which are customary in the oil and gas industry.

Contractual Obligations and Material Commitments

At September 30, 2012, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations:	Total	Less than 1 Year	1-3 Years		4-5 Years		More than 5 Years
	(in thousands)

Long-term debt(1)	$830,000	$—	$—		$80,000		$750,000
Fixed-Rate interest payments(1)	443,685	47,122	88,125		88,125		220,313
Operating leases	73,136	8,962	13,645		11,626		38,903
Drilling commitments(2)	281,941	281,941	—		—		—
Gathering facilities and pipelines(3)	4,010	4,010	—		—		—
Asset retirement obligation	206,841	52,579	—	(4)	—	(4)	—	(4)
Other liabilities(5)	84,131	14,844	27,413		27,000		14,874
Firm Transportation	1,269	992	214		63		—

(1)

These amounts do not include interest on the $80 million of bank debt outstanding at September 30, 2012. The weighted average interest rate at September 30, 2012 was approximately 2.1%. See item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)

We have drilling commitments of approximately $261.4 million consisting of obligations to finish drilling and completing wells in progress at September 30, 2012. We also have various commitments for drilling rigs as well as certain service contracts.  The total minimum expenditure commitments under these agreements are $12.1 million to secure the use of drilling rigs and $8.4 million to secure certain dedicated services associated with completion activities.

(3)	We have projects in Oklahoma, New Mexico, and Texas where we are constructing gathering facilities and pipelines. At September 30, 2012, we had commitments of $4 million relating to this construction.
(4)	We have not included the long term asset retirement obligations because we are not able to precisely predict the timing of these amounts.
(5)	Other liabilities include the fair value of our liabilities associated with our benefit obligations and other miscellaneous commitments.

At September 30, 2012, we had firm sales contracts to deliver approximately 37.9 Bcf of natural gas over the next 19 months.  If this gas is not delivered, our financial commitment would be approximately $67.3 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels.

We have various other delivery commitments in the normal course of business, which are not material individually or in the aggregate.

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

2012 Outlook

Our 2012 exploration and development capital investment is presently expected to be approximately $1.6 billion.  Nearly all the 2012 capital is directed towards oil drilling or liquids-rich gas in the Permian Basin and Cana-Woodford shale.  Actual amounts invested will depend on our calculated rate of return which is significantly influenced by commodity prices.

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

Production for 2012 is projected to be in the range of 620 to 626 MMcfe per day, or a 5 to 6% growth over 2011.  Revenues from production will be dependent not only on the level of oil and gas actually produced, but also the prices that will be realized.  During 2011, our realized prices averaged $4.42 per Mcf of gas, $93.00 per barrel of oil, and $42.31 per barrel of NGL.  For the first nine months of 2012 our realized prices averaged $2.71 per Mcf of gas, $91.67 per barrel of oil, and $31.35 per barrel of NGL.  Commodity prices can be very volatile and the possibility of full year realized 2012 prices varying from prices received in the first nine months of 2012 is high.

Certain expenses for 2012 on a per Mcfe basis are currently estimated as follows:

	2012
Production expense	$ 1.11	- $1.16
Transportation expense	0.25	- 0.30
DD&A and asset retirement obligation	2.35	- 2.45
General and administrative	0.25	- 0.30
Production taxes (% of oil and gas revenue)	6.0%	- 6.5%

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

Recent Accounting Developments

No significant accounting standards applicable to Cimarex have been issued during the quarter ended September 30, 2012.

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

We periodically hedge a portion of our price risk associated with our future oil and gas production.

The following table details the contracts we have in place as of September 30, 2012:

Oil Contracts
				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(in thousands)
Oct 12 - Dec 12	Collar	14,000 Bbls	WTI	$80.00	$119.35	$416

(1)   WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  For the contracts listed above, a hypothetical $1.00 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2012 of $1.3 million.

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

Interest Rate Risk

At September 30, 2012, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Bank debt	$—	$80,000
5.875% Notes due 2022	750,000	—
Total long-term debt	$750,000	$80,000

As of September 30, 2012, the amounts outstanding under our five-year senior unsecured revolving credit facility bears interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.  Our senior unsecured notes bear interest at a fixed rate of 5.875% and will mature on May 1, 2022.

We consider our interest rate exposure to be minimal because approximately 90% of our long-term debt obligations were at fixed rates.  An increase of 100 basis points in the interest rate of our variable rate debt would increase our annual interest expense by $800,000.  This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.  See Note 3 and Note 7 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2012, and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2012, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

November 2, 2012

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)