Form 10-Q
period 2013-09-30
CIMAREX ENERGY CO
filed 2013-11-06
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013

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

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2013 was 86,838,423.

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

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for our oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates.  In addition, exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties.  There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures.  These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

PART I

ITEM 1 - Financial Statements

CIMAREX ENERGY CO.

Condensed Consolidated Balance Sheets

	September 30,
	2013	December 31,
	(Unaudited)	2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,531	$69,538
Restricted cash	818	—
Receivables, net	391,105	302,974
Oil and gas well equipment and supplies	69,517	81,029
Deferred income taxes	13,902	8,477
Derivative instruments	7,168	—
Prepaid expenses	5,750	7,420
Other current assets	4,082	699
Total current assets	496,873	470,137
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	12,466,073	11,258,748
Unproved properties and properties under development, not being amortized	597,526	645,078
	13,063,599	11,903,826
Less — accumulated depreciation, depletion and amortization	(7,318,137)	(6,899,057)
Net oil and gas properties	5,745,462	5,004,769
Fixed assets, net	137,455	152,605
Goodwill	620,232	620,232
Derivative instruments	2,717	—
Other assets, net	51,625	57,409
	$7,054,364	$6,305,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,082	$103,653
Accrued liabilities	403,413	392,909
Derivative instruments	4,320	—
Revenue payable	187,065	149,300
Total current liabilities	705,880	645,862
Long-term debt	900,000	750,000
Deferred income taxes	1,338,623	1,121,353
Other liabilities	293,576	313,201
Total liabilities	3,238,079	2,830,416
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 86,838,423 and 86,595,976 shares issued, respectively	868	866
Paid-in capital	1,959,160	1,939,628
Retained earnings	1,855,382	1,533,768
Accumulated other comprehensive income	875	474
	3,816,285	3,474,736
	$7,054,364	$6,305,152

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues:
Gas sales	$118,824	$83,208	$346,492	$238,102
Oil sales	371,881	263,315	933,879	759,609
NGL sales	58,922	50,860	168,106	154,160
Gas gathering, processing and other	11,380	10,054	32,951	31,940
Gas marketing, net	329	(525)	21	(741)
	561,336	406,912	1,481,449	1,183,070
Costs and expenses:
Depreciation, depletion and amortization	159,182	135,987	442,851	375,486
Asset retirement obligation	1,797	3,512	7,080	9,478
Production	76,166	62,699	214,985	192,818
Transportation and other operating	25,838	14,481	66,494	40,966
Gas gathering and processing	6,970	5,496	18,310	15,302
Taxes other than income	31,104	24,095	84,039	72,738
General and administrative	19,003	14,742	57,416	41,523
Stock compensation	3,347	8,301	10,459	17,519
(Gain) loss on derivative instruments, net	10,824	5,329	(1,233)	(661)
Other operating, net	2,507	2,236	7,804	7,295
	336,738	276,878	908,205	772,464

Operating income	224,598	130,034	573,244	410,606

Other (income) and expense:
Interest expense	13,954	13,223	41,272	35,570
Capitalized interest	(7,286)	(9,231)	(23,868)	(26,154)
Loss on early extinguishment of debt	—	—	—	16,214
Other, net	(2,263)	(6,159)	(13,637)	(18,714)

Income before income tax	220,193	132,201	569,477	403,690
Income tax expense	81,823	47,939	211,615	149,019
Net income	$138,370	$84,262	$357,862	$254,671

Earnings per share to common stockholders:
Basic
Distributed	$0.14	$0.12	$0.42	$0.36
Undistributed	1.45	0.85	3.70	2.58
	$1.59	$0.97	$4.12	$2.94

Diluted
Distributed	$0.14	$0.12	$0.42	$0.36
Undistributed	1.45	0.85	3.70	2.57
	$1.59	$0.97	$4.12	$2.93

Comprehensive income:
Net income	$138,370	$84,262	$357,862	$254,671
Other comprehensive income:
Change in fair value of investments, net of tax	302	238	401	502
Total comprehensive income	$138,672	$84,500	$358,263	$255,173

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$357,862	$254,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	442,851	375,486
Asset retirement obligation	7,080	9,478
Deferred income taxes	211,615	150,648
Stock compensation	10,459	17,519
Gain on derivative instruments	(1,233)	(661)
Settlements on derivative instruments	(4,332)	—
Loss on early extinguishment of debt	—	16,214
Changes in non-current assets and liabilities	9,102	7,930
Other, net	(685)	3,354
Changes in operating assets and liabilities:
Receivables, net	(88,131)	24,398
Other current assets	9,799	8,763
Accounts payable and accrued liabilities	(13,639)	(31,652)
Net cash provided by operating activities	940,748	836,148
Cash flows from investing activities:
Oil and gas expenditures	(1,165,555)	(1,181,742)
Sales of oil and gas assets	37,707	12,167
Sales of other assets	31,252	550
Other expenditures	(34,657)	(42,913)
Net cash used by investing activities	(1,131,253)	(1,211,938)
Cash flows from financing activities:
Net bank debt borrowings	150,000	25,000
Proceeds from other long-term debt	—	750,000
Other long-term debt payments	—	(363,595)
Financing costs incurred	(100)	(13,821)
Dividends paid	(34,570)	(29,199)
Issuance of common stock and other	10,168	10,410
Net cash provided by financing activities	125,498	378,795
Net change in cash and cash equivalents	(65,007)	3,005
Cash and cash equivalents at beginning of period	69,538	2,406
Cash and cash equivalents at end of period	$4,531	$5,411

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY GO.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited financial statements have been prepared by Cimarex Energy Co. (“Cimarex”, “we”, or “us”) pursuant to rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K have been omitted.  Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our 2012 Annual Report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods and as of the dates shown.  Certain amounts in prior years’ financial statements have been reclassified to conform to the 2012 financial statement presentation.  We have evaluated subsequent events through the date of this filing.

Restricted Cash

At December 31, 2012, we had restricted cash of $811 thousand included in our non-current other assets which consisted of monies from third parties that were being held by Cimarex, as operator of a property in Oklahoma, until the ownership disputes among the third parties could be resolved.  As of September 30, 2013, the ownership disputes have been resolved and we have transferred the restricted cash and the related liability from non-current to current.

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

At September 30, 2013, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.  Our ceiling limitation has improved since December 31, 2012.  However, a decline of 5% in the value of the ceiling limitation would have resulted in an impairment.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur a full cost ceiling impairment related to our oil and gas properties in future quarters.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

allowance for bad debt, impairments of undeveloped properties and other assets, purchase price allocation, valuation of deferred tax assets, fair value measurements, and commitments and contingencies.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The components of our receivable accounts, accounts payable, and accrued liabilities are shown below:

(in thousands)	September 30, 2013	December 31, 2012
Receivables, net of allowance
Trade	$87,069	$55,528
Oil and gas sales	289,673	239,106
Gas gathering, processing, and marketing	14,363	7,901
Other	—	439
Receivables, net	$391,105	$302,974

Accounts payable
Trade	$84,152	$88,168
Gas gathering, processing, and marketing	26,930	15,485
Accounts payable	$111,082	$103,653

Accrued liabilities
Exploration and development	$173,066	$155,002
Taxes other than income	29,022	29,179
Other	201,325	208,728
Accrued liabilities	$403,413	$392,909

Recently Issued Accounting Standards

No significant accounting standards applicable to Cimarex have been issued during the quarter ended September 30, 2013.

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

The following tables summarize our outstanding hedging contracts as of September 30, 2013:

Oil Contracts

				Weighted Average Price			Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	Swap	(in thousands)
Oct 13 – Dec 13	Collars	6,000 Bbls	WTI	$85.00	$102.31	N/A	$(1,311)
Oct 13 – Dec 13	Swaps	6,000 Bbls	WTI	N/A	N/A	$96.13	$(2,987)
Jan 14 – Dec 14	Collars	6,000 Bbls	WTI	$85.00	$105.68	N/A	$1,477

(1)         WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Gas Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(in thousands)
Oct 13 – Dec 14	Collars	80,000 MMBtu	PEPL	$3.51	$4.57	$8,386

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

We have elected not to account for our derivatives as cash flow hedges.  Therefore, we recognize settlements and changes in the assets or liabilities relating to our open derivative contracts in earnings.  Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows.

The following table summarizes the net gains and (losses) from settlements and changes in fair value of our derivative contracts as presented in our accompanying financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Gain (loss) on derivative instruments, net
Natural gas contracts	$376	$—	$9,575	$—
Oil contracts	(11,200)	(5,329)	(8,342)	661
Gain (loss) on derivative instruments, net	$(10,824)	$(5,329)	$1,233	$661

Gains (losses) from settlement of derivative instruments:
Natural gas contracts	$1,189	$—	$1,189	$—
Oil contracts	(7,286)	—	(5,521)	—
Settlement gains (losses)	$(6,097)	$—	$(4,332)	$—

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs.  We estimate the fair value with internal risk-adjusted discounted cash flow calculations.  Cash flows are based on published forward commodity price curves for the underlying commodity as of the date of the estimate.  For collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices, and contract terms.

The fair value of our derivative instruments in an asset position includes a measure of counterparty credit risk and the fair value of instruments in a liability position includes a measure of our own non-performance risk.  These credit risks are based on current published credit default swap rates.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price.

Our derivative instruments are subject to enforceable master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty.  Our policy is to not offset asset and liability positions in our accompanying balance sheets.

The following table presents the amounts and classifications of our derivative assets and liabilities as of September 30, 2013, as well as the potential effect of netting arrangements on contracts with the same counterparty.  At December 31, 2012, we had no outstanding derivative contracts.

September 30, 2013: (in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$303	$—
Natural gas contracts	Current assets — Derivative instruments	$6,865	$—
Oil contracts	Non-current assets — Derivative instruments	$1,196	$—
Natural gas contracts	Non-current assets — Derivative instruments	$1,521	$—
Oil contracts	Current liabilities — Derivative instruments	$—	$4,320
Total gross amounts presented in accompanying balance sheet		$9,885	$4,320
Less: gross amounts not offset in the accompanying balance sheet		$(3,995)	$(3,995)
Net amount:		$5,890	$325

We are exposed to financial risks associated with our derivative contracts from non-performance by our counterparties.  We have mitigated our exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member of our bank credit facility.  Our member banks do not require us to post collateral for our hedge liability positions.

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

The following tables provide fair value measurement information for certain assets and liabilities as of September 30, 2013 and December 31, 2012:

September 30, 2013: (in thousands)	Carrying Amount	Fair Value
Financial Assets (Liabilities):
Bank debt	$(150,000)	$(150,000)
5.875% Notes due 2022	$(750,000)	$(765,000)
Derivative instruments — assets	$9,885	$9,885
Derivative instruments — liabilities	$(4,320)	$(4,320)

(in thousands) December 31, 2012:	Carrying Amount	Fair Value
Financial (Liabilities):
5.875% Notes due 2022	$(750,000)	$(825,750)

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Assessing the significance of a particular input to the fair value measurement requires judgment, including the consideration of factors specific to the asset or liability.  The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above.

Debt (Level 1)

The fair value of our bank debt at September 30, 2013 was estimated to approximate the carrying amount because the floating rate interest paid on such debt was set for periods of three months or less.

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability.  We accrue a reserve to the allowance for doubtful accounts when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated.  At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $6.0 and $6.5 million, respectively.

4.              Capital Stock

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock.  At September 30, 2013, there were no shares of preferred stock outstanding.  A summary of our common stock activity for the nine months ended September 30, 2013 follows:

(in thousands)
Issued and outstanding as of December 31, 2012	86,596
Restricted shares issued under compensation plans, net of reacquired stock and cancellations	41
Option exercises, net of cancellations	201
Issued and outstanding as of September 30, 2013	86,838

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Dividends

In September 2013, the Board of Directors declared a cash dividend of $0.14 per share.  The dividend is payable on December 2, 2013 to stockholders of record on November 15, 2013.  Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

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

We have recognized non-cash stock-based compensation cost as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Restricted stock	$5,329	$10,769	$17,252	$24,319
Stock options	940	692	2,355	2,117
	6,269	11,461	19,607	26,436
Less amounts capitalized to oil and gas properties	(2,922)	(3,160)	(9,148)	(8,917)
Compensation expense	$3,347	$8,301	$10,459	$17,519

Historical amounts may not be representative of future amounts as additional awards may be granted.

Restricted Stock and Units

The following tables provide information about restricted stock awards granted during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Performance-based stock awards	26,000	$56.85	24,000	$48.24
Service-based stock awards	228,200	$72.83	238,100	$53.19
Total restricted stock awards	254,200	$71.20	262,100	$52.73

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Performance-based stock awards	26,000	$56.85	262,770	$43.22
Service-based stock awards	277,236	$72.49	294,198	$54.03
Total restricted stock awards	303,236	$71.15	556,968	$48.93

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

From time to time, performance-based awards are granted to eligible executives and are subject to market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance.  After three years of continued service, an executive will be entitled to vest in 50% to 100% of the award.  In accordance with Internal Revenue Code Section 162(m), certain of the amounts awarded may not be deductible for tax purposes.  Service-based stock awards granted to other eligible employees and non-employee directors have vesting schedules of three to five years.

Compensation cost for the performance-based stock awards is based on the grant-date fair value of the award utilizing a Monte Carlo simulation model.  Compensation cost for the service-based vesting restricted shares is based upon the grant-date market value of the award.  Such costs are recognized ratably over the applicable vesting period.

The following table reflects the non-cash compensation cost related to our restricted stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Performance-based stock awards	$2,710	$7,719	$7,963	$15,390
Service-based stock awards	2,619	3,050	9,289	8,929
	5,329	10,769	17,252	24,319
Less amounts capitalized to oil and gas properties	(2,491)	(2,912)	(8,229)	(8,081)
Restricted stock compensation expense	$2,838	$7,857	$9,023	$16,238

The 2012 compensation cost for the performance-based awards includes $3.9 million of accelerated compensation expense related to the death of our former Chairman, F.H. Merelli.

Unrecognized compensation cost related to unvested restricted shares at September 30, 2013 was $52.7 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

The following table provides information on restricted stock and unit activity as of September 30, 2013 and changes during the year.  A restricted unit held by an employee represents a right to an unrestricted share of common stock upon completion of defined vesting and holding periods.  A restricted unit held by a non-employee director represents an election to defer payment of director fees until the time specified by the director in his deferred compensation agreement.  The remaining outstanding restricted units shown below represent restricted units held by a non-employee director who has elected to defer payment of common stock represented by the units until termination of his service on the Board of Directors.

	Restricted Stock	Restricted Units
Outstanding as of January 1, 2013	1,838,736	33,838
Vested	(383,175)	N/A
Converted to stock	N/A	(25,000)
Granted	303,236	—
Canceled	(133,530)	—
Outstanding as of September 30, 2013	1,625,267	8,838
Vested included in outstanding	N/A	8,838

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Stock Options

The following table provides information about stock options granted in 2013 and 2012:

	Three and Nine Months Ended September 30, 2013	Three and Nine Months Ended September 30, 2012

Options	144,400	152,800
Weighted average grant-date fair value	$21.64	$20.55
Weighted average exercise price	$72.25	$51.92

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

Non-cash compensation cost related to our stock options is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Stock option awards	$940	$692	$2,355	$2,117
Less amounts capitalized to oil and gas properties	(431)	(248)	(919)	(836)
Stock option compensation expense	$509	$444	$1,436	$1,281

As of September 30, 2013, there was $5.1 million of unrecognized compensation cost related to non-vested stock options.  We expect to recognize that cost pro rata over a weighted-average period of approximately 2.0 years.

Information about outstanding stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2013	687,459	$54.51
Granted	144,400	$72.25
Exercised	(201,295)	$50.51
Canceled	(2,663)	$86.00
Forfeited	(15,443)	$65.51
Outstanding as of September 30, 2013	612,458	$59.59	5.6 Years	$21,721
Exercisable as of September 30, 2013	262,776	$53.98	5.1 Years	$10,796

The following table provides information regarding the options exercised and the grant-date fair value of options vested:

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Number of options exercised	201,295	505,057
Cash received from option exercises	$10,168	$10,410
Intrinsic value of options exercised	$6,811	$20,232
Grant-date fair value of options vested	$2,521	$2,466

The following summary reflects the status of non-vested stock options as of September 30, 2013 and changes during the year:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Non-vested as of January 1, 2013	317,062	$23.22	$60.58
Granted	144,400	$21.64	$72.25
Vested	(96,337)	$26.17	$65.54
Forfeited	(15,443)	$25.96	$65.51
Non-vested as of September 30, 2013	349,682	$21.63	$63.82

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2013:

(in thousands)
Asset retirement obligation at January 1, 2013	$185,138
Liabilities incurred	4,272
Liability settlements and disposals	(41,540)
Accretion expense	5,987
Revisions of estimated liabilities	2,502
Asset retirement obligation at September 30, 2013	156,359
Less current obligation	(49,435)
Long-term asset retirement obligation	$106,924

7.              Long-Term Debt

Debt at September 30, 2013 and December 31, 2012 consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Bank debt	$150,000	$—
5.875% Senior Notes due 2022	750,000	750,000
Total long-term debt	$900,000	$750,000

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

Bank Debt

We have a five-year senior unsecured revolving credit facility (Credit Facility), which matures July 14, 2016.  The Credit Facility provides for a borrowing base of $2.25 billion with aggregate commitments of $1 billion from our lenders.  The borrowing base under the Credit Facility is determined at the discretion of the lenders based on the value of our proved reserves.  The next regular annual redetermination date is scheduled for April 15, 2014.

As of September 30, 2013, we had $150 million of bank debt outstanding at a weighted average interest rate of 2.28%.  We also had letters of credit outstanding under the Credit Facility of $2.5 million, leaving an unused borrowing availability of $847.5 million.

At our option, borrowings under the Credit Facility may bear interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.

The Credit Facility also has financial covenants that include the maintenance of current assets (including unused bank commitments) to current liabilities of greater than 1.0 to 1.0.  We also must maintain a leverage ratio of total debt to earnings before interest expense, income taxes and non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test write-downs, and goodwill impairments) of not more than 3.5 to 1.0.  Other covenants could limit our ability to incur additional indebtedness, pay dividends, repurchase our common stock, or sell assets.  As of September 30, 2013, we were in compliance with all of the financial and non-financial covenants.

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

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

8.              Income Taxes

The components of our provision for income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Current benefit	$—	$(1,629)	$—	$(1,629)
Deferred taxes	81,823	49,568	211,615	150,648
	$81,823	$47,939	$211,615	$149,019

At December 31, 2012, we had a U.S. net tax operating loss carryforward of approximately $480.7 million, which would expire between 2031 and 2032.  We believe that the carryforward will be utilized before it expires.  We also had an alternative minimum tax credit carryforward of approximately $4.4 million.

At September 30, 2013, we had no unrecognized tax benefits that would impact our effective rate and we have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2009-2012 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities, which remain open to examination for the 2008-2012 tax years.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rates for the nine months ended September 30, 2013 and September 30, 2012 were 37.2% and 36.9%, respectively.

9. Supplemental Disclosure of Cash Flow Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cash paid during the period for:
Interest expense (including capitalized amounts)	$1,932	$1,017	$27,158	$15,374
Interest capitalized	$394	$432	$15,706	$11,304
Income taxes	$—	$—	$205	$375
Cash received for income taxes	$213	$57	$450	$49,293

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

10.       Earnings per Share

The calculations of basic and diluted net earnings per common share under the two-class method are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Basic:
Net income	$138,370	$84,262	$357,862	$254,671
Participating securities’ share in earnings	(2,375)	(1,628)	(6,049)	(4,929)
Net income applicable to common shareholders	$135,995	$82,634	$351,813	$249,742

Diluted:
Net income	$138,370	$84,262	$357,862	$254,671
Participating securities’ share in earnings	(2,371)	(1,622)	(6,041)	(4,910)
Net income applicable to common shareholders	$135,999	$82,640	$351,821	$249,761

Shares:
Basic shares outstanding	85,213	84,681	85,213	84,681
Incremental shares from assumed exercise of stock options	134	316	117	340
Fully diluted common stock	85,347	84,997	85,330	85,021
Excluded (1)	232	400	254	408

Earnings per share to common shareholders: (2)
Basic	$1.59	$0.97	$4.12	$2.94
Diluted	$1.59	$0.97	$4.12	$2.93

(1)         Inclusion of certain outstanding stock options would have an anti-dilutive effect.

(2)         Earnings per share are based on actual figures rather than the rounded figures presented.

11.       Commitments and Contingencies

Commitments

We have commitments of $176.9 million to finish drilling and completing wells in progress at September 30, 2013.

In New Mexico and Texas, we are constructing gathering facilities and pipelines.  At September 30, 2013, we had commitments of $4.1 million relating to these construction projects.

At September 30, 2013, we had firm sales contracts to deliver approximately 25 Bcf of natural gas over the next 11 months.  If this gas is not delivered, our financial commitment would be approximately $82.8 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels.

We have other various transportation and delivery commitments in the normal course of business, which approximate $3.5 million over the next four years.

We have various commitments for office space and equipment under operating lease arrangements totaling $130.7 million for the next five years and beyond.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

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

Hitch Enterprises, Inc. et al. v. Cimarex Energy Co. et al.

On December 11, 2012, Cimarex entered into a preliminary resolution of the Hitch Enterprises, Inc., et al. v. Cimarex Energy Co., et al. (Hitch) litigation matter for $16.4 million.  Hitch is a statewide royalty class action pending in the Federal District Court in Oklahoma City, Oklahoma.  The settlement was reached at a mediation, which occurred after the parties began to exchange information, including damage analyses, on November 16, 2012.  On July 2, 2013, the Court entered a judgment approving the parties’ settlement.  The judgment became final and unappealable on August 2, 2013. Cimarex distributed the settlement proceeds pursuant to the Court’s order in September 2013 and the administration of the settlement is ongoing.  In the fourth quarter of 2012, we accrued $16.4 million for this matter.

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

The following table reflects the change in the non-current accrued liability for this lawsuit for the nine months ended September 30, 2013:

(in thousands)
Outstanding at January 1, 2013	$155,374
Accrued post-judgment interest and costs	7,070
Outstanding at September 30, 2013	$162,444

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

(Unaudited)

12.               Property Sales and Acquisitions

We sold interests in various oil and gas properties for $37.7 million during the first nine months of 2013. There were $12.2 million of oil and gas property sales during the first nine months of 2012. During the second quarter of 2013, we also sold a 50% interest in our Culberson County, Texas Triple Crown gas gathering and processing system for approximately $31 million.

During the first nine months of 2013 and 2012, we had property acquisitions of $6.2 million and $11.3 million, respectively.

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

Our revenue, profitability and future growth are highly dependent on the commodity prices we receive.  Prices impact the amount of cash flow available for capital expenditures, our ability to raise additional capital and the fair market value of our assets.  We use the full cost method of accounting for oil and gas activities.  An extended decline in oil and/or gas prices could have an adverse effect on our financial position and results of operations, including the determination of full cost accounting ceiling test write-downs.

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that impact reported results of operations and the amount of reported assets, liabilities, equity and proved reserves.

Third quarter 2013 summary of operating and financial results:

•                  Net income increased 64% to $138.4 million, or $1.59 per diluted share.

•                  Oil, gas and NGL sales for the third quarter of 2013 were $549.6 million, 38% higher than a year earlier.

•                  Our overall production volumes increased 13% to a record 716.8 MMcfe per day.

•                  Oil production grew 21%, to a record 39,292 barrels per day.

•                  NGL volumes increased by 16% and gas volumes were up 7%.

•                  Year-to-date cash flow provided by operating activities was $940.7 million versus $836.1 million for the same period of 2012.

•                  Year-to-date exploration and development expenditures totaled $1.187 billion.

•                  Total debt at September 30, 2013 was $900 million, up $150 million from year-end 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Oil Prices:
Average WTI Cushing price ($/Bbl)	$105.81	$92.22	$98.14	$96.21
Average realized sales price ($/Bbl)	$102.88	$88.18	$93.81	$91.67

Gas Prices:
Average Henry Hub price ($/Mcf)	$3.58	$2.80	$3.67	$2.58
Average realized sales price ($/Mcf)	$3.72	$2.79	$3.73	$2.71

NGL Prices:
Average realized sales price ($/Bbl)	$28.63	$28.55	$28.57	$31.35

On an energy equivalent basis, 51% of our aggregate 2013 production was crude oil and NGLs.  A $1.00 per barrel change in our average realized sales price would have resulted in a $15.8 million change in our combined oil and NGL revenues.  Similarly, 49% of our production was natural gas.  A $0.10 per Mcf change in our average realized gas sales price would have resulted in a $9.3 million change in our gas revenues.

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

Transportation and other operating costs include expenditures to prepare and move oil and gas from the wellhead to a specified sales point.  In some cases we receive a payment from purchasers which is net of these costs, and in other instances we separately pay for transportation.  If costs are netted in the proceeds received, both the gross revenues and gross costs are shown in sales and expenses, respectively.

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

At September 30, 2013, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.  Our ceiling limitation has improved since December 31, 2012.  However, a decline of 5% in the value of the ceiling limitation would have resulted in an impairment.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur a full cost ceiling impairment related to our oil and gas properties in future quarters.

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

For 2012, we hedged about half of our anticipated oil production.  We did not hedge any of our gas or NGL production.  All of the oil contracts expired during 2012 without any cash settlements and we did not have any hedges in place at year-end.

In the first nine months of 2013, we hedged approximately 32% of our anticipated 2013 oil production, and 23% of our anticipated gas production.  We have also hedged a portion of our 2014 oil and gas production.  For contracts that have settled through September 30, 2013, we have paid net cash settlements of $5.5 million on oil contracts and received $1.2 million of cash settlements on our gas contracts.

The following tables summarize our outstanding contracts as of September 30, 2013:

Oil Contracts

				Weighted Average Price
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	Swap
Oct 13 – Dec 13	Collars	6,000 Bbls	WTI	$85.00	$102.31	N/A
Oct 13 – Dec 13	Swaps	6,000 Bbls	WTI	N/A	N/A	$96.13
Jan 14 – Dec 14	Collars	6,000 Bbls	WTI	$85.00	$105.68	N/A

(1)     WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

Gas Contacts

				Weighted Average Price
Period	Type	Volume/Day	Index(1)	Floor	Ceiling
Oct 13 – Dec 14	Collars	80,000 MMBtu	PEPL	$3.51	$4.57

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended September 30, 2013 vs. September 30, 2012

Net income for the third quarter of 2013 was $138.4 million ($1.59 per diluted share), up 64% from $84.3 million ($0.97 per diluted share) for the same period of 2012.  For the first nine months of 2013, net income of $357.9 million ($4.12 per diluted share) was 41% higher than net income of $254.7 million ($2.93 per diluted share) for 2012.  The increases in net income for the 2013 periods were primarily a result of higher revenues from increased production volumes and higher realized commodity prices, which were partially offset by higher operating expenses.  In addition, the first nine months of 2012 included a loss on early extinguishment of debt.  These changes are discussed further in the analysis that follows.

Commodity Sales			Percent Change Between	Price/Volume Change
(in thousands or as indicated)	2013	2012	2013/2012	Price	Volume	Total
For the Three Months Ended September 30,
Oil sales	$371,881	$263,315	41%	$53,141	$55,425	$108,566
Gas sales	118,824	83,208	43%	29,674	5,942	35,616
NGL sales	58,922	50,860	16%	165	7,897	8,062
	$549,627	$397,383		$82,980	$69,264	$152,244

For the Nine Months Ended September 30,
Oil sales	$933,879	$759,609	23%	$21,304	$152,966	$174,270
Gas sales	346,492	238,102	46%	94,772	13,618	108,390
NGL sales	168,106	154,160	9%	(16,355)	30,301	13,946
	$1,448,477	$1,151,871		$99,721	$196,885	$296,606

	For the Three Months Ended September 30,		Percent Change Between	For the Nine Months Ended September 30,		Percent Change Between
	2013	2012	2013/2012	2013	2012	2013/2012
Total oil volume — thousand barrels	3,615	2,986	21%	9,955	8,287	20%
Oil volume — barrels per day	39,292	32,456	21%	36,464	30,243	21%
Average oil price — per barrel	$102.88	$88.18	17%	$93.81	$91.67	2%

Total gas volume — MMcf	31,908	29,831	7%	92,914	87,825	6%
Gas volume — MMcf per day	346.8	324.2	7%	340.3	320.5	6%
Average gas price — per Mcf	$3.72	$2.79	33%	$3.73	$2.71	38%

Total NGL volume — thousand barrels	2,058	1,781	16%	5,883	4,917	20%
NGL volume — barrels per day	22,373	19,360	16%	21,550	17,944	20%
Average NGL price — per barrel	$28.63	$28.55	—	$28.57	$31.35	-9%
Total equivalent production volumes — MMcfe per day	716.8	635.1	13%	688.4	609.6	13%

Third quarter 2013 commodity sales of $549.6 million were 38% higher than year-earlier sales of $397.4 million.  Most of the $152.2 million increase in sales resulted from higher oil production and prices.

For the first nine months of 2013, commodity sales totaled $1.448 billion, up 26% from $1.152 billion for the same period of 2012.  The $296.6 million increase was attributable to increases in production volumes for each of the commodities and higher realized sales prices for oil and gas.

Our third-quarter 2013 aggregate average production volumes reached a record 716.8 MMcfe per day, up 13% from 635.1 MMcfe per day for the same period in 2012.  Average production volumes for the first nine months of 2013 were 688.4 MMcfe per day, up 13% from 609.6 MMcfe per day for the comparable 2012 period.  The period-over-period increases in production were a result of our drilling programs in the Permian Basin and western Oklahoma.

Oil production during the third quarter of 2013 grew 21% to a record 39,292 barrels per day, compared to 32,456 barrels per day in 2012.  This increase resulted in an additional $55.4 million of oil sales revenue.  During the first nine months of 2013, our oil production averaged 36,464 barrels per day, up from 30,243 barrels per day in the 2012 period.  The 21% increase contributed $153.0 million of additional revenue for the first nine months of 2013.

Third-quarter 2013 gas production averaged 346.8 MMcf per day, compared to 324.2 MMcf per day in the second quarter of 2012.  This 7% increase resulted in an additional $5.9 million of gas revenue for the third quarter of 2013.  During the first nine months of 2013 our gas production averaged 340.3 MMcf per day, up 6% from the first nine months of 2012 average of 320.5 MMcf per day.

Increased gas production contributed additional revenue of $13.6 million for the first nine months of 2013.

NGL production volumes in the third quarter of 2013 increased 16% to 22,373 barrels per day compared to 19,360 barrels per day in the 2012 period, which resulted in additional revenue of $7.9 million.  During the first nine months of 2013, NGL production averaged 21,550 barrels per day, compared to 17,944 barrels per day in the 2012 period.  The 20% increase in production provided an additional $30.3 million of revenue in 2013.

Our average realized oil price of $102.88 per barrel received in the third quarter of 2013 was 17% higher than the 2012 average price of $88.18.  The increase in price contributed an additional $53.1 million in revenue.  In the first nine months of 2013, our average realized oil price was $93.81 per barrel, which was 2% higher than the average price of $91.67 for the same period of 2012.  The increase in price accounted for $21.3 million of higher oil revenue during the first nine months of 2013.

In the third quarter of 2013, we realized an average gas price of $3.72 per Mcf, up from $2.79 per Mcf in the third quarter of 2012, or an increase of 33%, which contributed $29.7 million of additional gas revenue.  Our average realized gas price of $3.73 per Mcf for the first nine months of 2013 was 38% higher than an average realized price of $2.71 for the same period of 2012.  The higher price received in 2013 resulted in increased gas revenues of $94.8 million.

The average NGL price we received in the third quarter of 2013 of $28.63 per barrel was flat compared to $28.55 per barrel in the third quarter of 2012.  In the first nine months of 2013, we received an average NGL price of $28.57 per barrel, which was 9% lower than the 2012 average price of $31.35 and resulted in $16.4 million of lower NGL revenue in 2013.

Changes in realized commodity prices were the result of overall market conditions.

We sometimes transport, process and market third-party gas that is associated with our gas.  The table below reflects our pre-tax operating margin (revenues less direct expenses) for third-party gas gathering and processing as well as the marketing margin (revenues less purchases) for marketing third-party gas.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Gas Gathering, Processing, Marketing and Other (in thousands):
Gas gathering, processing and other revenues	$11,380	$10,054	$32,951	$31,940
Gas gathering and processing costs	(6,970)	(5,496)	(18,310)	(15,302)
Gas gathering, processing and other margin	$4,410	$4,558	$14,641	$16,638

Gas marketing revenues, net of related costs	$329	$(525)	$21	$(741)

Changes in net margins from gas gathering, processing, marketing and other activities result from volumetric changes and overall market conditions.

In the third quarter of 2013, our total operating costs and expenses (not including gas gathering, processing and marketing costs, or income tax expense) were $329.8 million, up 22% compared to $271.4 million in the third quarter of 2012.  For the first nine months of 2013, operating costs were $889.9 million, or an increase of 18% over the same period of 2012.  Analyses of the year-over-year differences are discussed below.

	For the Three Months Ended September 30,		Variance Between	Per Mcfe
	2013	2012	2013/2012	2013	2012
Operating costs and expenses (in thousands):
Depreciation, depletion and amortization	$159,182	$135,987	$23,195	$2.41	$2.33
Asset retirement obligation	1,797	3,512	(1,715)	$0.03	$0.06
Production	76,166	62,699	13,467	$1.16	$1.07
Transportation and other operating	25,838	14,481	11,357	$0.39	$0.25
Taxes other than income	31,104	24,095	7,009	$0.47	$0.41
General and administrative	19,003	14,742	4,261	$0.29	$0.25
Stock compensation	3,347	8,301	(4,954)	$0.05	$0.14
(Gain) loss on derivative instruments, net	10,824	5,329	5,495	N/A	N/A
Other operating, net	2,507	2,236	271	N/A	N/A
	$329,768	$271,382	$58,386

	For the Nine Months Ended September 30,		Variance Between	Per Mcfe
	2013	2012	2013/2012	2013	2012
Operating costs and expenses (in thousands):
Depreciation, depletion and amortization	$442,851	$375,486	$67,365	$2.36	$2.25
Asset retirement obligation	7,080	9,478	(2,398)	$0.04	$0.06
Production	214,985	192,818	22,167	$1.15	$1.15
Transportation and other operating	66,494	40,966	25,528	$0.35	$0.25
Taxes other than income	84,039	72,738	11,301	$0.45	$0.44
General and administrative	57,416	41,523	15,893	$0.31	$0.25
Stock compensation	10,459	17,519	(7,060)	$0.06	$0.11
(Gain) loss on derivative instruments, net	(1,233)	(661)	(572)	N/A	N/A
Other operating, net	7,804	7,295	509	N/A	N/A
	$889,895	$757,162	$132,733

Our third quarter 2013 DD&A expense of $159.2 million was 17% higher than during the same period of 2012 and accounted for 40% of the total quarter-over-quarter increase in costs and expenses.  On a unit of production basis, third-quarter 2013 DD&A increased by $0.08 to $2.41 per Mcfe.  For the first nine months of 2013, DD&A was $442.9 million, up 18% compared to the same period of 2012.  This increase was 51% of the aggregate year-over-year variance.  DD&A per Mcfe for the first nine months of 2013 increased by $0.11 to $2.36 per Mcfe.  About two-thirds of the increases in DD&A in the 2013 periods were attributable to our higher production volumes.  The rest of the increase was a result of a higher DD&A rate.  Our DD&A rate has increased because the per unit cost of adding new proved reserves has exceeded the net remaining book basis of proved reserves added in prior years.

Production costs consist of lease operating expense and workover expense as follows:

	For the Three Months Ended September 30,		Variance Between	Per Mcfe
(in thousands)	2013	2012	2013/2012	2013	2012
Lease operating expense	$60,364	$52,100	$8,264	$0.92	$0.89
Workover expense	15,802	10,599	5,203	0.24	0.18
	$76,166	$62,699	$13,467	$1.16	$1.07

	For the Nine Months Ended September 30,		Variance Between	Per Mcfe
(in thousands)	2013	2012	2013/2012	2013	2012
Lease operating expense	$166,995	$163,076	$3,919	$0.89	$0.98
Workover expense	47,990	29,742	18,248	0.26	0.17
	$214,985	$192,818	$22,167	$1.15	$1.15

Our third quarter 2013 lease operating expense (LOE) of $60.4 million increased 16% from $52.1 million during the same period of 2012.  In 2013, increased costs due to new well activity were partially offset by decreased costs related to property divestitures which occurred subsequent to the third quarter of 2012.

LOE for the first nine months of 2013 increased by 2% to $167.0 million compared to $163.1 million in 2012.  In 2013, increased costs due to new well activity were largely offset by decreased costs from property divestitures and decreased salt water disposal costs.

Our workover expenses for the third quarter and first nine months of 2013 were considerably higher than costs incurred for the same periods of 2012.  Workover costs will fluctuate based on the amount of maintenance and remedial activity planned and/or required during the period.

In general, transportation and other operating costs vary by product type and area.  Increases or decreases in sales volumes, compression charges and fuel costs also have an impact.  As we have grown our oil and NGL production in the Permian Basin and western Oklahoma, we have experienced an increase in these costs.  In the third quarter of 2013, transportation and other operating costs increased 78% to $25.8 million compared to $14.5 million for the third quarter of 2012.  For the first nine months of 2013, transportation and other operating costs were $66.5 million, up 62% from $41.0 million for the same period of 2012.

Taxes other than income are assessed by state and local taxing authorities on production, revenues or the value of properties.  Revenue based severance taxes, which are our largest component of these taxes, will fluctuate with increases and decreases in commodity prices.

General and administrative costs were as follows:

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
(in thousands)	2013	2012	2013/2012	2013	2012	2013/2012
G&A capitalized to oil & gas properties	$19,836	$16,880	$2,956	$57,530	$50,831	$6,699
G&A expense	19,003	14,742	4,261	57,416	41,523	15,893
	$38,839	$31,622	$7,217	$114,946	$92,354	$22,592
G&A expense per Mcfe	$0.29	$0.25		$0.31	$0.25

G&A costs of $38.8 million for the third quarter of 2013 were 23% higher than costs for the third quarter of 2012.  The increase was mainly attributable to higher salaries and benefits due to more employees in 2013.  In addition, we had increased rent related to new office facilities.

For the first nine months of the year G&A costs of $114.9 million were 24% higher than G&A for the same period of 2012.  In 2013 we experienced increased costs for salaries and benefits, and increased rent related to new office facilities.  In addition, 2013 expenditures include $7 million for university endowments established in honor of our former Chairman F.H. Merelli and $1 million of contributions for tornado relief in Oklahoma.

Stock compensation expense consists of non-cash charges resulting from the issuance of restricted stock and stock option awards, net of amounts capitalized.  We have recognized non-cash stock-based compensation cost as follows:

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
(in thousands)	2013	2012	2013/2012	2013	2012	2013/2012
Performance-based restricted stock awards	$2,710	$7,719	$(5,009)	$7,963	$15,390	$(7,427)
Service-based restricted stock awards	2,619	3,050	(431)	9,289	8,929	360
Restricted stock	5,329	10,769	(5,440)	17,252	24,319	(7,067)
Stock option awards	940	692	248	2,355	2,117	238
Total stock compensation	6,269	11,461	(5,192)	19,607	26,436	(6,829)
Less amounts capitalized to oil & gas properties	(2,922)	(3,160)	238	(9,148)	(8,917)	(231)
Stock compensation	$3,347	$8,301	$(4,954)	$10,459	$17,519	$(7,060)

The 2012 costs for the performance-based awards include $3.9 million of accelerated compensation expense related to the death of our former Chairman, F.H. Merelli.  Expense associated with stock compensation will fluctuate based on the grant-date market value of the award and the number of awards granted.  See Note 5 to the Consolidated Financial Statements for further discussion regarding our stock-based compensation.

We have not elected hedge accounting treatment for our derivative instruments.  Therefore, we recognize settlements and changes in the assets or liabilities relating to our open derivative contracts in earnings.  Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows.  See Note 2 to the Consolidated Financial Statements for further details regarding our derivative instruments.

The following table summarizes the net (gains) and losses from settlements and changes in fair value of our derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
(Gain) loss on derivative instruments, net
Natural gas contracts	$(376)	$––	$(9,575)	$––
Oil contracts	11,200	5,329	8,342	(661)
(Gain) loss on derivative instruments, net	$10,824	$5,329	$(1,233)	$(661)

Settlement (gains) losses:
Natural gas contracts	$(1,189)	$––	$(1,189)	$––
Oil contracts	7,286	––	5,521	––
Settlement (gains) losses	$6,097	$––	$4,332	$––

Other operating, net consists of costs related to various legal matters, most of which pertain to litigation, contract settlements and title and royalty issues.  See Note 11 to the Consolidated Financial Statements for further information regarding litigation matters.

Other (income) and expense

	For the Three Months Ended September 30,		Variance Between	For the Nine Months Ended September 30,		Variance Between
(in thousands)	2013	2012	2013/2012	2013	2012	2013/2012

Interest expense	$13,954	$13,223	$731	$41,272	$35,570	$5,702
Capitalized interest	(7,286)	(9,231)	1,945	(23,868)	(26,154)	2,286
Loss on early extinguishment of debt	––	––	—	—	16,214	(16,214)
Other, net	(2,263)	(6,159)	3,896	(13,637)	(18,714)	5,077
	$4,405	$(2,167)	$6,572	$3,767	$6,916	$(3,149)

Interest expense includes interest on debt and amortization of financing costs.  Our third quarter 2013 interest expense increased 6% compared to that of the third quarter of 2012.  The increase resulted from having higher outstanding bank debt in the third quarter of 2013.  Interest expense for the first nine months of 2013 was 16% higher than the same period of 2012.  Most of the increase relates to our 5.875% senior notes being outstanding for all of 2013, whereas they were only outstanding for five months during the first nine months of 2012.  See Long-term Debt below for further information regarding our senior notes.

We capitalize interest on non-producing leasehold costs, the costs of drilling and completing wells and constructing qualified assets.  Period over period costs will fluctuate based on the current rate of interest and the amount of costs on which interest is calculated.

In connection with the retirement of our 7.125% senior notes during the second quarter of 2012, we recognized a $16.2 million loss on early extinguishment of debt.  See Long-term Debt below for additional information regarding our senior notes.

Components of other, net consist of miscellaneous income and expense items that will vary from period to period, including gain or loss on the sale or value of oil and gas well equipment, income and expense associated with other non-operating activities, miscellaneous asset sales and interest income.  The 63% decrease in other, net (income) for the third quarter of 2013 versus 2012 is mainly due to lower income from non-operating activities.  The 27% decrease in other, net (income) for the first nine months of 2013 compared to the same period of 2012 results from lower income from non-operating activity and lower gains on sales of oil and gas well equipment which were partially offset by net gains on the sale of certain assets.

Income Tax Expense

The components of our provision for income taxes are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Current benefit	$—	$(1,629)	$—	$(1,629)
Deferred taxes	81,823	49,568	211,615	150,648
	$81,823	$47,939	$211,615	$149,019
Combined Federal and state effective income tax rate	37.2%	36.3%	37.2%	36.9%

Our combined Federal and state effective tax rates differ from the statutory rate of 35% primarily due to state income taxes and non-deductible expenses.  See Note 8 to the Consolidated Financial Statements of this report for additional information regarding our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity is highly dependent on the prices we receive for the oil, gas and NGLs we produce.  Commodity prices are market driven and may be volatile.  Prices received for production heavily influence our revenue, cash flow, profitability, access to capital and future rate of growth.

During the first nine months of 2013, our average realized price for natural gas was $3.73 per Mcf, an increase of 38% over the realized price for the same period of 2012.  During the first nine months of 2013 our average realized price per barrel of oil was $93.81, an increase of 2% compared to the 2012 period.  Our realized price for NGLs during 2013 has averaged $28.57 per barrel, which was 9% lower than the average realized price for the same period of 2012.  Future prices for these commodities will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors.

We deal with volatility in commodity prices by maintaining flexibility in our capital investment program.  In addition, we periodically hedge a portion of our oil and/or gas production to mitigate our potential exposure to price declines and the corresponding negative impact on cash flow available for investment.  Our 2013 exploration and development (E&D) capital expenditures are currently expected to be approximately $1.6 billion.  Nearly all the capital is directed towards oil and liquids-rich gas opportunities in the Permian Basin and Cana-Woodford shale play.

We expect our 2013 E&D capital expenditures to be funded primarily by cash flow provided by operating activities.  Modest increases in our long-term debt and occasional property sales often supplement funding of any capital expenditures.  During 2013, we have drawn $150 million on our credit facility and have $847.5 million of undrawn capacity.

We consider acquisition opportunities that play to our strengths and have drilling upside.  However, the timing and size of potential acquisitions is unpredictable.

At September 30, 2013, our total debt outstanding was $900 million, which was comprised of $150 million of bank debt and $750 million of our 5.875% senior notes.  Debt to total capitalization at September 30, 2013 was 19%.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt of $900 million divided by long-term debt of $900 million plus stockholders’ equity of $3.816 billion.  Management believes that this non-GAAP measure is useful information and it is a common statistic referred to by the investment community.

We believe that our operating cash flow and other capital resources will be adequate to meet our needs for our planned capital expenditures, working capital, debt servicing and dividend payments for 2013 and beyond.

Analysis of Cash Flow Changes

Cash flow provided by operating activities of $940.7 million for the first nine months of 2013 increased by $104.6 million (13%), compared to $836.1 million for the same period of 2012.  Increased revenues in 2013 from higher production volumes and increased realized oil and gas prices were partially offset by higher operating expenses and an increase in the amount of outstanding accounts receivable.

Net cash flow used by investing activities for the first nine months of 2013 declined 7% to $1.1 billion, compared to $1.2 billion for 2012.  In 2013, we had oil and gas and other capital expenditures of $1.2 billion, which were partially offset by $69.0 million of asset sales.  For the same period of 2012, expenditures for oil and gas and other capital costs were also $1.2 billion and proceeds from asset sales were $12.7 million.

During the first nine months of 2013, net cash flow provided by financing activities was $125.5 million.  For the same period of 2012, net cash flow provided by financing activities was $378.8 million.  The $253.3 million decrease from 2012 to 2013 resulted mainly from our long-term debt activity.  During the first nine months of 2013, net borrowings under our credit facility provided $150 million of cash flow.  In 2012, we issued $750 million of 5.875% senior notes and used $363.6 million of the proceeds to retire our outstanding 7.125% senior notes.  Net proceeds from the debt offering together with $25 million of net bank debt borrowings provided $411.4 million of cash flow for the 2012 period.

Reconciliation of Adjusted Cash Flow from Operations

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$940,748	$836,148
Change in operating assets and liabilities	91,971	(1,509)
Adjusted cash flow from operations	$1,032,719	$834,639

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

Capital Expenditures

The following table sets forth certain historical information regarding our capitalized expenditures for our oil and gas acquisition, exploration and development activities, and property sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Acquisitions:
Proved *	$(246)	$––	$677	$—
Unproved	1,816	4,636	5,481	11,349
	1,570	4,636	6,158	11,349
Exploration and development:
Land and seismic	59,035	28,226	127,064	86,613
Exploration and development	328,655	389,989	1,059,546	1,120,740
	387,690	418,215	1,186,610	1,207,353
Sales proceeds:
Proved *	1,212	(10,894)	(36,667)	(11,079)
Unproved	—	––	(1,041)	(1,088)
	1,212	(10,894)	(37,708)	(12,167)
	$390,472	$411,957	$1,155,060	$1,206,535

*     The negative amount in the third-quarter 2013 proved acquisitions and the positive amount in the third-quarter 2013 proved sales proceeds reflect net purchase price adjustments related to second-quarter 2013 activity.

Capital expenditures in the table above are presented on an accrual basis.  Additions to property and equipment in the Condensed Consolidated Statements of Cash Flows reflect capital expenditures on a cash basis, when payments are made.

Our exploration and development expenditures of $1.187 billion during the first nine months of 2013 were slightly lower than the $1.207 billion of expenditures during the 2012 period.  Approximately 65% of our 2013 expenditures were for Permian Basin projects, located in the Delaware Basin of Texas and southeast New Mexico, mainly targeting the Bone-Spring and Wolfcamp formations.  Most of the rest of our expenditures were in our Cana-Woodford shale play.

The following table reflects wells drilled by region:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Gross wells
Permian Basin	42	37	132	131
Mid-Continent	67	55	154	119
Gulf Coast / Other	3	1	5	3
	112	93	291	253
Net wells
Permian Basin	28	24	87	88
Mid-Continent	21	23	56	49
Gulf Coast / Other	3	—	4	1
	52	47	147	138
% Gross wells completed as producers	99%	99%	99%	97%

As of September 30, 2013, we had 22 net wells awaiting completion:  12 Mid-Continent and 10 Permian Basin.  We also had 16 operated rigs running:  13 in the Permian Basin, 2 in the Mid-Continent and 1 in the Gulf Coast.

We regularly review our exploration and development capital expenditures and will adjust our activity based on changes in commodity prices, service costs and drilling success.  We have a diversified portfolio that gives us the flexibility to adjust our capital expenditures based upon market conditions.

We sold interests in various oil and gas properties for $37.7 million during the first nine months of 2013. There were $12.2 million of oil and gas property sales during the first nine months of 2012. During the second quarter of 2013, we also sold a 50% interest in our Culberson County, Texas Triple Crown gas gathering and processing system for approximately $31 million.

In the first nine months of 2013 and 2012, we had property acquisitions of $6.2 million and $11.3 million, respectively.

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

During the first nine months of 2013 our total assets increased by $749.2 million to $7.1 billion, up from $6.3 billion at December 31, 2012.  The increase resulted mostly from the $740.7 million increase in our net oil and gas properties.

At September 30, 2013, our total liabilities were $3.2 billion, up $407.7 million from $2.8 billion at December 31, 2012.  The increase is primarily attributable to a net increase in long-term debt of $150.0 million, an increase in non-current deferred income taxes of $217.3 million, and an increase in current liabilities of $60.0 million.

Our stockholders’ equity totaled $3.8 billion at September 30, 2013, up $341.5 million from $3.5 billion at December 31, 2012.  The increase resulted mainly from net income of $357.9 million less dividends of $36.4 million.

Dividends

A quarterly cash dividend has been paid to shareholders since the first quarter of 2006.  On February 26, 2013, the Board of Directors increased the cash dividend on our common stock from $0.12 to $0.14 per common share.  Future dividend payments will depend on the company’s level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Working Capital Analysis

Our working capital balance fluctuates primarily as a result of our exploration and development activities, realized commodity prices, and changes related to our operating activities.  Working capital is also impacted by changes in our oil and gas well equipment and supplies, our current tax provision, accrued G&A and changes in the fair value of our outstanding derivative instruments.

Our working capital decreased $33.3 million (19%) from a deficit of $175.7 million at year-end 2012 to a deficit of $209.0 million at September 30, 2013.

Working capital decreased primarily because of the following:

•                  Cash and cash equivalents decreased by $65.0 million

•                  Accrued liabilities related to our E&D expenditures increased by $18.1 million.

•                  Net accounts payable and accrued liabilities related to non-E&D expenditures increased by $37.6 million.

These working capital decreases were partially offset by an increase in operations related accounts receivable of $88.6 million.

Accounts receivable are a major component of our working capital and include a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies and other end-users.  The collection of receivables during the periods presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Long-term Debt

Debt at September 30, 2013 and December 31, 2012 consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Bank debt	$150,000	$—
5.875% Senior Notes due 2022	750,000	750,000
Total long-term debt	$900,000	$750,000

Bank Debt

We have a five-year senior unsecured revolving credit facility (Credit Facility), which matures July 14, 2016.  The Credit Facility provides for a borrowing base of $2.25 billion with aggregate commitments of $1 billion from our lenders.  The borrowing base under the Credit Facility is determined at the discretion of the lenders based on the value of our proved reserves.  The next regular annual redetermination date is scheduled for April 15, 2014.

As of September 30, 2013, we had $150 million of bank debt outstanding at a weighted average interest rate of 2.28%.  We also had letters of credit outstanding of $2.5 million, leaving an unused borrowing availability of $847.5 million.  During the first nine months of 2013, we had average daily bank debt outstanding of $147.4 million, compared to $73.3 million for the same period in 2012.  Our highest amount of bank borrowings outstanding during the first nine months of 2013 was $285 million, occurring in mid-September.  During the first nine months of 2012, the highest amount of outstanding bank borrowings was $275 million, occurring in mid-March.

At our option, borrowings under the Credit Facility may bear interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.

The Credit Facility has a number of financial and non-financial covenants of which we were in compliance with at September 30, 2013.  See Note 7 to the Consolidated Financial Statements for further information.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2013, our material off-balance sheet arrangements included operating lease agreements, which are customary in the oil and gas industry and are included in the table below.

Contractual Obligations and Material Commitments

At September 30, 2013, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations: (in thousands)	Total	1 Year or Less	2-3 Years		4-5 Years		More than 5 Years

Long-term debt(1)	$900,000	$—	$150,000		$—		$750,000
Fixed-Rate interest payments(1)	396,563	44,063	88,125		88,125		176,250
Operating leases	130,681	8,680	21,348		20,794		79,859
Drilling commitments(2)	176,922	176,922	––		—		—
Gathering facilities and pipelines(3)	4,089	4,089	—		—		—
Asset retirement obligation (4)	156,359	49,435	––	(4)	—	(4)	—	(4)
Other liabilities(5)	69,022	19,909	31,568		961		16,584
Firm Transportation	808	600	208		—		—

(1)         These amounts do not include interest on the $150 million of bank debt outstanding at September 30, 2013.  See Item 3: Interest Rate Risk for more information regarding fixed and variable rate debt.

(2)         Our drilling commitments consist of obligations to finish drilling and completing wells in progress at September 30, 2013.

(3)         We have projects in New Mexico and Texas where we are constructing gathering facilities and pipelines.  At September 30, 2013, we had commitments of $4.1 million relating to this construction.

(4)         We have not included the long-term asset retirement obligations because we are not able to precisely predict the timing of these amounts.

(5)         Other liabilities include the fair value of our liabilities associated with our benefit obligations and other miscellaneous commitments.

At September 30, 2013, we had firm sales contracts to deliver approximately 25 Bcf of natural gas over the next 11 months.  In total, our financial exposure would be approximately $82.8 million should we not deliver this gas.  Our exposure will fluctuate with price volatility and actual volumes delivered.  However, we believe Cimarex has no financial exposure from these contracts based on our current proved reserves and production levels.

In the normal course of business we have various delivery commitments which are not material individually or in the aggregate.  All of the noted commitments were routine and were made in the normal course of our business.

Based on current commodity prices and anticipated levels of production, we believe that estimated net cash generated from operations and amounts available under our existing Credit Facility will be adequate to meet future liquidity needs.

2013 Outlook

Our 2013 E&D capital investment is presently expected to be approximately $1.55 to $1.6 billion.  Nearly all of this capital will be used for drilling oil and liquids-rich gas wells in the Permian Basin and Cana-Woodford shale play.

Production for 2013 is projected to be in the range of 695-700 MMcfe per day, or 11-12% growth over 2012. Fourth-quarter 2013 volumes are expected to average 714-734 MMcfe per day.

Certain expenses for 2013 on a per Mcfe basis are currently estimated as follows:

2013
Production expense	$1.11 - $1.16
Transportation and other operating	0.40 - 0.45
DD&A and asset retirement obligation	2.35 - 2.45
General and administrative	0.28 - 0.32
Production taxes (% of oil and gas revenue)	5.8% - 6.2%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, contingencies and asset retirement obligations to be critical policies and estimates.  These critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Recent Accounting Developments

No significant accounting standards applicable to Cimarex have been issued during the quarter ended September 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production.

The following tables detail the financial derivative contracts we have in place as of September 30, 2013.

Oil Contracts

				Weighted Average Price			Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	Swap	(in thousands)
Oct 13 – Dec 13	Collars	6,000 Bbls	WTI	$85.00	$102.31	N/A	$(1,311)
Oct 13 – Dec 13	Swaps	6,000 Bbls	WTI	N/A	N/A	$96.13	$(2,987)
Jan 14 – Dec 14	Collars	6,000 Bbls	WTI	$85.00	$105.68	N/A	$1,477

(1)         WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

Gas Contracts

				Weighted Average Price		Fair Value
Period	Type	Volume/Day	Index(1)	Floor	Ceiling	(in thousands)
Oct 13 – Dec 14	Collars	80,000 MMBtu	PEPL	$3.51	$4.57	$8,386

(1)                PEPL refers to Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index as quoted in Platt’s Inside FERC.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  For the oil contracts listed above, a hypothetical $1.00 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2013 of $3.3 million.  For the gas contracts listed above, a hypothetical $0.10 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2013 of $3.7 million.

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

Interest Rate Risk

At September 30, 2013, our debt was comprised of the following:

(in thousands)	Fixed Rate Debt	Variable Rate Debt
Bank debt	$—	$150,000
5.875% Notes due 2022	750,000	—
Total long-term debt	$750,000	$150,000

As of September 30, 2013, the amounts outstanding under our five-year senior unsecured revolving credit facility bears interest at either (a) LIBOR plus 1.75-2.5%, based on our leverage ratio, or (b) the higher of (i) a prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) adjusted one-month LIBOR plus 1.0% plus, in each case, an additional 0.75-1.5%, based on our leverage ratio.  Our senior unsecured notes bear interest at a fixed rate of 5.875% and will mature on May 1, 2022.

We consider our interest rate exposure to be minimal because approximately 83% of our long-term debt obligations were at fixed rates.  An increase of 100 basis points in the interest rate of our variable rate debt would increase our annual interest expense by $1.5 million.  This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.  See Note 3 and Note 7 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)-15(e) as of September 30, 2013 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2013, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting or in other factors that occurred during the fiscal quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

November 6, 2013

CIMAREX ENERGY CO.

/s/ Paul Korus
Paul Korus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)