Form 10-K/A
period 2014-12-31
CIMAREX ENERGY CO
filed 2015-03-09
CIK 1168054

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014 to include a graph in Item 5 of this report comparing the cumulative five year total return attained by stockholders on Cimarex Energy Co.’s common stock to certain indexes.  The graph was inadvertently excluded from the original filing.  The associated data related to the graph was included in the original filing.

Our consolidated financial results have not changed from those presented in our original Form 10-K and no other items or disclosures in our Form 10-K have been amended.  For ease of reference, we are filing the annual report in its entirety.  This Amendment does not reflect events occurring after February 25, 2015, the original filing date of our Form 10‑K.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Cimarex Energy Co.
S&P 500
Dow Jones US Exploration & Production
S&P Oil & Gas Exploration & Production

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.23

Form of Notice of Grant of Restricted Stock and Award Agreement (Performance Award) (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

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

21.1

Significant Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

23.1

Consent of KPMG LLP (filed as Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

23.2

Consent of DeGolyer and MacNaughton (filed as Exhibit 23.2 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

24.1

Power of Attorney of directors of the Registrant (filed as Exhibit 24.1 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

32.2

Certification of Paul Korus, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

99.1

Letter dated January 16, 2015 from DeGolyer and MacNaughton, independent petroleum engineering consulting firm, reporting the results of its audit of Cimarex reserves as of December 31, 2014 of certain selected properties (filed as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference).

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2015

CIMAREX ENERGY CO.

By:	/s/ Thomas E. Jorden
Thomas E. Jorden Chairman, President & Chief Executive Officer