Form 10-Q
period 2015-09-30
CIMAREX ENERGY CO
filed 2015-11-04
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2015 was  94,559,630.

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

PART I

 ITEM 1 - Financial Statements

 CIMAREX ENERGY CO.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$899,312	$405,862
Receivables, net	260,060	412,108
Oil and gas well equipment and supplies	65,096	89,780
Deferred income taxes	6,863	13,475
Derivative instruments	1,501	—
Prepaid expenses	4,229	9,356
Other current assets	1,400	1,223
Total current assets	1,238,461	931,804
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	15,206,618	14,402,064
Unproved properties and properties under development, not being amortized	584,799	759,149
	15,791,417	15,161,213
Less — accumulated depreciation, depletion, amortization and impairment	(11,597,715)	(8,257,502)
Net oil and gas properties	4,193,702	6,903,711
Fixed assets, net	229,136	211,031
Goodwill	620,232	620,232
Derivative instruments	467	—
Other assets, net	54,364	58,515
	$6,336,362	$8,725,293
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,620	$138,051
Accrued liabilities	286,760	447,384
Revenue payable	122,728	190,892
Total current liabilities	481,108	776,327
Long-term debt	1,500,000	1,500,000
Deferred income taxes	733,371	1,754,706
Other liabilities	187,916	193,628
Total liabilities	2,902,395	4,224,661
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,559,630 and 87,592,535 shares issued, respectively	946	876
Paid-in capital	2,753,768	1,997,080
Retained earnings	678,950	2,501,574
Accumulated other comprehensive income	303	1,102
	3,433,967	4,500,632
	$6,336,362	$8,725,293

 See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues:
Oil sales	$192,501	$348,276	$647,850	$1,028,229
Gas sales	114,649	176,539	331,985	519,139
NGL sales	40,159	111,701	135,236	297,128
Gas gathering and other	8,754	12,951	26,165	39,699
Gas marketing, net	(8)	273	104	1,430
	356,055	649,740	1,141,340	1,885,625
Costs and expenses:
Impairment of oil and gas properties	1,180,649	—	2,751,535	—
Depreciation, depletion and amortization	185,654	219,359	619,883	588,279
Asset retirement obligation	2,615	1,420	6,393	8,288
Production	69,334	89,084	222,145	250,310
Transportation, processing, and other operating	46,290	54,573	129,645	145,299
Gas gathering and other	8,429	8,588	28,599	27,413
Taxes other than income	19,717	33,510	67,678	99,454
General and administrative	20,413	20,240	50,405	57,523
Stock compensation	4,737	3,603	14,880	10,875
(Gain) loss on derivative instruments, net	(1,968)	(9,229)	(1,968)	8,960
Other operating, net	60	(181)	844	34
	1,535,930	420,967	3,890,039	1,196,435
Operating income (loss)	(1,179,875)	228,773	(2,748,699)	689,190
Other (income) and expense:
Interest expense	21,416	20,879	63,969	51,645
Capitalized interest	(7,100)	(10,005)	(25,087)	(25,870)
Other, net	(2,375)	(11,123)	(9,814)	(22,207)
Income (loss) before income tax	(1,191,816)	229,022	(2,777,767)	685,622
Income tax expense (benefit)	(428,532)	84,707	(999,327)	254,210
Net income (loss)	$(763,284)	$144,315	$(1,778,440)	$431,412

Earnings (loss) per share to common stockholders:
Basic	$(8.21)	$1.65	$(19.14)	$4.94
Diluted	$(8.21)	$1.65	$(19.14)	$4.94

Dividends per share	$0.16	$0.16	$0.48	$0.48

Comprehensive income (loss):
Net income (loss)	$(763,284)	$144,315	$(1,778,440)	$431,412
Other comprehensive income (loss):
Change in fair value of investments, net of tax	(609)	(123)	(800)	(139)
Total comprehensive income (loss)	$(763,893)	$144,192	$(1,779,240)	$431,273

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,778,440)	$431,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	2,751,535	—
Depreciation, depletion and amortization	619,883	588,279
Asset retirement obligation	6,393	8,288
Deferred income taxes	(1,014,264)	254,210
Stock compensation	14,880	10,875
(Gain) loss on derivative instruments	(1,968)	8,960
Settlements on derivative instruments	—	(6,015)
Changes in non-current assets and liabilities	16,343	(1,873)
Other, net	3,494	(2,384)
Changes in operating assets and liabilities:
Receivables, net	151,783	(63,091)
Other current assets	29,634	(26,110)
Accounts payable and other current liabilities	(222,727)	69,419
Net cash provided by operating activities	576,546	1,271,970
Cash flows from investing activities:
Oil and gas expenditures	(771,029)	(1,630,929)
Sales of oil and gas assets	38,343	451,710
Sales of other assets	1,057	8,178
Other capital expenditures	(58,085)	(76,784)
Net cash used by investing activities	(789,714)	(1,247,825)
Cash flows from financing activities:
Net bank debt borrowings	—	(174,000)
Proceeds from other long-term debt	—	750,000
Proceeds from sale of common stock	752,100	—
Financing and underwriting fees	(22,663)	(11,616)
Dividends paid	(43,211)	(39,932)
Proceeds from exercise of stock options and other	20,392	10,529
Net cash provided by financing activities	706,618	534,981
Net change in cash and cash equivalents	493,450	559,126
Cash and cash equivalents at beginning of period	405,862	4,531
Cash and cash equivalents at end of period	$899,312	$563,657

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

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

At September 30, 2015, the carrying value of our oil and gas properties subject to the test exceeded the calculated value of the ceiling limitation, and we recognized an impairment of $1.2 billion ($750.2 million, net of tax).   We also recognized impairments in the first and second quarters of 2015. Year-to-date impairments totaled $2.8 billion ($1.7 billion, net of tax).  These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the future net cash flows from proved reserves.     If pricing conditions stay at current levels or decline further, or if there is a negative impact on one or more of the other components of the calculation, we will incur full cost ceiling impairments in future quarters.  The ceiling calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and stockholders’ equity.   Any recorded impairment of oil and gas properties is not reversible at a later date.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Accounts Receivable, Accounts Payable and Accrued Liabilities

The components of our accounts receivable, accounts payable and accrued liabilities are shown below:

	September 30,	December 31,
(in thousands)	2015	2014
Receivables, net of allowance
Trade	$74,873	$134,443
Oil and gas sales	171,583	259,220
Gas gathering, processing, and marketing	13,377	18,009
Other	227	436
Receivables, net	$260,060	$412,108

Accounts payable
Trade	$44,311	$102,276
Gas gathering, processing, and marketing	27,309	35,775
Accounts payable	$71,620	$138,051

Accrued liabilities
Exploration and development	$74,263	$200,929
Taxes other than income	22,698	26,950
Other	189,799	219,505
Accrued liabilities	$286,760	$447,384

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

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2.Capital Stock

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock.  At September 30, 2015, there were no shares of preferred stock outstanding.  A summary of our common stock activity for the nine months ended September 30, 2015 follows:

(in thousands)
Issued and outstanding as of December 31, 2014	87,592
Issuance of common stock	6,900
Issuance of performance stock awards	10
Issuance of service-based restricted stock awards	191
Restricted stock forfeited and retired	(71)
Common stock reacquired and retired	(188)
Option exercises, net of cancellations	126
Issued and outstanding as of September 30, 2015	94,560

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

Dividends

In September 2015, the Board of Directors declared a cash dividend of $0.16 per share.  The dividend is payable on December 1, 2015, to stockholders of record on November  13, 2015.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by the Board of Directors.

3.Stock-based Compensation

We have recognized stock-based compensation cost as shown below. Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Restricted stock awards
Performance stock awards	$4,984	$2,900	$14,627	$8,714
Service-based stock awards	1,902	2,925	10,700	9,541
	6,886	5,825	25,327	18,255
Stock option awards	855	847	2,141	2,402
	7,741	6,672	27,468	20,657
Less amounts capitalized to oil and gas properties	(3,004)	(3,069)	(12,588)	(9,782)
Compensation expense	$4,737	$3,603	$14,880	$10,875

The increase in compensation expense is primarily due to performance stock awards granted in December 2014, a portion of which were amortized during the 2015 periods.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2015:

(in thousands)
Asset retirement obligation at January 1, 2015	$173,008
Liabilities incurred	2,522
Liability settlements and disposals	(24,276)
Accretion expense	5,812
Revisions of estimated liabilities	4,038
Asset retirement obligation at September 30, 2015	161,104
Less current obligation	(9,756)
Long-term asset retirement obligation	$151,348

During the first nine months of 2015, the liability settlements and disposals included $12.6 million related to properties that were sold.

5.Long-Term Debt

Debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014
5.875% Senior Notes, due May 1, 2022	$750,000	$750,000
4.375% Senior Notes, due June 1, 2024	750,000	750,000
Total long-term debt	$1,500,000	$1,500,000

All of our long-term debt is senior unsecured debt and is pari passu with respect to the payment of both principal and interest.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Bank Debt

In October 2015, we entered into a new senior unsecured revolving credit facility (Credit Facility) which matures October 16, 2020.  The Credit Facility replaced our previous senior unsecured revolving credit facility (Previous Credit Facility).  The Credit Facility has aggregate commitments of $1.0 billion, with an option to increase aggregate commitments to $1.25 billion.  The Credit Facility does not have a borrowing base subject to the discretion of the lenders based on the value of our proved reserves.  Advances under the Credit Facility will accrue interest based on either LIBOR plus an applicable margin or the base rate (as defined in the Credit Facility) plus an applicable margin.  The Credit Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a total debt-to-capital ratio of no greater than 65%.

 Our Previous Credit Facility had a borrowing base of $2.5 billion and aggregate commitments of $1.0 billion.  As of September 30, 2015, we had letters of credit outstanding under the Previous Credit Facility of $2.5 million, leaving an unused borrowing availability of $997.5 million. These letters of credit remain outstanding.  The Previous Credit Facility also had customary covenants with which we were in compliance as of September 30, 2015.

Senior Notes

Each of our senior notes is governed by an indenture containing certain covenants, events of default and other restrictive provisions with which we were in compliance as of September 30, 2015.  Interest on each of the senior notes is payable semi-annually.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

6.Earnings (loss) per Share

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic:
Net income (loss)	$(763,284)	$144,315	$(1,778,440)	$431,412
Participating securities’ share in earnings (1)	—	(2,411)	—	(7,206)
Net income (loss) applicable to common stockholders	$(763,284)	$141,904	$(1,778,440)	$424,206

Diluted:
Net income (loss)	$(763,284)	$144,315	$(1,778,440)	$431,412
Participating securities’ share in earnings (1)	—	(2,407)	—	(7,194)
Net income (loss) applicable to common stockholders	$(763,284)	$141,908	$(1,778,440)	$424,218

Shares:
Basic shares outstanding	92,969	85,643	92,969	85,643
Dilutive effect of stock options	—	136	—	145
Fully diluted common stock	92,969	85,779	92,969	85,788
Excluded (2)	1,915	83	1,915	87

Earnings (loss) per share to common stockholders (3):
Basic	$(8.21)	$1.65	$(19.14)	$4.94
Diluted	$(8.21)	$1.65	$(19.14)	$4.94

(1)	Participating securities are not included in undistributed earnings when a loss exists.
(2)	Inclusion of certain shares would have an anti-dilutive effect.
(3)	Earnings (loss) per share are based on actual figures rather than the rounded figures presented.

7.Income Taxes

The components of our provision for income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Current taxes (benefit)	$14,937	$—	$14,937	$—
Deferred taxes (benefit)	(443,469)	84,707	(1,014,264)	254,210
	$(428,532)	$84,707	$(999,327)	$254,210
Combined Federal and State effective income tax rate	36.0%	37.0%	36.0%	37.1%

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

For tax year 2014, we had a U.S. net tax operating loss carryforward of approximately $518.0 million, which will expire in tax years 2031 through 2034.  We believe that the carryforward will be utilized before it expires.  The amount of U.S. net tax operating loss carryforward that will be recorded to equity when utilized to reduce taxes payable is $47.5 million,  which relates to stock compensation deductions. We also had an alternative minimum tax credit carryforward of approximately $6.0 million.

At September 30, 2015, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2012 through 2014 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities, which remain open to examination for the 2011 through 2014 tax years.

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

The following tables provide fair value measurement information for certain assets and liabilities as of September 30, 2015 and December 31, 2014:

September 30, 2015:	Carrying	Fair
(in thousands)	Amount	Value
Financial Assets (Liabilities):
5.875% Notes due 2022	$(750,000)	$(797,565)
4.375% Notes due 2024	$(750,000)	$(726,953)
Derivative instruments — assets	$1,968	$1,968

December 31, 2014:	Carrying	Fair
(in thousands)	Amount	Value
Financial Assets (Liabilities):
5.875% Notes due 2022	$(750,000)	$(776,250)
4.375% Notes due 2024	$(750,000)	$(720,000)

Assessing the significance of a particular input to the fair value measurement requires judgment, including the consideration of factors specific to the asset or liability.  The fair value (Level 1) of our 4.375% and 5.875% fixed rate notes was based on their last traded value before period end. The fair value of our derivative instruments (Level 2) was estimated using option pricing models. These models use certain variables including forward price and volatility curves and the strike prices for the instruments.  The fair value estimates are adjusted relative to non-performance risk as appropriate.  See Note 9 for further information on the fair value of our derivative instruments.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

We routinely assess the recoverability of all material accounts receivable to determine their collectability.  We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated.  At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $1.8 million and $1.5 million, respectively.

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

The following table summarizes our outstanding derivative contracts as of September 30, 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Gas Collars:
2016:
PEPL (1)
Volume (MMBtu)	910,000	910,000	920,000	920,000	3,660,000
Wtd Avg Price - Floor	$2.70	$2.70	$2.70	$2.70	$2.70
Wtd Avg Price - Ceiling	$2.85	$2.85	$2.85	$2.85	$2.85
Perm EP (1)
Volume (MMBtu)	1,820,000	1,210,000	920,000	920,000	4,870,000
Wtd Avg Price - Floor	$2.75	$2.75	$2.75	$2.75	$2.75
Wtd Avg Price - Ceiling	$3.12	$3.09	$3.06	$3.06	$3.09
2017:
Perm EP (1)
Volume (MMBtu)	900,000	910,000	—	—	1,810,000
Wtd Avg Price - Floor	$2.75	$2.75	$—	$—	$2.75
Wtd Avg Price - Ceiling	$3.36	$3.36	$—	$—	$3.36

(1) PEPL refers to Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index as quoted in Platt’s Inside FERC. Perm EP refers to El Paso Natural Gas Company, Permian Basin Index as quoted in Platt’s Inside FERC.

Under a collar agreement, we receive the difference between the published index price and a floor price if the index price is below the floor. We pay the difference between the ceiling price and the index price if the index price is above the contracted ceiling price. No amounts are paid or received if the index price is between the floor and the ceiling price.

Subsequent to September 30, 2015, we hedged 3,000 barrels of oil per day for 2016 production using three-way costless collars with weighted average lower floor (sold put), upper floor (bought put) and ceiling (sold call) prices per barrel of $40,  $50, and $60, respectively.  Upon settlement of this hedge, if the index price is below the lower floor, we receive the difference between the two floors.  If the index price is between the two floors, we receive the difference between the upper floor and the index price.  If the index price is between the upper floor and

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

the ceiling, we do not receive or pay any amounts.  If the index price is above the ceiling, we pay the excess over the ceiling price.

 We have elected not to account for our derivatives as cash flow hedges.  Therefore, we recognize settlements and changes in the assets or liabilities relating to our open derivative contracts in earnings.  Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows.

The following table presents the aggregate net gain (loss) from settlements and changes in fair value of our derivative contracts, and the gains (losses) only from settlements during the periods shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Gain (loss) on derivative instruments, net	$1,968	$9,229	$1,968	$(8,960)
Settlement gains (losses)	$—	$(211)	$—	$(6,015)

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to enforceable master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our policy is to not offset asset and liability positions in our accompanying balance sheets.

The following table presents the amounts and classifications of our derivative assets and liabilities as of September 30, 2015, as well as the potential effect of netting arrangements on contracts with the same counterparty. We did not have any outstanding contracts as of December 31, 2014.

September 30, 2015:
(in thousands)	Balance Sheet Location	Asset	Liability
Natural gas contracts	Current assets — Derivative instruments	$1,501	$—
Natural gas contracts	Non-current assets — Derivative instruments	467	—
Total gross amounts presented in accompanying balance sheet		1,968	—
Less: gross amounts not offset in the accompanying balance sheet		—	—
Net amount:		$1,968	$—

We are exposed to financial risks associated with our derivative contracts from non-performance by our counterparties. We mitigate our exposure to any single counterparty by contracting with a number of financial institutions, each of which have a high credit rating and is a member of our bank credit facility. Our member banks do not require us to post collateral for our hedge liability positions. Because some of the member banks have discontinued hedging activities, in the future we may hedge with counterparties outside our bank group to obtain competitive terms and to spread counterparty risk.

10.Commitments and Contingencies

Commitments

We have commitments of $163.3 million to finish drilling and completing wells in progress at September 30, 2015.  We also have various commitments for drilling rigs.  The total minimum expenditure commitments under these agreements are $29.6 million.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

At September 30, 2015, we had firm sales contracts to deliver approximately 44.3 Bcf of natural gas over the next 37 months.  If this gas is not delivered, our financial commitment would be approximately $105.4 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next ten years.  If no gas is delivered, the maximum amount that would be payable under these commitments would be approximately $207.2 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

We have other various transportation,  delivery and facilities commitments in the normal course of business, which approximate $47.6 million.

We have various commitments for office space and equipment under operating lease arrangements totaling $99.2 million.  Subsequent to September 30, 2015, we pledged to donate $5 million over ten years to a charitable organization in Tulsa, Oklahoma.

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

11.Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Cash paid during the period for:
Interest expense (including capitalized amounts)	$1,014	$835	$41,226	$27,125
Interest capitalized	$336	$30	$17,333	$13,587
Income taxes	$2	$—	$558	$354
Cash received for income taxes	$—	$—	$409	$342

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

Market Conditions

The oil and gas industry is cyclical and commodity prices can be volatile.  In the second half of 2014, oil prices began a rapid and significant decline as global supply outpaced demand.  Thus far in 2015 oil prices have been erratic and it is likely that they will remain erratic due to the ongoing global supply and demand imbalance and geopolitical factors.

Prices for domestic natural gas and NGLs began to decline during the third quarter of 2014 and have continued to be weak into 2015.  The decline in these prices is primarily due to an imbalance between supply and demand across North America, which could result in further declines.

Compared to the third quarter of 2014, our third quarter 2015 realized oil price fell 52% to $41.89/Bbl.  Similarly, our realized natural gas price dropped 35% to $2.68/Mcf and our realized price for NGL declined 64% to $12.19/Bbl.

This dramatic decrease in commodity prices had a significant adverse impact on our results of operations and the amount of cash flow available to invest in our exploration and development (E&D) activities.

In the third quarter of 2015, the continued impact of lower prices on the present value of future cash flows from our proved reserves resulted in a non-cash full cost ceiling impairment to our oil and gas properties of $1.2 billion ($750.2 million, net of tax).   For the nine months ended September 30, 2015, full cost ceiling impairments have totaled $2.8 billion ($1.7 billion, net of tax).   See Operating costs and expenses below for a discussion of the ceiling impairment calculation.

Our 2015 E&D capital expenditures are expected to approximate $900.0 to $950.0 million, down from $1.88 billion in 2014.

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

Third quarter 2015 summary of operating and financial results:

•	Average daily production increased modestly to 978.9 MMcfe per day compared to 942.4 MMcfe per day in the prior year.
•	Oil production grew 15% to 49,951 barrels per day, gas production and NGL volumes were relatively flat compared to the same period of 2014.
•	Oil, natural gas and NGL sales totaled $347.3 million, down 45% from $636.5 million a year earlier.
•	Exploration and development expenditures totaled $184.3 million versus $459.6 million in the same period of 2014.
•	Cash flow provided by operating activities during the first nine months of 2015 was $576.5 million compared to $1.272 billion a year earlier.
•	We incurred a net loss of $763.3 million ($8.21 per diluted share) versus net income of $144.3 million ($1.65 per diluted share) in 2014.
•	Total debt at September 30, 2015 was $1.5 billion, unchanged from year-end 2014.

Revenues

Almost all of our revenues are derived from the sales of oil, natural gas and NGL production.  Increases or decreases in our revenue, profitability and future production growth are highly dependent on the commodity prices we receive.  Prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors.

Oil sales contributed 58% of our total production revenue for the first nine months of 2015. Gas sales accounted for 30% and NGL sales contributed 12%. A $1.00 per barrel change in our realized oil price would have resulted in a $14.3 million change in revenues. A $0.10 per Mcf change in our realized gas price would have resulted in a $12.5 million change in our gas revenues. A $1.00 per barrel change in NGL prices would have changed revenues by $9.6 million.

The following table presents our average realized commodity prices and certain major U.S. index prices.  Our average realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Oil Prices:
Average realized sales price ($/Bbl)	$41.89	$87.27	$45.22	$90.87
Average WTI Midland price ($/Bbl)	$47.15	$87.30	$50.39	$92.35
Average WTI Cushing price ($/Bbl)	$46.43	$97.15	$51.00	$99.61

Gas Prices:
Average realized sales price ($/Mcf)	$2.68	$4.10	$2.65	$4.62
Average Henry Hub price ($/Mcf)	$2.77	$4.07	$2.80	$4.57

NGL Prices:
Average realized sales price ($/Bbl)	$12.19	$34.08	$14.13	$36.10

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

At September 30, 2015, the carrying value of our oil and gas properties subject to the ceiling test exceeded the calculated value of the ceiling limitation, and we recognized an impairment of $1.2 billion ($750.2 million, net of tax).   For the nine months ended September 30, 2015, ceiling test impairments totaled $2.8 billion ($1.7 billion, net of tax).  These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the future net cash flows from proved reserves. If pricing conditions stay at current levels or decline further we will likely incur full cost ceiling impairments in future quarters, the magnitude of which will be affected by one or more of the other components of the ceiling test calculations, until prices stabilize or improve over a twelve-month period.

At September 30, 2015, commodity prices used in the ceiling calculation, based on the required trailing twelve-month average, were $3.06 per Mcf of gas and $59.21 per barrel of oil.  If the commodity prices had been calculated based on a 12-month simple average of the commodity prices on the first day of the month for the ten months ended October 2015 and the prices for October 2015 were used for the remaining two months in the 12-month average, the price would have averaged $2.66 per Mcf of gas and $50.37 per barrel of oil.  Based solely on these lower prices and holding all other factors constant, our pre-tax ceiling test impairment would have been approximately $1.9 billion at September 30, 2015.  This would have increased the third quarter impairment by approximately $700 million.  This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices.  Therefore, this calculation strictly isolates the potential impact of commodity prices on our ceiling test limitation and proved reserves.  An amount of any future write-downs or impairment is difficult to reasonably predict and will depend upon not only commodity prices but also other factors that include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures, operating costs, and all related tax effects.  There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and the estimate described in this paragraph should not be construed as indicative of our development plans or future results.

The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and stockholders’ equity.  Any recorded impairment of oil and gas properties is not reversible at a later date.

Depletion, depreciation and amortization (DD&A) of our producing properties is computed using the units-of-production method.  The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future sales of production.  Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation.  Higher prices generally have the effect of increasing reserves, which reduces depletion expense.  Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense.  The cost of replacing production also impacts our DD&A rate.  In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense.  The first and second quarter impairments of our oil and gas properties, discussed above, have resulted in lower DD&A rates for the second and third quarters of 2015.

Production expense generally consists of costs for labor, equipment, maintenance, salt water disposal, compression, power, treating and miscellaneous other costs.  Production expense also includes well workover activity necessary to maintain production from existing wells.

Transportation, processing and other operating costs principally consist of expenditures to prepare and gather production from the wellhead, as well as gas processing costs and costs to transport production to a specified sales point.  Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees and changes in fuel and compression costs.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2015 vs. September 30, 2014

In the third quarter of 2015 we had a net loss of $763.3 million ($8.21 per diluted share) compared to net income of $144.3 million ($1.65 per diluted share) for the same period of 2014.  For the first nine months of 2015, we had a net loss of $1.8 billion ($19.14 per diluted share) versus net income of $431.4 million ($4.94 per diluted share) in 2014.

The decreases in 2015 net income were due primarily to significantly lower realized commodity prices, which also brought about impairments of our oil and gas properties.  These changes are discussed further in the analysis that follows.

			Change
Production Revenue			Between	Price/Volume Change
(in thousands or as indicated)	2015	2014	2015 / 2014	Price	Volume	Total
For the Three Months Ended September 30,
Oil sales	$192,501	$348,276	(45)%	$(208,566)	$52,791	$(155,775)
Gas sales	114,649	176,539	(35)%	(60,660)	(1,230)	(61,890)
NGL sales	40,159	111,701	(64)%	(72,128)	586	(71,542)
	$347,309	$636,516	(45)%	$(341,354)	$52,147	$(289,207)

For the Nine Months Ended September 30,
Oil sales	$647,850	$1,028,229	(37)%	$(654,028)	$273,649	$(380,379)
Gas sales	331,985	519,139	(36)%	(246,788)	59,634	(187,154)
NGL sales	135,236	297,128	(54)%	(210,253)	48,361	(161,892)
	$1,115,071	$1,844,496	(40)%	$(1,111,069)	$381,644	$(729,425)

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		Between	Ended September 30,		Between
	2015	2014	2015 / 2014	2015	2014	2015 / 2014
Total oil volume — thousand barrels	4,596	3,991	15%	14,327	11,316	27%
Oil volume — barrels per day	49,951	43,376	15%	52,480	41,450	27%
Percent of total equivalent production	31%	28%	3%	32%	30%	2%
Average oil price — per barrel	$41.89	$87.27	(52)%	$45.22	$90.87	(50)%

Total gas volume — MMcf	42,718	43,094	(1)%	125,273	112,385	11%
Gas volume — MMcf per day	464.3	468.4	(1)%	458.9	411.7	11%
Percent of total equivalent production	47%	50%	(3)%	47%	49%	(2)%
Average gas price — per Mcf	$2.68	$4.10	(35)%	$2.65	$4.62	(43)%

Total NGL volume — thousand barrels	3,295	3,278	1%	9,570	8,231	16%
NGL volume — barrels per day	35,815	35,627	1%	35,056	30,151	16%
Percent of total equivalent production	22%	22%	0%	21%	21%	0%
Average NGL price — per barrel	$12.19	$34.08	(64)%	$14.13	$36.10	(61)%

Total equivalent production — MMcfe	90,061	86,704	4%	268,656	229,667	17%
Equivalent production — MMcfe per day	978.9	942.4	4%	984.1	841.3	17%

As reflected in the tables above, for the third quarter and first nine months of 2015 our production revenues were 45% and 40%, respectively, lower than those in the same periods of 2014.  Increased revenues from greater net production volumes were more than offset by decreased revenues from lower realized commodity prices.  See Revenues above for a discussion regarding realized prices.  For the nine months ended September 30, 2015, the growth in production volumes is due to our drilling programs in the Permian Basin and Mid-Continent region.

The table below reflects our regional production volumes.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Oil (Bbls per day)
Permian Basin	42,367	34,299	44,632	33,090
Mid-Continent	6,981	8,158	7,197	7,166
Other	603	919	651	1,194
	49,951	43,376	52,480	41,450
Gas (MMcf per day)
Permian Basin	197.6	126.6	179.3	117.6
Mid-Continent	260.8	333.3	272.6	284.9
Other	5.9	8.5	7.0	9.2
	464.3	468.4	458.9	411.7
NGL (Bbls per day)
Permian Basin	18,430	12,634	16,938	11,144
Mid-Continent	17,093	22,604	17,823	18,475
Other	292	389	295	532
	35,815	35,627	35,056	30,151
Total Equivalent (MMcfe per day)
Permian Basin	562.4	408.1	548.7	383.0
Mid-Continent	405.3	517.9	422.7	438.8
Other	11.2	16.4	12.7	19.5
	978.9	942.4	984.1	841.3

We sometimes transport, process and market third-party gas that is associated with our equity gas.  The table below reflects our pre-tax operating margin (revenues less direct expenses) for third-party gas gathering and processing as well as the marketing margin (revenues less purchases) for marketing third-party gas.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Gas Gathering and Marketing (in thousands):
Gas gathering and other revenues	$8,754	$12,951	$26,165	$39,699
Gas gathering and other costs	(8,429)	(8,588)	(28,599)	(27,413)
Gas gathering and other margin	$325	$4,363	$(2,434)	$12,286

Gas marketing revenues, net of related costs	$(8)	$273	$104	$1,430

Fluctuations in net margins from gas gathering and gas marketing activities are a function of increases and decreases in volumes, prices and costs associated with third-party gas.

Analysis of Operating Costs and Expenses

Total operating costs and expenses (not including gas gathering and marketing costs, other income and expense or income tax expense) for the 2015 periods shown in the tables below were significantly higher than those for the same periods of 2014.  The increases resulted because for each quarter of 2015 our ceiling limitation calculations resulted in impairments of our oil and gas properties.  See Operating costs and expenses above for a discussion of the ceiling limitation calculation.

Excluding the effect of the impairment, our total quarter-over-quarter operating costs and expenses declined by $65.5 million (16%).  Aggregate operating costs and expenses, excluding impairments, for the first nine months of 2015 decreased by $59.1 million (5%).  Period-over-period differences are discussed below.

	For the Three Months		Variance
	Ended September 30,		Between	Per Mcfe
	2015	2014	2015 / 2014	2015	2014
Operating costs and expenses (in thousands, except per Mcfe):
Impairment of oil and gas properties	$1,180,649	$—	$1,180,649	N/A	N/A
Depletion, depreciation and amortization	185,654	219,359	(33,705)	$2.06	$2.53
Asset retirement obligation	2,615	1,420	1,195	$0.03	$0.02
Production	69,334	89,084	(19,750)	$0.77	$1.03
Transportation, processing and other operating	46,290	54,573	(8,283)	$0.51	$0.63
Taxes other than income	19,717	33,510	(13,793)	$0.22	$0.39
General and administrative	20,413	20,240	173	$0.23	$0.23
Stock compensation	4,737	3,603	1,134	$0.05	$0.04
(Gain) loss on derivative instruments, net	(1,968)	(9,229)	7,261	N/A	N/A
Other operating, net	60	(181)	241	N/A	N/A
	$1,527,501	$412,379	$1,115,122

	For the Nine Months		Variance
	Ended September 30,		Between	Per Mcfe
	2015	2014	2015 / 2014	2015	2014
Operating costs and expenses (in thousands, except per Mcfe):
Impairment of oil and gas properties	$2,751,535	$—	$2,751,535	N/A	N/A
Depletion, depreciation and amortization	619,883	588,279	31,604	$2.31	$2.56
Asset retirement obligation	6,393	8,288	(1,895)	$0.02	$0.04
Production	222,145	250,310	(28,165)	$0.83	$1.09
Transportation, processing and other operating	129,645	145,299	(15,654)	$0.48	$0.63
Taxes other than income	67,678	99,454	(31,776)	$0.25	$0.43
General and administrative	50,405	57,523	(7,118)	$0.19	$0.25
Stock compensation	14,880	10,875	4,005	$0.06	$0.05
(Gain) loss on derivative instruments, net	(1,968)	8,960	(10,928)	N/A	N/A
Other operating, net	844	34	810	N/A	N/A
	$3,861,440	$1,169,022	$2,692,418

 Third quarter 2015 DD&A expense was 15% lower than the same period of 2014.  In the third quarter of 2015, increased DD&A from higher production volumes was more than offset by a lower quarterly DD&A rate.  For the nine months ended September 30, 2015, DD&A increased by 5% compared to a year earlier.  Increased expense due to higher 2015 production volumes was partially offset by lower DD&A rates in 2015.  Impairments of our oil and gas properties in the first and second quarters of 2015 have resulted in lower DD&A rates in the quarter following the impairment. DD&A is calculated quarterly before the ceiling test impairment calculation.

Production costs consist of lease operating expense and workover expense as follows:

	For the Three Months		Variance
	Ended September 30,		Between	Per Mcfe
(in thousands, except per Mcfe)	2015	2014	2015 / 2014	2015	2014
Lease operating expense	$57,628	$71,133	$(13,505)	$0.64	$0.82
Workover expense	11,706	17,951	(6,245)	$0.13	$0.21
	$69,334	$89,084	$(19,750)	$0.77	$1.03

	For the Nine Months		Variance
	Ended September 30,		Between	Per Mcfe
(in thousands, except per Mcfe)	2015	2014	2015 / 2014	2015	2014
Lease operating expense	$187,642	$204,379	$(16,737)	$0.70	$0.89
Workover expense	34,503	45,931	(11,428)	$0.13	$0.20
	$222,145	$250,310	$(28,165)	$0.83	$1.09

Lease operating expense in the third quarter 2015 declined 19% compared to the same quarter of 2014.    Year-over-year lease operating expense for the nine months ended September 30, 2015 declined by 8%.  Period-over-period declines were primarily a result of property divestitures, lower salt water disposal costs and decreased equipment and maintenance costs.  These decreases were partially offset by increased expense related to new wells acquired and drilled.  Increased production volumes in the 2015 periods also contributed to the lower rates per Mcfe in 2015.

Workover expense for the three months and nine months ended September 30, 2015 were lower than the same periods of 2014 by 35% and 25%, respectively.  Generally, these costs will fluctuate based on the amount of maintenance and remedial activity planned and/or required during the period.

In the third quarter of 2015, transportation, processing and other operating costs were 15% lower than the same period of 2014.  For the nine months ended September 30, 2015, these costs were 11% lower than the prior year. These costs will vary by product type and region.  In 2015, lower commodity prices resulted in lower costs associated with fuel and processing fees which were partially offset by higher processing volumes.

Taxes other than income are assessed by state and local taxing authorities on production, revenues or the value of properties.  Revenue based production/severance taxes are our largest component of these taxes.  During the third quarter and first nine months of 2015, aggregate taxes decreased by 41% and 32%, respectively, compared to the same periods of 2014.  The decreases were primarily a result of the significant year-over-year declines in realized commodity prices, which were only partially offset by increased production volumes.

G&A costs were as follows:

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2015	2014	2015 / 2014	2015	2014	2015 / 2014
G&A capitalized to oil & gas properties	$15,371	$19,838	$(4,467)	$49,426	$62,278	$(12,852)
G&A expense	20,413	20,240	173	50,405	57,523	(7,118)
	$35,784	$40,078	$(4,294)	$99,831	$119,801	$(19,970)
G&A expense per Mcfe	$0.23	$0.23	$—	$0.19	$0.25	$(0.06)

During 2015, aggregate G&A has declined compared to the same periods of 2014 by 11% for the third quarter and by 17% for the first nine months of 2015.  Because of the adverse effect of lower commodity prices on our financial results, we have reduced our expectations and accruals for short-term incentive-based cash compensation and benefits.  G&A expense per Mcfe benefited from higher production volumes in 2015.

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties.  We have recognized stock-based compensation expense as follows:

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2015	2014	2015 / 2014	2015	2014	2015 / 2014
Restricted stock awards
Performance stock awards	$4,984	$2,900	$2,084	$14,627	$8,714	$5,913
Service-based stock awards	1,902	2,925	(1,023)	10,700	9,541	1,159
	6,886	5,825	1,061	25,327	18,255	7,072
Stock option awards	855	847	8	2,141	2,402	(261)
	7,741	6,672	1,069	27,468	20,657	6,811
Less amounts capitalized	(3,004)	(3,069)	65	(12,588)	(9,782)	(2,806)
Stock compensation	$4,737	$3,603	$1,134	$14,880	$10,875	$4,005

Expense associated with stock compensation will fluctuate based on the grant-date fair value of awards, the number and size of awards and the timing of the awards.  The increase in 2015 stock compensation is primarily related to performance awards granted in December 2014, a portion of which were amortized over the 2015 periods.  Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

Net gains and losses on derivative instruments are a function of fluctuations in the underlying commodity prices, the amount of derivative contracts outstanding and the monthly settlement of contracts.  We did not have any derivative contracts outstanding during the first six months of 2015.  During the third quarter of 2015 and subsequently, we entered into derivative contracts covering a portion of our 2016 and 2017 production.  See Note 9 to the Consolidated Financial Statements of this report for additional information regarding our derivative instruments.

Other (income) and expense

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2015	2014	2015 / 2014	2015	2014	2015 / 2014
Interest expense	$21,416	$20,879	$537	$63,969	$51,645	$12,324
Capitalized interest	(7,100)	(10,005)	2,905	(25,087)	(25,870)	783
Other, net	(2,375)	(11,123)	8,748	(9,814)	(22,207)	12,393
	$11,941	$(249)	$12,190	$29,068	$3,568	$25,500

Interest expense is primarily made up of interest on debt and amortization of financing costs.  The year-over-year increase for the nine months ended September 30, 2015 is primarily due to the issuance of $750 million of senior notes in June 2014.

Pursuant to the full cost method of accounting, we capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells and constructing qualified assets.  Period-over-period costs will fluctuate based on the current rate of interest and the amount of costs on which interest is calculated.

Components of “Other, net” consist of miscellaneous income and expense items that will vary from period to period, including gain or loss related to oil and gas well equipment and supplies, income and expense associated with other non-operating activities, miscellaneous asset sales and interest income.  Other, net income in the third quarter and first nine months of 2015 was 79% and 56% lower, respectively, than in the previous year.  The decreases were due to lower gains from sales of fixed assets and oil and gas well equipment and supplies in 2015.

We carry our oil and gas well equipment and supplies at their weighted average historical cost.  Accounting rules require that these assets be valued at the lower of cost or market value.  At September 30, 2015, the aggregate historical cost of our assets was lower than their market value.  However, the industry-wide decline in drilling operations has put downward pressure on the price of oil and gas well equipment and supplies.  Further declines in future periods could cause us to recognize impairments on these assets. An impairment would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

Income Tax Expense

The components of our provision for income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Current benefit	$14,937	$—	$14,937	$—
Deferred tax expense (benefit)	$(443,469)	$84,707	$(1,014,264)	$254,210
	$(428,532)	$84,707	$(999,327)	$254,210
Combined Federal and State effective income tax rate	36.0%	37.0%	36.0%	37.1%

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

In May 2015, we completed an underwritten public offering of 6.9 million shares of our common stock, 900,000 of which were issued pursuant to an overallotment option to purchase additional shares granted to the underwriters.  The stock was sold to the public at $109.00 per share, with a par value of $0.01.  After deducting customary underwriting discounts, net proceeds of approximately $730 million were received from this offering.  Our intent continues to be to use the net proceeds for general corporate purposes and to fund drilling and completion activity.

Our liquidity is highly dependent on prices we receive for the oil, natural gas and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital and future rate of growth.  See Market Conditions, Revenues and RESULTS OF OPERATIONS above for further information and analysis of the impact realized prices have had on our 2015 earnings.

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program.  We have a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry volatility.  See Capital Expenditures below for information regarding our 2015 E&D investment program.

During the third quarter of 2015 and subsequently, we entered into derivative contracts covering a portion of our 2016 and 2017 production.  See Note 9 to the Consolidated Financial Statements of this report for information regarding our derivative instruments.

We  believe our conservative use of leverage and strong balance sheet will mitigate our exposure to lower prices.  Cash and cash equivalents at September 30, 2015 totaled $899.3 million.  Our long-term debt consisted of $1.5 billion of senior notes.  We had letters of credit outstanding under our Credit Facility of $2.5 million, leaving an unused borrowing availability of $997.5 million.

Our debt to total capitalization at September 30, 2015 was 30%, compared to 25% at December 31, 2014.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt divided by the sum of long-term debt plus stockholders’ equity.  Management believes this non-GAAP measure is useful information as it is a common statistic used in the investment community to assist with analysis of the financial condition of an entity.

Our operating cash flow and other capital resources are expected to be adequate to meet our needs for planned capital expenditures, working capital, debt service and dividend payments for the remainder of 2015 and beyond.

Analysis of Cash Flow Changes (See the Condensed Consolidated Statements of Cash Flows)

Net cash flow provided by operating activities (operating cash flow) for the first nine months of 2015 was $576.5 million, down 55% from $1.272 billion in the same period of 2014.  The $695.4 million decrease resulted primarily from a year-over-year net decrease in production revenue of $729.4 million, which was partially offset by net decreases in operating expenses.    See RESULTS OF OPERATIONS above for details regarding the 2015 decreases in production revenue and certain operating expenses.

For the first nine months of 2015, net cash flow used for investing activities was $789.7 million, a decrease of $458.1 million (37%) from $1.248 billion in the first nine months of 2014. In 2015, E&D expenditures of $771.0 million and other capital expenditures of $58.1 million were partially offset by proceeds from asset sales of $39.4 million.  In 2014, E&D expenditures of $1.631 billion and other capital expenditures of $76.8 million were partially offset by asset sales of $459.9 million.  See Market Conditions above and Capital Expenditures below for further discussion of our planned E&D investments.

 During the first nine months of 2015, net cash provided by financing activities was $706.6 million, compared to $535.0 million for the same period of 2014.  In the first nine months of 2015 cash provided by financing activities included approximately $730 million of net proceeds from the sale of common stock, which was partially offset by dividend payments of $43.2 million.  In the same period of 2014, cash provided by financing activities included net proceeds of $740.9 million from the issuance of senior notes, which was reduced by payments of $174.0 million of outstanding bank debt and $39.9 million of dividend payments.

Reconciliation of Adjusted Cash Flow from Operations

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$576,546	$1,271,970
Change in operating assets and liabilities	41,310	19,782
Adjusted cash flow from operations	$617,856	$1,291,752

Management believes that the non-GAAP measure of adjusted cash flow from operations is useful information for investors.  It is accepted by the investment community as a means of measuring a company’s ability to fund its capital program and dividends without reflecting fluctuations caused by changes in current assets and liabilities (which are included in the GAAP measure of cash flow from operating activities).  It is also used by professional research analysts in providing investment recommendations pertaining to companies in the oil and gas exploration and production industry.

Capital Expenditures

The following table sets forth certain historical information regarding capitalized expenditures for oil and natural gas acquisitions, E&D activities and property sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Acquisitions:
Proved (*)	$2	$—	$(2,226)	$144,516
Unproved (*)	2,237	—	(5,511)	114,732
	2,239	—	(7,737)	259,248
Exploration and development:
Land and seismic	10,000	34,697	37,965	143,891
Exploration and development	174,270	424,861	644,796	1,280,036
	184,270	459,558	682,761	1,423,927
Sales proceeds:
Proved	(24,031)	(271,954)	(26,336)	(272,177)
Unproved	(6,201)	(174,403)	(12,412)	(175,303)
	(30,232)	(446,357)	(38,748)	(447,480)
	$156,277	$13,201	$636,276	$1,235,695

(*)    The negative amounts in 2015 reflect purchase price adjustments related to an acquisition in the second quarter of 2014.

Amounts in the table above are presented on an accrual basis.  The Condensed Consolidated Statements of Cash Flows in this report reflect activities on a cash basis, when payments are made or received.

We expect 2015 E&D capital expenditures to approximate $900.0 to $950.0 million, down from $1.88 billion in 2014.  Based on our current development plans, our estimates of proved reserves have not been materially impacted by our response to lower prices.  Our E&D activity is directed toward drilling in the Permian Basin and Mid-Continent regions.  During the first nine months of 2015 and 2014, approximately 59% and 72%, respectively, of our E&D expenditures were for Permian Basin projects with the majority of the remainder invested in projects in the Mid-Continent region.

In the ordinary course of business we regularly evaluate opportunities to purchase properties that we believe could benefit from our technical capabilities.

We intend to continue to fund our capital investment program with cash on hand and cash flow from our operating activities.  Sales of non-core assets and borrowings under our Credit Facility may also be used to supplement funding of capital expenditures.  The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our Credit Facility from time-to-time.

The following table reflects wells brought on production by region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross wells
Permian Basin	4	36	72	117
Mid-Continent	52	30	82	106
Other	—	—	—	2
	56	66	154	225
Net wells
Permian Basin	4	27	52	78
Mid-Continent	10	9	19	43
Other	—	—	—	1
	14	36	71	122
% Gross wells completed as producers	100%	98%	98%	99%

As of September 30, 2015, we had 60 gross wells awaiting completion: seven Permian Basin and 53 Mid-Continent.  We also had seven operated rigs running: three in the Permian Basin and four in the Mid-Continent region.  We regularly review our E&D capital expenditures and will adjust our activity based on changes in our outlook for market conditions, including commodity prices and service costs.

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

Financial Condition

During the first nine months of 2015, our total assets decreased by $2.4 billion to $6.3 billion, down from $8.7 billion at December 31, 2014.  The decrease was mainly attributable to the $2.8 billion impairment of our oil and gas properties, partially offset by a $493.5 million increase in cash and cash equivalents.

Total liabilities at September 30, 2015, were $2.9 billion, compared to $4.2 billion at December 31, 2014.  Of the $1.3 billion decrease, $295.2 million is the result of a decrease in total current liabilities primarily related to our oil and gas operations and drilling activity.  The remaining decrease is primarily due to a $1.0 billion decrease in deferred income taxes resulting mostly from our net loss for the first nine months of 2015.

Stockholders’ equity totaled $3.4 billion at September 30, 2015, down 24% from $4.5 billion at December 31, 2014.  Decreases resulted mainly from a net loss of $1.8 billion for the first nine months of 2015 and dividends of $44.2 million.  These decreases were partially offset by net proceeds of $730.0 million from our second quarter common stock offering.

Long-term Debt

Long-term debt at September 30, 2015, and December 31, 2014, consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014
5.875% Senior Notes, due May 1, 2022	$750,000	$750,000
4.375% Senior Notes, due June 1, 2024	750,000	750,000
Total long-term debt	$1,500,000	$1,500,000

All of our long-term debt is senior unsecured debt and is pari passu with respect to the payment of both principal and interest.

Bank Debt

At September 30, 2015, our existing Credit Facility had a borrowing base of $2.5 billion and aggregate commitments of $1.0 billion.  We had letters of credit outstanding of $2.5 million, leaving an unused borrowing availability of $997.5 million.  These letters of credit remain outstanding.  During the first nine months of 2015 we had average daily bank debt outstanding of $36.6 thousand, compared to $177.2 million for the same period of 2014.  Our highest amount of bank borrowings outstanding during the first nine months of 2015 was $10.0 million, occurring in May.  In the same period of 2014, our highest amount of bank borrowings outstanding was $515.0 million, occurring in May.

In October 2015, we entered into a new senior unsecured revolving credit facility with an initial aggregate commitment from the lenders of $1.0 billion.  We have the option to increase the commitment to $1.25 billion at any time. Unlike the prior Credit Facility, the new agreement is not a borrowing base facility subject to the discretion of the lenders based on the value of our proved reserves.

At our option, borrowings under the new facility may bear interest at either (a) LIBOR plus 1.125 – 2.0% based on the credit rating for our senior unsecured long-term debt, or (b) a base rate (as defined in the credit agreement) plus 0.125 – 1.0%, based on the credit rating for our senior unsecured long-term debt.  Unused borrowings are subject to a commitment fee of 0.125 – 0.35%, based on the credit rating for our senior unsecured long-term debt.

The new credit facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a total debt-to-capital ratio of no greater than 65%.

Senior Notes

Interest on our senior notes is payable semi-annually.  Each of the senior notes is governed by an indenture containing customary covenants, events of default and other restrictive provisions with which we were in compliance at September 30, 2015.

Working Capital Analysis

Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in our operating and E&D activities and changes in our cash and cash equivalents.

At September 30, 2015,  we had working capital of $757.4 million, an increase of $601.9 million compared to working capital of $155.5 million at December 31, 2014.

Working capital increases consisted of the following:

•	Cash and cash equivalents increased by $493.5 million, primarily from our second quarter common stock offering.
•	Operations-related accounts payable and accrued liabilities decreased by $168.8 million.
•	Accrued liabilities related to our E&D expenditures decreased by $126.7 million.

Increases in working capital were partially offset by the following:

•	Operations-related accounts receivable decreased by $151.8 million.
•	Oil and gas well equipment and supplies decreased by $24.7 million.

Accounts receivable are a major component of our working capital and include a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies and other end-

users.  The collection of receivables during the periods presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Dividends

A quarterly cash dividend has been paid to stockholders every quarter since the first quarter of 2006.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by our Board of Directors.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2015, our material off-balance sheet arrangements included customary operating lease agreements and are included in the table below.

Contractual Obligations and Material Commitments

At September 30, 2015, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations:		1 Year or	2 - 3	4 - 5	More than
(in thousands)	Total	Less	Years	Years	5 Years
Long-term debt (1)	$1,500,000	$—	$—	$—	$1,500,000
Fixed-Rate interest payments (1)	603,751	76,876	153,750	153,750	219,375
Operating leases	99,187	9,232	18,951	18,481	52,523
Drilling commitments (2)	192,857	190,573	2,284	—	—
Asset retirement obligation (3)	161,104	9,756	—	(3) —	(3) —	(3)
Other liabilities (4)	98,329	26,845	51,745	150	19,589
Firm transportation	40,893	2,652	8,764	8,734	20,743

(1)	See Item 3: Quantitative and Qualitative Disclosures About Market Risk for more information regarding fixed and variable rate debt.
(2)

We have drilling commitments of approximately $163.3 million consisting of obligations to finish drilling and completing wells in progress at September 30, 2015.  We also have various commitments for drilling rigs. The total minimum expenditure commitments under these agreements are $29.6 million.

(3)	We have not included the long-term asset retirement obligations because we are not able to precisely predict the timing of these amounts.
(4)	Other liabilities include the estimated value of our commitment associated with our benefit obligations and other miscellaneous commitments.

At September 30, 2015, we had firm sales contracts to deliver approximately 44.3 Bcf of natural gas over the next 37 months.  In total, our financial exposure would be approximately $105.4 million should we not deliver this gas.  Our exposure will fluctuate with price volatility and actual volumes delivered.  However, we believe we will have no financial exposure from these contracts based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next ten years.  If no gas is delivered, the maximum amount that would be payable under these commitments would be approximately $207.2 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In the normal course of business we have various delivery and facilities commitments which are not material individually or in the aggregate.   Subsequent to September 30, 2015, we pledged to donate $5 million over ten years to a charitable organization in Tulsa, Oklahoma.

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

Price Fluctuations

Our major market risk is pricing applicable to our oil,  gas and NGL production.  The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control.  Pricing for oil, gas and NGL production has been volatile and unpredictable. Oil sales contributed 58% of our total production revenue for the first nine months of 2015. Gas sales accounted for 30% and NGL sales contributed 12%. A $1.00 per barrel change in our realized oil price would have resulted in a $14.3 million change in revenues. A $0.10 per Mcf change in our realized gas price would have resulted in a $12.5 million change in our gas revenues. A $1.00 per barrel change in NGL prices would have changed revenues by $9.6 million.

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At September 30, 2015, we have gas collars in place for the years 2016 and 2017 with a total fair value of $1.97 million. Subsequent to September 30, 2015, we entered into oil three-way collars. See Note 9 to the Consolidated Financial Statements of this report for additional information regarding derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. For the gas contracts described above, a hypothetical $0.10 change in the price below or above the contracted price applied to the notional amounts would cause a change in our gain (loss) on mark-to-market derivatives in 2015 of $1.0 million.

Counterparty credit risk did not have a significant effect on our cash flow calculations and commodity derivative valuations.  This is primarily because we mitigate our exposure to any single counterparty by contracting with a number of financial institutions, each of which have a high credit rating and is a member of our bank credit facility.

Interest Rate Risk

At September 30, 2015, our long-term debt consisted of $750 million in 5.875% senior notes that will mature on May 1, 2022 and $750 million in 4.375% senior notes that will mature on June 1, 2024.    Because all of our long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal.   This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. No sensitivity analysis is provided for the previous Credit Facility, which had variable interest rates, because no amounts were outstanding at September 30, 2015.   See Note 5 and Note 8 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2015.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2014 as well as the updated risk factors set forth below. Other than with respect to the updated risk factors below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K/A for the year ended December 31, 2014. The risks described in the Annual Report on Form 10-K/A for the year ended December 31, 2014 and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

While hydraulic fracturing historically has been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation from federal agencies. For example, the U.S. Environmental Protection Agency (EPA) has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act (SDWA) involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Oklahoma, Texas or New Mexico where we maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. On April 7, 2015, the EPA published in the Federal Register a proposed rule requiring federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback water” as well as “produced water.” If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities.  The public comment period for the proposed rates ended  on June 8, 2015 and final rules have not yet been issued. Moreover, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014.

In addition, on March 26, 2015, the federal Bureau of Land Management published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, development of appropriate plans for managing flowback water that returns to the surface, increased standards for interim storage of recovered waste fluids, and submission to the Bureau of Land Management of detailed information on the geology, depth and location of preexisting wells.  This rule originally was scheduled to take effect on June 24, 2015.  However, the rule is the subject of several pending lawsuits filed by industry groups, two Indian tribes, and at least four states, alleging that federal law does not give the Bureau of Land Management authority to regulate hydraulic fracturing. The federal judge has enjoined the rule until the merits of the case can be heard sometime in 2016.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA’s draft report was released on June 4, 2015.  The findings of the report suggest that hydraulic fracturing does not pose a systemic risk to groundwater although there are risks to both groundwater and soils posed by inadequate water handling practices in certain situations.  A public comment period on the report was open until August 28, 2015 and a series of public hearings is being conducted by the EPA’s Scientific Advisory Board throughout the fall.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing.

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

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in volatile organic compounds (VOCs) emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community.  In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration.  In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. Final rules implementing the various elements of the package are all expected to be published before the end of 2015.  These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Regulation of disposal wells could negatively impact our operations and profitability.

On October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective November 17, 2014. Furthermore, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.  In Oklahoma, the Oklahoma Corporation Commission has acted several times to address induced seismicity identifying a receiving formation and wells drilled to a certain depth as potentially increasing the likelihood of seismic activity.  The Commission has created Areas of Interest in which operators must demonstrate they are not injecting at certain depths or at particular volumes.  The Commission continues to monitor the situation and has stated they may take additional action if the situation warrants.  Compliance with existing and potential future rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

10.2	Succession Agreement dated August 17, 2015, by and between Paul Korus, former Chief Financial Officer, and Cimarex Energy Co.
10.3

Credit Agreement dated as of October 16, 2015, by and among Cimarex, the Administrative Agent, the Syndication Agent, the Documentation Agents and the Lenders filed on October 19, 2015 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference.

10.4

Form of Notice of Grant of Restricted Stock (Director) and Award Agreement (filed as Exhibit 10.2 to Registrant's Form 8-K filed on November 2, 2015 (Commission File no. 001-31446) and incorporated herein by reference).

31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2015

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)