Form 10-Q
period 2016-09-30
CIMAREX ENERGY CO
filed 2016-11-03
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016

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

The number of shares of Cimarex Energy Co. common stock outstanding as of September 30, 2016 was 94,964,174.

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

PART I

 ITEM 1 - Financial Statements

 CIMAREX ENERGY CO.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$698,696	$779,382
Receivables, net	226,983	225,398
Oil and gas well equipment and supplies	34,909	54,579
Derivative instruments	1,147	10,745
Prepaid expenses	3,453	7,036
Other current assets	1,315	790
Total current assets	966,503	1,077,930
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	16,013,316	15,546,948
Unproved properties and properties under development, not being amortized	447,071	440,166
	16,460,387	15,987,114
Less — accumulated depreciation, depletion, amortization and impairment	(13,756,311)	(12,710,968)
Net oil and gas properties	2,704,076	3,276,146
Fixed assets, net	214,448	230,009
Goodwill	620,232	620,232
Derivative instruments	3	501
Other assets, net	33,485	38,468
	$4,538,747	$5,243,286
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,428	$66,815
Accrued liabilities	258,551	247,508
Derivative instruments	21,573	—
Revenue payable	107,766	95,744
Total current liabilities	441,318	410,067
Long-term debt:
Principal	1,500,000	1,500,000
Less—unamortized debt issuance costs	(12,629)	(14,380)
Long-term debt, net	1,487,371	1,485,620
Deferred income taxes	87,523	352,705
Other liabilities	189,253	197,216
Total liabilities	2,205,465	2,445,608
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,964,174 and 94,820,570 shares issued, respectively	950	948
Paid-in capital	2,774,804	2,762,976
Retained earnings (Accumulated deficit)	(443,480)	33,313
Accumulated other comprehensive income	1,008	441
Total stockholders' equity	2,333,282	2,797,678
	$4,538,747	$5,243,286

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues:
Oil sales	$166,079	$192,501	$445,657	$647,850
Gas sales	109,278	114,649	268,501	331,985
NGL sales	50,464	40,159	135,755	135,236
Gas gathering and other	9,824	8,754	25,276	26,165
Gas marketing, net	72	(8)	1	104
	335,717	356,055	875,190	1,141,340
Costs and expenses:
Impairment of oil and gas properties	89,816	1,180,649	719,142	2,751,535
Depreciation, depletion and amortization	109,344	185,654	361,320	619,883
Asset retirement obligation	2,033	2,615	6,081	6,393
Production	52,976	69,334	180,891	222,145
Transportation, processing, and other operating	48,706	46,290	139,585	129,645
Gas gathering and other	7,905	8,429	23,477	28,599
Taxes other than income	15,974	19,717	43,879	67,678
General and administrative	20,118	20,413	55,439	50,405
Stock compensation	5,764	4,737	18,782	14,880
(Gain) loss on derivative instruments, net	(9,758)	(1,968)	23,050	(1,968)
Other operating, net	179	60	293	844
	343,057	1,535,930	1,571,939	3,890,039
Operating income (loss)	(7,340)	(1,179,875)	(696,749)	(2,748,699)
Other (income) and expense:
Interest expense	20,931	21,416	62,560	63,969
Capitalized interest	(5,421)	(7,100)	(15,958)	(25,087)
Other, net	(3,828)	(2,375)	(7,489)	(9,814)
Income (loss) before income tax	(19,022)	(1,191,816)	(735,862)	(2,777,767)
Income tax expense (benefit)	(6,204)	(428,532)	(266,623)	(999,327)
Net income (loss)	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)

Earnings (loss) per share to common stockholders:
Basic	$(0.14)	$(8.21)	$(5.04)	$(19.14)
Diluted	$(0.14)	$(8.21)	$(5.04)	$(19.14)

Dividends per share	$0.08	$0.16	$0.24	$0.48

Comprehensive income (loss):
Net income (loss)	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)
Other comprehensive income (loss):
Change in fair value of investments, net of tax	287	(609)	567	(800)
Total comprehensive income (loss)	$(12,531)	$(763,893)	$(468,672)	$(1,779,240)

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(469,239)	$(1,778,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	719,142	2,751,535
Depreciation, depletion and amortization	361,320	619,883
Asset retirement obligation	6,081	6,393
Deferred income taxes	(265,508)	(1,014,264)
Stock compensation	18,782	14,880
(Gain) loss on derivative instruments	23,050	(1,968)
Settlements on derivative instruments	9,718	—
Changes in non-current assets and liabilities	4,121	16,343
Other, net	2,931	3,494
Changes in operating assets and liabilities:
Receivables, net	(1,723)	151,783
Other current assets	23,034	29,634
Accounts payable and other current liabilities	(2,378)	(222,727)
Net cash provided by operating activities	429,331	576,546
Cash flows from investing activities:
Oil and gas expenditures	(485,114)	(771,029)
Sales of oil and gas assets	19,013	38,343
Sales of other assets	5,718	1,057
Other capital expenditures	(24,013)	(58,085)
Net cash used by investing activities	(484,396)	(789,714)
Cash flows from financing activities:
Proceeds from sale of common stock	—	752,100
Financing and underwriting fees	(1)	(22,663)
Dividends paid	(30,243)	(43,211)
Proceeds from exercise of stock options and other	4,623	20,392
Net cash provided by (used in) financing activities	(25,621)	706,618
Net change in cash and cash equivalents	(80,686)	493,450
Cash and cash equivalents at beginning of period	779,382	405,862
Cash and cash equivalents at end of period	$698,696	$899,312

See accompanying notes to consolidated financial statements.

CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

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

Oil and Gas Well Equipment and Supplies

Our oil and gas well equipment and supplies are valued at the lower of cost or net realizable value, where net realizable value is a defined estimated selling price.  An analysis of our oil and gas well equipment and supplies was performed and no impairment was required.   However, the continued industry-wide decline in drilling operations has put downward pressure on the price of oil and gas well equipment and supplies.  Declines in future periods could cause us to recognize impairments on these assets. An impairment would not affect cash flow from operating activities, but would adversely affect our net income (loss) and stockholders’ equity.

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

At September 30, 2016, the carrying value of our oil and gas properties subject to the test exceeded the calculated value of the ceiling limitation, and we recognized an impairment of $89.8 million ($57.1 million, net of tax).   Year-to-date 2016 impairments totaled $719.1 million ($456.9 million, net of tax).  These impairments resulted primarily from the continued impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the future net cash flows from proved reserves.   If pricing conditions stay at current levels or decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling impairments in future quarters.  The ceiling calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income (loss) and various components of our balance sheet.   Any recorded impairment of oil and gas properties is not reversible at a later date.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Accounts Receivable, Accounts Payable and Accrued Liabilities

The components of our accounts receivable, accounts payable and accrued liabilities are shown below:

	September 30,	December 31,
(in thousands)	2016	2015
Receivables, net of allowance
Trade	$46,749	$81,888
Oil and gas sales	170,025	136,537
Gas gathering, processing, and marketing	10,197	6,935
Other	12	38
Receivables, net	$226,983	$225,398

Accounts payable
Trade	$33,471	$53,384
Gas gathering, processing, and marketing	19,957	13,431
Accounts payable	$53,428	$66,815

Accrued liabilities
Exploration and development	$56,032	$56,721
Taxes other than income	17,924	17,545
Other	184,595	173,242
Accrued liabilities	$258,551	$247,508

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

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.Long-Term Debt

Debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016		December 31, 2015
		Unamortized Debt		Unamortized Debt
(in thousands)	Principal	Issuance Costs	Principal	Issuance Costs
5.875% Senior Notes, due May 1, 2022	$750,000	$6,005	$750,000	$6,978
4.375% Senior Notes, due June 1, 2024	750,000	6,624	750,000	7,402
Total long-term debt	$1,500,000	$12,629	$1,500,000	$14,380

At September 30, 2016 and December 31, 2015, we had no bank debt outstanding.  All of our long-term debt is senior unsecured debt and is, therefore, pari passu with other unsecured debt with respect to the payment of both principal and interest.

Bank Debt

We have a senior unsecured revolving credit facility (Credit Facility) that matures October 16, 2020.  The Credit Facility has aggregate commitments of $1.0 billion, with our option to increase aggregate commitments to $1.25 billion at any time.  There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility.  As of September 30, 2016, we had letters of credit outstanding under the Credit Facility of $2.5 million, leaving an unused borrowing availability of $997.5 million.

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

The Credit Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%.  As of September 30, 2016, we were in compliance with all of the financial and non-financial covenants.

At September 30, 2016 and December 31, 2015, we had $4.7 million and $5.7 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as deferred assets and included in Other assets, net in our balance sheet.  These costs are being amortized to interest expense ratably over the life of the Credit Facility.

Senior Notes

Each of our senior notes is governed by an indenture containing certain covenants, events of default and other restrictive provisions with which we were in compliance as of September 30, 2016.  Interest on each of the senior notes is payable semi-annually.  The effective interest rate on the 4.375% notes and the 5.875% notes, including the debt issuance cost, is 4.50% and 6.04%, respectively.

3.Derivative Instruments/Hedging

We periodically use derivative instruments to mitigate volatility in commodity prices. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our hedging positions.  We may hedge up to 50% of our oil and natural gas production.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following tables summarize our outstanding derivative contracts as of September 30, 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Collars:
2016:
Three-Way Collars WTI (1)
Volume (Bbls)	—	—	—	276,000	276,000
Wtd Avg Price - Lower Floor	$—	$—	$—	$40.00	$40.00
Wtd Avg Price - Upper Floor	$—	$—	$—	$50.00	$50.00
Wtd Avg Price - Ceiling	$—	$—	$—	$60.00	$60.00
Collars WTI (1)
Volume (Bbls)	—	—	—	1,288,000	1,288,000
Wtd Avg Price - Floor	$—	$—	$—	$41.25	$41.25
Wtd Avg Price - Ceiling	$—	$—	$—	$50.24	$50.24
2017:
Collars WTI (1)
Volume (Bbls)	1,260,000	1,274,000	920,000	460,000	3,914,000
Wtd Avg Price - Floor	$41.25	$41.25	$43.75	$45.00	$42.28
Wtd Avg Price - Ceiling	$50.24	$50.24	$53.34	$54.42	$51.46

(1)	WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Gas Collars:
2016:
PEPL (1)
Volume (MMBtu)	—	—	—	8,280,000	8,280,000
Wtd Avg Price - Floor	$—	$—	$—	$2.42	$2.42
Wtd Avg Price - Ceiling	$—	$—	$—	$2.93	$2.93
Perm EP (1)
Volume (MMBtu)	—	—	—	6,440,000	6,440,000
Wtd Avg Price - Floor	$—	$—	$—	$2.47	$2.47
Wtd Avg Price - Ceiling	$—	$—	$—	$2.96	$2.96
2017:
PEPL (1)
Volume (MMBtu)	7,200,000	7,280,000	5,520,000	2,760,000	22,760,000
Wtd Avg Price - Floor	$2.38	$2.38	$2.47	$2.68	$2.44
Wtd Avg Price - Ceiling	$2.94	$2.94	$3.02	$3.13	$2.98
Perm EP (1)
Volume (MMBtu)	6,300,000	6,370,000	3,680,000	1,840,000	18,190,000
Wtd Avg Price - Floor	$2.47	$2.47	$2.51	$2.73	$2.51
Wtd Avg Price - Ceiling	$3.01	$3.01	$3.04	$3.15	$3.03

(1) PEPL refers to Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index as quoted in Platt’s Inside FERC. Perm EP refers to El Paso Natural Gas Company, Permian Basin Index as quoted in Platt’s Inside FERC.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
(Gain) loss on derivative instruments, net	$(9,758)	$(1,968)	$23,050	$(1,968)
Settlement (gains) losses	$(791)	$—	$(9,718)	$—

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

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following tables present the amounts and classifications of our derivative assets and liabilities as of September 30, 2016 and December 31, 2015, as well as the potential effect of netting arrangements on contracts with the same counterparty.

September 30, 2016:
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$662	$—
Natural gas contracts	Current assets — Derivative instruments	485	—
Natural gas contracts	Non-current assets — Derivative instruments	3	—
Oil contracts	Current liabilities — Derivative instruments	—	15,166
Natural gas contracts	Current liabilities — Derivative instruments	—	6,407
Oil contracts	Non-current liabilities — Other liabilities	—	1,026
Natural gas contracts	Non-current liabilities — Other liabilities	—	73
Total gross amounts presented in accompanying balance sheet		1,150	22,672
Less: gross amounts not offset in the accompanying balance sheet		(1,150)	(1,150)
Net amount:		$—	$21,522

December 31, 2015:
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$6,774	$—
Natural gas contracts	Current assets — Derivative instruments	3,971	—
Natural gas contracts	Non-current assets — Derivative instruments	501	—
Total gross amounts presented in accompanying balance sheet		11,246	—
Less: gross amounts not offset in the accompanying balance sheet		—	—
Net amount:		$11,246	$—

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

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following table provides fair value measurement information for certain assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Book	Fair	Book	Fair
(in thousands)	Value	Value	Value	Value
Financial Assets (Liabilities):
5.875% Notes due 2022	$(750,000)	$(791,235)	$(750,000)	$(723,750)
4.375% Notes due 2024	$(750,000)	$(792,180)	$(750,000)	$(683,318)
Derivative instruments — assets	$1,150	$1,150	$11,246	$11,246
Derivative instruments — liabilities	$(22,672)	$(22,672)	$—	$—

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability.  We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated.  At September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $1.6 million and $1.8 million, respectively.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

5.Capital Stock

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock.  At September 30, 2016, there were no shares of preferred stock outstanding.  A summary of our common stock activity for the nine months ended September 30, 2016 follows:

(in thousands)
Issued and outstanding as of December 31, 2015	94,821
Issuance of service-based restricted stock awards	208
Restricted stock forfeited and retired	(26)
Common stock reacquired and retired	(100)
Option exercises, net of cancellations	61
Issued and outstanding as of September 30, 2016	94,964

Dividends

In August 2016, the Board of Directors declared a cash dividend of $0.08 per share.  The dividend is payable on December 1, 2016, to stockholders of record on November 15, 2016.  Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend.  Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital.  For the dividends declared in May and August 2016, all of the dividends declared ($15.2 million) were recorded as a reduction of additional paid-in capital.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by the Board of Directors.

6.Stock-based Compensation

We have recognized stock-based compensation cost as shown below.  Expense associated with stock compensation will fluctuate based on the grant-date fair value of awards, the number of awards and the timing of the awards.  Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Restricted stock awards
Performance stock awards	$5,465	$4,984	$18,374	$14,627
Service-based stock awards	4,624	1,902	13,540	10,700
	10,089	6,886	31,914	25,327
Stock option awards	571	855	1,974	2,141
Total stock compensation cost	10,660	7,741	33,888	27,468
Less amounts capitalized to oil and gas properties	(4,896)	(3,004)	(15,106)	(12,588)
Compensation expense	$5,764	$4,737	$18,782	$14,880

The increases in 2016 stock compensation are primarily related to performance awards granted in December 2015, a portion of which have been amortized over the 2016 periods.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2016:

(in thousands)
Asset retirement obligation at January 1, 2016	$164,105
Liabilities incurred	2,234
Liability settlements and disposals	(20,316)
Accretion expense	5,732
Revisions of estimated liabilities	2,735
Asset retirement obligation at September 30, 2016	154,490
Less current obligation	(9,033)
Long-term asset retirement obligation	$145,457

During the first nine months of 2016, the liability settlements and disposals included $12.5 million related to properties that were sold.

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

8.Earnings (loss) per Share

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic:
Net income (loss)	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)
Participating securities’ share in earnings (1)	—	—	—	—
Net income (loss) applicable to common stockholders	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)

Diluted:
Net income (loss)	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)
Participating securities’ share in earnings (1)	—	—	—	—
Net income (loss) applicable to common stockholders	$(12,818)	$(763,284)	$(469,239)	$(1,778,440)

Shares:
Basic shares outstanding	93,221	92,969	93,221	92,969
Dilutive effect of stock options (2)	—	—	—	—
Fully diluted common stock	93,221	92,969	93,221	92,969
Excluded (2)	2,065	1,915	2,065	1,915

Earnings (loss) per share to common stockholders (3):
Basic	$(0.14)	$(8.21)	$(5.04)	$(19.14)
Diluted	$(0.14)	$(8.21)	$(5.04)	$(19.14)

(1)	Participating securities are not included in undistributed earnings when a loss exists.
(2)	Inclusion of certain shares would have an anti-dilutive effect.
(3)	Earnings (loss) per share are based on actual figures rather than the rounded figures presented.

9.Income Taxes

The components of our provision for income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Current taxes (benefit)	$(1,115)	$14,937	$(1,115)	$14,937
Deferred taxes (benefit)	(5,089)	(443,469)	(265,508)	(1,014,264)
	$(6,204)	$(428,532)	$(266,623)	$(999,327)
Combined Federal and State effective income tax rate	32.6%	36.0%	36.2%	36.0%

At December 31, 2015, we had a U.S. net tax operating loss carryforward of $891.3 million, which would expire in tax years 2031 through 2035.  We believe that the carryforward will be utilized before it expires.  The

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

amount of U.S. net tax operating loss carryforward that will be recorded to equity when utilized to reduce taxes payable is $77.2 million. We also had an alternative minimum tax credit carryforward of approximately $6.0 million.

At September 30, 2016, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities, which remain open to examination for tax years 2011 through 2015.

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

10.Commitments and Contingencies

Commitments

We have commitments of $200.9 million to finish drilling and completing wells in progress at September 30, 2016.  We also have various commitments for drilling rigs.  The total minimum commitments under these agreements are $1.9 million.

At September 30, 2016, we had firm sales contracts to deliver approximately 50.2 Bcf of natural gas over the next 25 months.  If this gas is not delivered, our financial commitment would be approximately $134.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next ten years.  If no gas is delivered, the maximum amount that would be payable under these commitments would be approximately $227.8 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

We have minimum volume delivery commitments in connection with agreements to reimburse connection costs to various pipelines.  The maximum amount that would be payable if no gas is delivered would be approximately $16.0 million.  Of this total, we have accrued a liability of $9.6 million.  Due to reduced drilling activity in 2015 and 2016, we may have additional liabilities associated with these delivery commitments in the future.

We have other various transportation, delivery and facilities commitments in the normal course of business, which approximate $31.6 million.  We anticipate meeting these obligations.

We have various commitments for office space and equipment under operating lease arrangements totaling $99.0 million.

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

 CIMAREX ENERGY CO.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

11.Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Cash paid during the period for:
Interest expense (including capitalized amounts)	$813	$1,014	$40,547	$41,226
Interest capitalized	$286	$336	$10,343	$17,333
Income taxes	$—	$2	$13	$558
Cash received for income taxes	$1,115	$—	$1,140	$409

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

Our principal business objective is to profitably grow proved reserves and production for the long-term benefit of our stockholders through a balanced and abundant drilling inventory.  Our strategy centers on maximizing cash flow from producing properties and profitably reinvesting that cash flow in exploration and development activities.  We consider property acquisitions, dispositions and occasional mergers to enhance our competitive position.

We believe that detailed technical analysis, operational focus and a disciplined capital investment process mitigates risk and positions us to achieve increases in proved reserves and production.  Our drilling inventory and limited long-term commitments provide the flexibility to respond quickly to industry volatility.

Our investments are generally funded with cash flow provided by operating activities together with bank borrowings, sales of non-strategic assets and occasional public financing.  Conservative use of leverage has long been a part of our financial strategy.  We believe that maintaining a strong balance sheet mitigates financial risk and enables us to withstand low prices.

Market Conditions

The oil and gas industry is cyclical and commodity prices can be volatile.  In the second half of 2014, oil prices began a rapid and significant decline as global supply began to outpace demand.  During 2015 and through the first quarter of 2016, global oil supply continued to outpace demand resulting in further deterioration in realized oil prices.  While oil prices have continued to be erratic, during the second and third quarters of 2016 realized oil prices have improved.  It is likely that oil prices will remain erratic due to the ongoing global supply and demand imbalance, high inventories and geopolitical factors.

Due to an imbalance between supply and demand across North America, prices for domestic natural gas and NGLs began to decline during the third quarter of 2014 and continued to be weak through the first quarter of 2016.  Beginning late in the second quarter of 2016, prices for natural gas and NGLs have strengthened, however, future prices will likely continue to fluctuate.

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production.  For the first nine months of 2016 our realized oil price fell 20% to $36.13 per Bbl from the same period of 2015.  Similarly, our realized natural gas price dropped 20% to $2.13 per Mcf and our realized NGL price declined 10% to $12.70 per Bbl.  See Revenues below for further information regarding our realized commodity prices.

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

Our 2016 exploration and development expenditures are expected to be approximately $785 million.  Investments in gathering and processing infrastructure and other fixed assets are expected to approximate an additional $40 million.

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of risk factors that affect our business, financial condition and results of operations.  Also see

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of operating and financial results for the nine months ended September 30, 2016 compared to the same period of 2015:

•	Average production declined 2% to 964.6 MMcfe per day.
•	Oil production declined by 14% to 45,020 barrels per day, gas volumes were relatively flat at 460.5 MMcf per day and NGL volumes rose 11% to 39,002 barrels per day.
•	Production revenues declined 24% to $849.9 million.
•	Cash on hand at September 30, 2016 was $698.7 million.
•	Cash flow provided by operating activities declined 26% to $429.3 million.
•	We incurred a net loss of $469.2 million ($5.04 per diluted share) versus a net loss of $1.8 billion ($19.14 per diluted share) in 2015.

In response to continued weak commodity prices we significantly reduced our 2016 exploration and development expenditures for the first nine months of 2016 to $443.3 million compared to $644.8 million for the same period of 2015.

Total debt at each of September 30, 2016 and December 31, 2015 consisted of $1.5 billion of senior notes, with $750 million maturing in 2022 and $750 million maturing in 2024.

Revenues

Almost all our revenues are derived from sales of our oil, natural gas and NGL production.  Increases or decreases in our revenue, profitability and future production growth are highly dependent on the commodity prices we receive.  Prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors.

Oil sales contributed 52% of our total production revenue for the first nine months of 2016. Gas sales accounted for 32% and NGL sales contributed 16%. A $1.00 per barrel change in our realized oil price would have resulted in a $12.3 million change in revenues. A $0.10 per Mcf change in our realized gas price would have resulted in a $12.6 million change in our gas revenues. A $1.00 per barrel change in NGL prices would have changed revenues by $10.7 million.

The following table presents our average realized commodity prices and certain major U.S. index prices.  Our average realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Oil Prices:
Average realized sales price ($/Bbl)	$40.54	$41.89	$36.13	$45.22
Average WTI Midland price ($/Bbl)	$44.64	$47.15	$41.43	$50.39
Average WTI Cushing price ($/Bbl)	$44.94	$46.43	$41.33	$51.00

Gas Prices:
Average realized sales price ($/Mcf)	$2.66	$2.68	$2.13	$2.65
Average Henry Hub price ($/Mcf)	$2.81	$2.77	$2.28	$2.80

NGL Prices:
Average realized sales price ($/Bbl)	$14.14	$12.19	$12.70	$14.13

During the first nine months of 2016 and 2015, approximately 80% and 85%, respectively, of our oil production was in the Permian Basin, the sale of which is tied to the WTI Midland benchmark price.  The majority of the remaining oil production is from our Mid-Continent region.  The impact of changes in realized prices is discussed below under RESULTS OF OPERATIONS.

Operating costs and expenses

Costs associated with producing oil and natural gas are substantial.  Some of these costs vary with commodity prices, some trend with the type and volume of production and others are a function of the number of wells we own.

We use the full cost method of accounting for our oil and gas operations.  Accounting rules require us to perform a quarterly ceiling test calculation to test our oil and gas properties for possible impairment.  If the net capitalized cost of our oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess is charged to expense.  The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.  Estimated future net cash flows are determined by proved reserve quantities and commodity prices net of operating costs and capital expenditures.  We recognized ceiling test impairments in each quarter of 2015, totaling $3.7 billion ($2.4 billion, net of tax).  In the first two quarters of 2016 we recognized ceiling impairments totaling $629.3 million ($399.9 million, net of tax).

At September 30, 2016, the carrying value of our oil and gas properties subject to the ceiling test exceeded the calculated value of the ceiling limitation, resulting in an impairment of $89.8 million ($57.1 million, net of tax).  The impairment resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the estimated future net cash flows from proved reserves. If pricing conditions stay at current levels or decline, we may incur full cost ceiling impairments in future quarters, the magnitude of which will be affected by one or more of the other components of the ceiling test calculations, until prices stabilize or improve over a twelve-month period.

Commodity prices used in the September 30, 2016 ceiling calculation, based on the required trailing 12-month average prices, were $2.28 per Mcf of gas and $41.68 per barrel of oil.  Subsequent to September 30, 2016, commodity prices improved.  A 12-month simple average based on the commodity prices on the first day of the month for the 10 months ended October 2016 and the prices for October 2016 for the remaining two months in the 12-month average, would have resulted in average prices of $2.45 per Mcf of gas and $42.64 per barrel of oil.  Had these higher prices been utilized in the September 30, 2016 ceiling calculation we would have recorded a smaller impairment than the $89.8 million ($57.1 million after tax) impairment recorded in the three months ended September 30, 2016.

The assumption that a smaller impairment would have been incurred as a result of utilizing higher commodity prices is based on the premise that all other inputs and assumptions are held constant with the exception of oil and natural gas prices.  Therefore, this strictly isolates the potential impact of commodity prices on our ceiling test limitation.  An amount of any future impairment is difficult to reasonably predict and will depend upon not only commodity prices but also other factors that include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures, operating costs, and all related tax effects.  There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods and the example described above should not be construed as suggestive of our development plans or future results.

The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income (loss) and various components of our balance sheet.  Any recorded impairment of oil and gas properties is not reversible at a later date.

Depletion, depreciation and amortization (DD&A) of our producing properties is computed using the units-of-production method.  The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production.  Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation.  Higher prices generally have the effect of increasing reserves, which reduces depletion expense.  Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense.  The cost of replacing production also impacts our DD&A rate.  In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense.  DD&A is calculated quarterly before the ceiling test impairment calculation.  The impairments of our oil and gas properties in 2015 and the first two quarters of 2016 resulted in lower DD&A rates in each quarter following the impairment.

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

General and administrative (G&A) expenses consist primarily of salaries and related benefits, office rent, legal and consultants fees, systems costs and other administrative costs incurred in our offices and not directly associated with exploration, development or production activities.  Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting.

A discussion of changes in operating costs and expenses is included in RESULTS OF OPERATIONS, below.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2016 vs. September 30, 2015

In the third quarter of 2016, we had a net loss of $12.8 million ($0.14 per diluted share) compared to a net loss of $763.3 million ($8.21 per diluted share) for the same period of 2015.  For the first nine months of 2016, we had a net loss of $469.2 million ($5.04 per diluted share) down from a net loss of $1.8 billion ($19.14 per diluted share) in 2015.

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

			Change
Production Revenue			Between	Price/Volume Change
(in thousands or as indicated)	2016	2015	2016 / 2015	Price	Volume	Total
For the Three Months Ended September 30:
Oil sales	$166,079	$192,501	(14)%	$(5,531)	$(20,891)	$(26,422)
Gas sales	109,278	114,649	(5)%	(822)	(4,549)	(5,371)
NGL sales	50,464	40,159	26%	6,958	3,347	10,305
	$325,821	$347,309	(6)%	$605	$(22,093)	$(21,488)

For the Nine Months Ended September 30:
Oil sales	$445,657	$647,850	(31)%	$(112,134)	$(90,059)	$(202,193)
Gas sales	268,501	331,985	(19)%	(65,605)	2,121	(63,484)
NGL sales	135,755	135,236	0%	(15,282)	15,801	519
	$849,913	$1,115,071	(24)%	$(193,021)	$(72,137)	$(265,158)

The table below reflects our total production volumes.

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		Between	Ended September 30,		Between
	2016	2015	2016 / 2015	2016	2015	2016 / 2015
Total oil volume — thousand barrels	4,097	4,596	(11)%	12,336	14,327	(14)%
Oil volume — barrels per day	44,532	49,951	(11)%	45,020	52,480	(14)%
Percent of total equivalent production	28%	31%		28%	32%
Average oil price — per barrel	$40.54	$41.89	(3)%	$36.13	$45.22	(20)%

Total gas volume — MMcf	41,096	42,718	(4)%	126,164	125,273	1%
Gas volume — MMcf per day	446.7	464.3	(4)%	460.5	458.9	0%
Percent of total equivalent production	47%	47%		48%	47%
Average gas price — per Mcf	$2.66	$2.68	(1)%	$2.13	$2.65	(20)%

Total NGL volume — thousand barrels	3,568	3,295	8%	10,687	9,570	12%
NGL volume — barrels per day	38,786	35,815	8%	39,002	35,056	11%
Percent of total equivalent production	25%	22%		24%	21%
Average NGL price — per barrel	$14.14	$12.19	16%	$12.70	$14.13	(10)%

Total equivalent production — MMcfe	87,088	90,061	(3)%	264,297	268,656	(2)%
Total equivalent production volumes — MMcfe/d	946.6	978.9	(3)%	964.6	984.1	(2)%

As reflected in the table above, for the third quarter of 2016, our production revenues were 6% lower than those in the same period of 2015.  In the third quarter of 2016, lower revenue from decreased oil and gas production volumes, partially offset by higher NGL production, resulted in a decline of $22.1 million in quarter-over-quarter production revenue.  Lower realized prices for oil and gas production in the third quarter of 2016 were more than offset by higher realized prices for NGLs which resulted in $605 thousand of increased quarter-over-quarter revenue.

Production revenues for the first nine months of 2016 were 24% lower than the same period of 2015.  Lower realized commodity prices accounted for 73% of the $265.2 million period-over-period decrease.  The remaining decrease resulted as increased revenue from natural gas and NGL production volumes was more than offset by lower revenue from oil production.  See Revenues above for a discussion regarding realized prices.

The table below reflects our regional production volumes.  In the third quarter of 2016, Permian Basin oil and gas production was lower than the same period of 2015 due to normal production declines, fewer new well completions and shut-in production associated with completion operations.  Oil and gas production in the Permian Basin during the first nine months of 2016 was also negatively impacted by force majeure capacity curtailments in the first quarter of 2016, normal production declines and other events beyond our control.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Oil (Bbls per day)
Permian Basin	35,930	42,367	35,939	44,632
Mid-Continent	8,486	6,981	8,889	7,197
Other	116	603	192	651
	44,532	49,951	45,020	52,480
Gas (MMcf per day)
Permian Basin	178.4	197.6	177.7	179.3
Mid-Continent	266.7	260.8	281.3	272.6
Other	1.6	5.9	1.5	7.0
	446.7	464.3	460.5	458.9
NGL (Bbls per day)
Permian Basin	20,549	18,430	17,952	16,938
Mid-Continent	18,194	17,093	21,009	17,823
Other	43	292	41	295
	38,786	35,815	39,002	35,056
Total Equivalent (MMcfe per day)
Permian Basin	517.2	562.4	501.1	548.7
Mid-Continent	426.8	405.3	460.7	422.7
Other	2.6	11.2	2.8	12.7
	946.6	978.9	964.6	984.1

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Gas Gathering and Marketing (in thousands):
Gas gathering and other revenues	$9,824	$8,754	$25,276	$26,165
Gas marketing revenues, net of related costs	$72	$(8)	$1	$104

Fluctuations in revenues from gas gathering and gas marketing activities are a function of increases and decreases in volumes, commodity prices and gathering rate charges.

Analysis of Operating Costs and Expenses

Total operating costs and expenses for the three and nine months ended September 30, 2016 were lower by 78% and 60%, respectively, compared to the same periods of 2015.  Most of the 2016 decreases resulted from lower ceiling test impairments of our oil and gas properties and lower DD&A expense.  See Operating costs and expenses above for a discussion of the ceiling limitation and DD&A calculations.  Period-over-period differences are discussed below.

	For the Three Months		Variance
	Ended September 30,		Between	Per Mcfe
	2016	2015	2016 / 2015	2016	2015
Operating costs and expenses (in thousands, except per Mcfe):
Impairment of oil and gas properties	$89,816	$1,180,649	$(1,090,833)	N/A	N/A
DD&A	109,344	185,654	(76,310)	$1.26	$2.06
Asset retirement obligation	2,033	2,615	(582)	$0.02	$0.03
Production	52,976	69,334	(16,358)	$0.61	$0.77
Transportation, processing and other operating	48,706	46,290	2,416	$0.56	$0.51
Gas gathering and other	7,905	8,429	(524)	$0.09	$0.09
Taxes other than income	15,974	19,717	(3,743)	$0.18	$0.22
General and administrative	20,118	20,413	(295)	$0.23	$0.23
Stock compensation	5,764	4,737	1,027	$0.07	$0.05
(Gain) loss on derivative instruments, net	(9,758)	(1,968)	(7,790)	N/A	N/A
Other operating, net	179	60	119	N/A	N/A
	$343,057	$1,535,930	$(1,192,873)

	For the Nine Months		Variance
	Ended September 30,		Between	Per Mcfe
	2016	2015	2016 / 2015	2016	2015
Operating costs and expenses (in thousands, except per Mcfe):
Impairment of oil and gas properties	$719,142	$2,751,535	$(2,032,393)	N/A	N/A
DD&A	361,320	619,883	(258,563)	$1.37	$2.31
Asset retirement obligation	6,081	6,393	(312)	$0.02	$0.02
Production	180,891	222,145	(41,254)	$0.69	$0.83
Transportation, processing and other operating	139,585	129,645	9,940	$0.53	$0.48
Gas gathering and other	23,477	28,599	(5,122)	$0.09	$0.11
Taxes other than income	43,879	67,678	(23,799)	$0.17	$0.25
General and administrative	55,439	50,405	5,034	$0.21	$0.19
Stock compensation	18,782	14,880	3,902	$0.07	$0.06
(Gain) loss on derivative instruments, net	23,050	(1,968)	25,018	N/A	N/A
Other operating, net	293	844	(551)	N/A	N/A
	$1,571,939	$3,890,039	$(2,318,100)

For the three and nine months ended September 30, 2016, DD&A expense was 41% and 42% lower, respectively, compared to the same periods of 2015.  Impairments of our oil and gas properties during each quarter of 2015 and the first two quarters of 2016 have resulted in lower DD&A rates in each quarter following an impairment. DD&A is calculated quarterly before the ceiling test impairment calculation.  We expect our 2016 fourth quarter DD&A rate to follow this pattern.

Production costs consist of lease operating expense and workover expense as follows:

	For the Three Months		Variance
	Ended September 30,		Between	Per Mcfe
(in thousands, except per Mcfe)	2016	2015	2016 / 2015	2016	2015
Lease operating expense	$44,249	$57,628	$(13,379)	$0.51	$0.64
Workover expense	8,727	11,706	(2,979)	$0.10	$0.13
	$52,976	$69,334	$(16,358)	$0.61	$0.77

	For the Nine Months		Variance
	Ended September 30,		Between	Per Mcfe
(in thousands, except per Mcfe)	2016	2015	2016 / 2015	2016	2015
Lease operating expense	$146,895	$187,642	$(40,747)	$0.56	$0.70
Workover expense	33,996	34,503	(507)	$0.13	$0.13
	$180,891	$222,145	$(41,254)	$0.69	$0.83

Lease operating expense in the third quarter of 2016 declined 23% compared to the same quarter of 2015.  Lease operating expense for the nine months ended September 30, 2016 declined by 22% compared to the same period of 2015.  The 2016 periods benefited from lower salt water disposal costs attributable to implementation of operational efficiencies.  The 2016 periods also had reduced costs for rental equipment, labor and lower costs due to property divestitures.

For the three and nine months ended September 30, 2016, workover expenses were 25% and 1% lower, respectively, than the same periods of 2015.  Generally, these costs will fluctuate based on the amount of maintenance and remedial activity planned and/or required during the period.

Transportation, processing and other operating costs in the third quarter of 2016 were 5% higher compared to the same period of 2015.  For the first nine months of 2016, these costs were 8% greater than the first nine months of 2015.  These costs will vary by product type and region.  The increases in the 2016 periods are primarily a result of more gas production and higher fees associated with our Mid-Continent region.

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs, operating and maintenance expenses.  The 2016 period-over-period decreases were primarily related to higher repair and maintenance activity in the 2015 periods.

Taxes other than income are assessed by state and local taxing authorities on production, revenues or the value of properties.  Revenue based production and severance taxes are our largest component of these taxes.  During the three and nine months ended September 30, 2016, these taxes decreased by 19% and 35%, respectively, compared to the same periods of 2015.  The decreases were primarily a result of period-over-period declines in production revenue due to lower realized commodity prices.

G&A costs were as follows:

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2016	2015	2016 / 2015	2016	2015	2016 / 2015
G&A capitalized to oil & gas properties	$16,634	$15,371	$1,263	$50,769	$49,426	$1,343
G&A expense	20,118	20,413	(295)	55,439	50,405	5,034
Total G&A cost	$36,752	$35,784	$968	$106,208	$99,831	$6,377

Total G&A cost for the third quarter of 2016 was 3% higher than the same period of 2015.  Total G&A cost during the nine months ended September 30, 2016 exceeded that of the prior year by 6%.  During the second quarter of 2016, a voluntary Early Retirement Incentive Program (ERIP) was offered to certain employees.  Severance and other payments of approximately $5.7 million were made to the participants and are included in G&A expense for the nine months ended September 30, 2016.  Going forward these departures are expected to result in lower G&A costs.

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties.  We have recognized stock-based compensation expense as follows:

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2016	2015	2016 / 2015	2016	2015	2016 / 2015
Restricted stock awards
Performance stock awards	$5,465	$4,984	$481	$18,374	$14,627	$3,747
Service-based stock awards	4,624	1,902	2,722	13,540	10,700	2,840
	10,089	6,886	3,203	31,914	25,327	6,587
Stock option awards	571	855	(284)	1,974	2,141	(167)
Total stock compensation cost	10,660	7,741	2,919	33,888	27,468	6,420
Less amounts capitalized	(4,896)	(3,004)	(1,892)	(15,106)	(12,588)	(2,518)
Stock compensation expense	$5,764	$4,737	$1,027	$18,782	$14,880	$3,902

Expense associated with stock compensation will fluctuate based on the grant-date fair value of awards, the number of awards and the timing of the awards.  The increases in 2016 stock compensation are primarily related to performance awards granted in December 2015, a portion of which have been amortized over the 2016 periods.  Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
(Gain) loss on derivative instruments, net	$(9,758)	$(1,968)	$23,050	$(1,968)
Settlement (gains) losses	$(791)	$—	$(9,718)	$—

Other (income) and expense

	For the Three Months		Variance	For the Nine Months		Variance
	Ended September 30,		Between	Ended September 30,		Between
(in thousands)	2016	2015	2016 / 2015	2016	2015	2016 / 2015
Interest expense	$20,931	$21,416	$(485)	$62,560	$63,969	$(1,409)
Capitalized interest	(5,421)	(7,100)	1,679	(15,958)	(25,087)	9,129
Other, net	(3,828)	(2,375)	(1,453)	(7,489)	(9,814)	2,325
	$11,682	$11,941	$(259)	$39,113	$29,068	$10,045

The majority of our interest expense relates to interest on debt and amortization of financing costs.  See Long-term Debt below for further information regarding our debt.

We capitalize interest on non-producing leasehold (NPL) costs, the in-progress costs of drilling and completing wells and constructing qualified assets.  Capitalized interest will fluctuate based on the current rate of interest and the amount of costs on which interest is calculated.  During the three and nine months ended September 30, 2016, capitalized interest decreased by 24% and 36%, respectively, compared to the same periods of 2015.  The decreases were primarily due to lower average NPL costs in the 2016 periods.

Components of Other, net consist of miscellaneous income and expense items that will vary from period to period, including gain or loss related to the sale or value of oil and gas well equipment and supplies, income and expense associated with other non-operating activities, miscellaneous asset sales and interest income.

For the three months ended September 30, 2016, Other, net reflected a 61% increase in income compared to the same period of 2015.  The increase resulted from higher interest income and gains on fixed asset sales, which were partially offset by lower net gains from sales of oil and gas well equipment and supplies.  During the nine months ended September 30, 2016, Other, net had a 24% decrease in income compared to that of 2015.  The year-over-year decrease resulted from lower net gains from sales of oil and gas well equipment and supplies which were partially offset by higher interest income.

An analysis of our oil and gas well equipment and supplies was performed as of September 30, 2016 and no impairment was required.  However, the industry-wide decline in drilling operations has put downward pressure on the price of oil and gas well equipment and supplies.  Declines in future periods could cause us to recognize impairments on these assets. An impairment would not affect cash flow from operating activities, but would adversely affect our net income (loss) and stockholders’ equity.

Income Tax Expense

The components of our provision for income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Current benefit	$(1,115)	$14,937	$(1,115)	$14,937
Deferred tax expense (benefit)	$(5,089)	$(443,469)	$(265,508)	$(1,014,264)
	$(6,204)	$(428,532)	$(266,623)	$(999,327)
Combined Federal and State effective income tax rate	32.6%	36.0%	36.2%	36.0%

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

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program.  We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility.  See Capital Expenditures below for information regarding our 2016 exploration and development investment program.

We periodically use derivative instruments to mitigate volatility in commodity prices.  At September 30, 2016, we had derivative contracts covering approximately 28% and 17% of our anticipated remaining 2016 and 2017 equivalent production, respectively.  Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our hedging positions.  We may hedge up to 50% of our oil and natural gas production on a forward five-quarter basis.  See Note 3 to the Consolidated Financial Statements of this report for further information regarding our derivative instruments.

We believe our conservative use of leverage, strong balance sheet and hedging activities will mitigate our exposure to lower commodity prices.  Cash and cash equivalents at September 30, 2016 totaled $698.7 million.  Our long-term debt consisted of $1.5 billion of senior notes, with $750 million due in 2022 and $750 million due in 2024.  Letters of credit outstanding under our credit facility totaled $2.5 million, leaving an unused borrowing availability of $997.5 million.

Our debt to total capitalization at September 30, 2016 was 39% compared to 35% at December 31, 2015.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is:  long-term debt divided by the sum of long-term debt plus stockholders’ equity.  Management believes this non-GAAP measure is useful information as it is a common statistic used in the investment community to assist with analysis of the financial condition of an entity.

We expect our operating cash flow and other capital resources to be adequate to meet our needs for planned capital expenditures, working capital, debt service and dividend payments for the remainder of 2016 and beyond.

Analysis of Cash Flow Changes (See the Condensed Consolidated Statements of Cash Flows)

Net cash flow provided by operating activities (operating cash flow) for the first nine months of 2016 was $429.3 million, down 26% from $576.5 million in the same period of 2015.  The $147.2 million decrease resulted primarily from a period-over-period decrease in revenues, which was partially offset by net decreases in certain operating expenses and increased cash settlements of derivative instruments.    See RESULTS OF OPERATIONS above for information regarding the 2016 changes in revenue and operating expenses.

For the first nine months of 2016, net cash flow used for investing activities was $484.4 million, a decrease of $305.3 million (39%) from $789.7 million for the same period of 2015. In 2016, oil and gas expenditures of $485.1 million and other capital expenditures of $24.0 million were partially offset by proceeds from asset sales of $24.7 million.  During 2015, oil and gas expenditures of $771.0 million and other capital expenditures of $58.1 million were partially offset by proceeds from asset sales of $39.4 million.  In response to continued weak commodity prices, we significantly reduced our 2016 investment activities.

Net cash used in financing activities during the first nine months of 2016 was $25.6 million, compared to net cash provided by financing activities of $706.6 million for the same period of 2015.  In 2016, dividend payments of $30.2 million were partially offset by $4.6 million of proceeds from issuance of common stock from employee option exercises and other.  In 2015, cash provided by financing activities included $729.5 million of net proceeds from the sale of common stock and $20.4 million of proceeds from issuance of common stock from employee option exercises and other, which were partially offset by dividend payments of $43.2 million and financing fees of $0.1 million.

Reconciliation of Non-GAAP Adjusted Cash Flow from Operations

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$429,331	$576,546
Change in operating assets and liabilities	(18,933)	41,310
Adjusted cash flow from operations	$410,398	$617,856

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

Capital Expenditures

The following table reflects capitalized expenditures for oil and gas acquisitions, exploration and development (E&D) activities and property sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Acquisitions:
Proved	$—	$—	$3,324	$—
Unproved	3,200	2,237	13,768	4,266
Net purchase price adjustments (*)	—	2	(2,928)	(12,003)
	3,200	2,239	14,164	(7,737)
Exploration and development:
Land and seismic	16,974	10,000	45,610	37,965
Exploration and development	157,571	174,270	443,279	644,796
	174,545	184,270	488,889	682,761
Sales proceeds:
Proved	(189)	(25,405)	(12,689)	(27,804)
Unproved	(9,209)	(6,201)	(9,225)	(12,412)
Net purchase price adjustments (*)	(185)	1,374	(299)	1,468
	(9,583)	(30,232)	(22,213)	(38,748)
	$168,162	$156,277	$480,840	$636,276

(*) The net purchase price adjustments relate to activity in prior periods.

Amounts in the table above are presented on an accrual basis.  The Condensed Consolidated Statements of Cash Flows in this report reflect activities on a cash basis, when payments are made or received.

Our 2016 E&D capital investment is expected to approximate $785 million.  Approximately 60% of our 2016 capital investment will be in the Permian Basin with the remainder in the Mid-Continent region.

As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs and drilling success.  We have the flexibility to adjust our capital expenditures based upon market conditions.  Due to the uncertainty and extended duration of the current commodity price environment, along with consideration of positive results from our ongoing capital investment program, the pace of future development of our proved undeveloped reserves could change.

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

The following table reflects wells brought on production by region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross wells
Permian Basin	17	4	37	72
Mid-Continent	25	52	61	82
	42	56	98	154
Net wells
Permian Basin	10	4	22	52
Mid-Continent	7	10	14	19
	17	14	36	71

As of September 30, 2016, we had 104 gross wells awaiting completion: 25 Permian Basin and 79 Mid-Continent.  We also had 5 operated rigs running: three in the Permian Basin and two in the Mid-Continent region.

We have made, and will continue to make, expenditures to comply with environmental and safety regulations and requirements.  These costs are considered a normal recurring cost of our ongoing operations.  While we expect current pending legislation or regulations to increase the cost of business, we do not anticipate that we will be required to expend amounts that will have a material adverse effect on our financial position or operations, nor are we aware of any pending regulatory changes that would have a material impact, based on current laws and regulations.  However, compliance with new legislation or regulations could increase our costs or adversely affect demand for oil or gas and result in a material adverse effect on our financial position or operations.

Financial Condition

During the first nine months of 2016, our total assets decreased $0.7 billion (13%) to $4.5 billion, compared to $5.2 billion at December 31, 2015.  The decrease was mainly attributable to the $719.1 million of impairments to our oil and gas properties.

Total liabilities declined by $0.2 billion (10%) to $2.2 billion at September 30, 2016, compared to $2.4 billion at December 31, 2015.  The decrease is primarily due to a $265.2 million decrease in deferred income taxes stemming from our net loss for the first nine months of 2016.

Stockholders’ equity totaled $2.3 billion at September 30, 2016, down 17% from $2.8 billion at December 31, 2015.  The decrease was mainly attributable to our net loss of $469.2 million for the first nine months of 2016.

The decreases in our total assets, liabilities and stockholders’ equity and our net loss during the first nine months of 2016 resulted primarily from the continued impact of lower realized commodity prices, which resulted in lower revenues from sales of our production and impairments of our oil and gas properties.  See RESULTS OF OPERATIONS above for further information.

Long-term Debt

Long-term debt at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016		December 31, 2015
		Unamortized Debt		Unamortized Debt
(in thousands)	Principal	Issuance Costs	Principal	Issuance Costs
5.875% Senior Notes, due May 1, 2022	$750,000	$6,005	$750,000	$6,978
4.375% Senior Notes, due June 1, 2024	750,000	6,624	750,000	7,402
Total long-term debt	$1,500,000	$12,629	$1,500,000	$14,380

At each of September 30, 2016 and December 31, 2015, we had no bank debt outstanding.  All of our long-term debt is senior unsecured debt and is, therefore, pari passu with other unsecured debt with respect to the payment of both principal and interest.

Bank Debt

Our senior unsecured revolving credit facility (Credit Facility) has an aggregate commitment from the lenders of $1.0 billion and matures on October 16, 2020.  We have the option to increase the commitment to $1.25 billion at any time.  The Credit Facility is not a borrowing base facility subject to the discretion of the lenders and is not based on the value of our proved reserves.

At September 30, 2016, we had letters of credit outstanding of $2.5 million under the Credit Facility, leaving an unused borrowing availability of $997.5 million.  We did not have any bank debt outstanding during the first nine months of 2016.  During the first nine months of 2015 we had average daily bank debt outstanding of $36.6 thousand and the highest amount of bank borrowings outstanding during that period was $10.0 million, occurring in May.

The Credit Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%.   As of September 30, 2016, we were in compliance with all of the financial and non-financial covenants.  For further information regarding the terms of the Credit Facility see Note 2 to the Consolidated Financial Statements of this report.

Senior Notes

Interest on our senior notes is payable semi-annually.  Each of the senior notes is governed by an indenture containing customary covenants, events of default and other restrictive provisions with which we were in compliance at September 30, 2016.

Working Capital Analysis

Our working capital fluctuates primarily as a result of changes in our cash and cash equivalents, increases or decreases in our realized commodity prices and production volumes, changes in our oil and gas well equipment and supplies and changes in receivables and payables related to our operating and E&D activities.

At September 30, 2016, we had working capital of $525.2 million, a decrease of $142.7 million compared to working capital of $667.9 million at December 31, 2015.

Working capital decreases consisted of the following:

•	Cash and cash equivalents decreased by $80.7 million.
•	Net derivative instruments decreased by $31.2 million.
•	Oil and gas well equipment and supplies decreased by $19.7 million.
•	Operations-related accounts payable and accrued liabilities increased by $10.4 million.

Decreases in working capital were partially offset by the following increases:

•	Operations-related accounts receivable increased by $1.6 million.
•	Accrued liabilities related to our E&D expenditures decreased by $0.7 million.

Accounts receivable are a major component of our working capital and include a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies and other end-users.  The collection of receivables during the periods presented has been timely. Historically, losses associated with uncollectible receivables have not been significant.

Dividends

A quarterly cash dividend has been paid to stockholders every quarter since the first quarter of 2006.  In February 2016, the quarterly dividend was decreased to $0.08 per share from $0.16 per share.  In August 2016, the Board of Directors declared a cash dividend of $0.08 per share.  The dividend is payable on December 1, 2016 to stockholders of record on November 15, 2016.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by our Board of Directors.

Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend.  Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital.  For the dividends declared in May and August 2016, all of the dividends declared ($15.2 million) were recorded as a reduction of additional paid-in capital.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of September 30, 2016, our material off-balance sheet arrangements consisted of operating lease agreements, which are customary in the oil and gas industry and are included in the table below.

Contractual Obligations and Material Commitments

At September 30, 2016, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations:		1 Year or	2 - 3	4 - 5	More than
(in thousands)	Total	Less	Years	Years	5 Years
Long-term debt (1)	$1,500,000	$—	$—	$—	$1,500,000
Fixed-Rate interest payments (1)	526,875	76,876	153,750	153,750	142,499
Operating leases	98,985	9,527	20,955	21,556	46,947
Drilling commitments (2)	202,740	202,740	—	—	—
Asset retirement obligation (3)	154,490	9,033	—	(3) —	(3) —	(3)
Other liabilities (4)	148,218	61,171	57,090	2,224	27,733
Firm transportation	27,207	6,944	7,526	4,427	8,310

(1)	See Item 3: Quantitative and Qualitative Disclosures About Market Risk for more information regarding fixed and variable rate debt.
(2)

We have drilling commitments of approximately $200.9 million consisting of obligations to finish drilling and completing wells in progress at September 30, 2016.  We also have various commitments for drilling rigs. The total minimum commitments under these agreements are $1.9 million.

(3)	We have not included the long-term asset retirement obligations because we are not able to precisely predict the timing of these amounts.
(4)

Other liabilities include the estimated value of our commitment associated with our employee benefit obligations, the fair value of our liabilities associated with our derivative contracts and other miscellaneous commitments.

At September 30, 2016, we had firm sales contracts to deliver approximately 50.2 Bcf of natural gas over the next 25 months.  If this gas is not delivered, our financial commitment would be approximately $134.9 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next ten years.  If no gas is delivered, the maximum amount that would be payable under these commitments would be approximately $227.8 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

We have minimum volume delivery commitments in connection with agreements to reimburse connection costs to various pipelines.  The maximum amount that would be payable if no gas is delivered would be approximately $16.0 million, which is included in the table above.  Of this total, we have accrued a liability of $9.6 million.  Due to reduced drilling activity in 2015 and 2016, we may have additional liabilities associated with these delivery commitments in the future.

We have other various transportation, delivery and facilities commitments in the normal course of business, of approximately $31.6 million, which are included in the table above.  We anticipate meeting these obligations.

All of the noted commitments were routine and were made in the normal course of our business.

Taking into account current commodity prices and anticipated levels of production, we believe that our net cash flow generated from operations and our other capital resources will be adequate to meet future obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, contingencies, asset retirement obligations and income taxes to be critical policies and estimates.  These are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments

See Note 1, Basis of Presentation – Recently Issued Accounting Standards, to the Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in commodity prices and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas and NGL production.  The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control.  Pricing for oil, gas and NGL production has been volatile and unpredictable. Oil sales contributed 52% of our total production revenue for the first nine months of 2016. Gas sales accounted for 32% and NGL sales contributed 16%. A $1.00 per barrel change in our realized oil price would have resulted in a $12.3 million change in revenues. A $0.10 per Mcf change in our realized gas price would have resulted in a $12.6 million change in our gas revenues. A $1.00 per barrel change in NGL prices would have changed revenues by $10.7 million.

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At September 30, 2016, we have gas collars in place for the fourth quarter of 2016 and all of 2017 with a net total fair value liability of $6.0 million. We have oil collars in place for the fourth quarter of 2016 and all of 2017 with a net total fair value liability of $15.5 million.  See Note 3 to the Consolidated Financial Statements in this report for additional information regarding derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. For the gas contracts described above, a hypothetical $0.10 change in the price below or above the contracted price applied to the notional amounts would cause a change of $5.6 million in our (gain) loss on mark-to-market derivatives in 2016.  For the oil contracts described above, a hypothetical $1.00 change in the price below or above the contracted price applied to the notional amounts would cause a change of $5.5 million in our (gain) loss on mark-to-market derivatives in 2016.

Interest Rate Risk

At September 30, 2016, our long-term debt consisted of $750 million in 5.875% senior notes that will mature on May 1, 2022 and $750 million in 4.375% senior notes that will mature on June 1, 2024.    Because all of our long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal.  This sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.   See Note 2 and Note 4 to the Consolidated Financial Statements in this report for additional information regarding debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2016.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 3, 2016

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James H. Shonsey
James H. Shonsey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)