Form 10-K/A
period 2016-12-31
CIMAREX ENERGY CO
filed 2017-05-10
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

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

EXPLANATORY NOTE

Cimarex Energy Co. (together with its subsidiaries, “Cimarex,” the “company,” “our,” “we” or “us”) is filing this Amendment No. 1 (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017 (the “Original Filing”), to correct certain errors in our Consolidated Financial Statements included in Part II, Item 8 (collectively referred to as “Financial Statements”) and related footnote disclosures as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 (including the unaudited interim periods within 2016 and 2015). In connection with the corrections made in this Form 10-K/A, management reassessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016 and concluded that a deficiency in the design of the company’s internal controls related to the full cost ceiling test calculation represents a material weakness in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016. In addition, this Form 10-K/A includes under Part II, Item 6 corrected selected financial data as of and for the years ended December 31, 2016 - 2012. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

Background and Effects of Corrections

Subsequent to the filing of the Original Filing, in the course of preparing our consolidated financial statements for the quarter ended March 31, 2017, we identified an error in the quarterly ceiling test calculations used in prior periods to test our oil and gas properties for possible impairment. Specifically, the calculations did not properly consider the company’s tax net operating loss carryforwards in the calculation of the capitalized costs of net oil and gas properties to be tested for impairment. This error had the effect of incorrectly reporting impairment amounts in prior periods, which resulted in incorrectly reporting depletion expense and income tax expense (benefit) in prior periods.  Management promptly reported the matter to the Audit Committee of the company’s Board of Directors and KPMG LLP, the company’s independent registered public accounting firm.

After considering the guidance in SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error on financial statement items quantitatively and qualitatively and concluded that the error was not material to any of the company’s prior annual or interim period financial statements. The consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014, and the unaudited interim period consolidated financial statements within the years ended December 31, 2016 and 2015 in this Form 10-K/A, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in order to reflect these corrections.  The corrections reflect the adjustments to impairment amounts, depletion expense and income tax expense (benefit) described above, as well as the resulting adjustments to deferred income taxes, accumulated depreciation, depletion and amortization and impairment, and retained earnings (accumulated deficit), including a cumulative catchup to the January 1, 2014 balance that gives effect to corrections made to the 2013 and 2012 periods.

In addition to correcting the consolidated financial statements, we have also corrected the Supplemental Quarterly Financial Data (Unaudited) and the following Notes to the consolidated financial statements for the effects of the errors discussed above:

• Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

• Note 7 — Earnings (Loss) Per Share

• Note 9 — Income Taxes

The following tables present the effect of the corrections on selected line items of the previously reported consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

	Consolidated Balance Sheet December 31, 2016
(in thousands)	As Previously Reported	Corrections	As Corrected
Accumulated depreciation, depletion and amortization and impairment	$(13,849,701)	$(499,804)	$(14,349,505)
Net oil and gas properties	$2,854,071	$(499,804)	$2,354,267
Total assets	$4,681,693	$(443,969)	$4,237,724
Deferred income tax (asset) liability	$126,894	$(182,729)	$(55,835)
Total liabilities	$2,321,629	$(126,894)	$2,194,735
Retained earnings (accumulated deficit)	$(405,284)	$(317,075)	$(722,359)
Total stockholders’ equity	$2,360,064	$(317,075)	$2,042,989
Total liabilities and stockholders’ equity	$4,681,693	$(443,969)	$4,237,724

	Consolidated Balance Sheet December 31, 2015
(in thousands)	As Previously Reported	Corrections	As Corrected
Accumulated depreciation, depletion and amortization and impairment	$(12,710,968)	$(534,864)	$(13,245,832)
Net oil and gas properties	$3,276,146	$(534,864)	$2,741,282
Total assets	$5,243,286	$(534,864)	$4,708,422
Deferred income tax (asset) liability	$352,705	$(195,543)	$157,162
Total liabilities	$2,445,608	$(195,543)	$2,250,065
Retained earnings (accumulated deficit)	$33,313	$(339,321)	$(306,008)
Total stockholders’ equity	$2,797,678	$(339,321)	$2,458,357
Total liabilities and stockholders’ equity	$5,243,286	$(534,864)	$4,708,422

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Impairment of oil and gas properties	$719,142	$38,528	$757,670
Depreciation, depletion and amortization	$465,936	$(73,588)	$392,348
Total operating expenses	$1,864,292	$(35,060)	$1,829,232
Operating income (loss)	$(606,947)	$35,060	$(571,887)
Income (loss) before income tax	$(658,264)	$35,060	$(623,204)
Income tax expense (benefit)	$(227,215)	$12,814	$(214,401)
Net income (loss)	$(431,049)	$22,246	$(408,803)
Total comprehensive income (loss)	$(430,545)	$22,246	$(408,299)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.32	$	$0.32
Undistributed	(4.94)	0.24	(4.70)
	$(4.62)	$0.24	$(4.38)
Diluted
Distributed	$0.32	$	$0.32
Undistributed	(4.94)	0.24	(4.70)
	$(4.62)	$0.24	$(4.38)

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2015
(in thousands, except per share data)	As Previously Reported	Corrections		As Corrected
Impairment of oil and gas properties	$3,716,883		$316,412	$4,033,295
Depreciation, depletion and amortization	$778,923		$(47,463)	$731,460
Total operating expenses	$5,193,422		$268,949	$5,462,371
Operating income (loss)	$(3,740,803)		$(268,949)	$(4,009,752)
Income (loss) before income tax	$(3,782,384)		$(268,949)	$(4,051,333)
Income tax expense (benefit)	$(1,373,436)		$(98,293)	$(1,471,729)
Net income (loss)	$(2,408,948)		$(170,656)	$(2,579,604)
Total comprehensive income (loss)	$(2,409,609)		$(170,656)	$(2,580,265)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.64	$		$0.64
Undistributed	(26.56)	(1.83)		(28.39)
	$(25.92)		$(1.83)	$(27.75)
Diluted
Distributed	$0.64	$		$0.64
Undistributed	(26.56)	(1.83)		(28.39)
	$(25.92)		$(1.83)	$(27.75)

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2014
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Depreciation, depletion and amortization	$806,021	$(30,444)	$775,577
Total operating expenses	$1,610,242	$(30,444)	$1,579,798
Operating income (loss)	$813,934	$30,444	$844,378
Income (loss) before income tax	$805,901	$30,444	$836,345
Income tax expense (benefit)	$298,697	$11,150	$309,847
Net income (loss)	$507,204	$19,294	$526,498
Total comprehensive income (loss)	$507,117	$19,294	$526,411

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.64	$	$0.64
Undistributed	5.15	0.22	5.37
	$5.79	$0.22	$6.01
Diluted
Distributed	$0.64	$	$0.64
Undistributed	5.14	0.22	5.36
	$5.78	$0.22	$6.00

Correction of the errors discussed above impacted certain non-cash line items within the operating cash flow section of the consolidated statements of cash flows; however, the corrections did not change previously reported Net cash provided by operating activities for any period.

Internal Control Consideration

The Original Filing included a report of management’s assessment regarding internal control over financial reporting and an audit report of KPMG LLP, the company’s independent registered public accounting firm, without qualifications. However, in connection with the corrections made in this Form 10-K/A, management re-evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2016 and concluded that a deficiency in the design of the company’s internal controls related to the full cost ceiling test calculation represents a material weakness in the company’s internal control over financial reporting and, therefore, that the company did not maintain effective internal control over financial reporting as of December 31, 2016. This Form 10-K/A reflects this determination as of December 31, 2016 and the company’s independent registered public accounting firm, KPMG LLP, reissued its February 24, 2017 report on internal control over financial reporting as of December 31, 2016 to reflect an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of a material weakness. For a description of the material weakness identified by management and the remediation efforts expected to be implemented to address that material weakness, see “Part II, Item 9A — Controls and Procedures.”

Items Amended in This Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended to reflect the corrections described above. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing of our Annual Report on Form 10-K for the year ended December 31, 2016, except as required to reflect the effects of the corrections.

The following items have been amended as a result of corrections described above:

•                Part I — Cautionary Information about Forward-Looking Statements

•                Part I, Item 1A — Risk Factors

•                Part II, Item 6 — Selected Financial Data

•                  Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                Part II, Item 8 — Financial Statements and Supplementary Data

•                Part II, Item 9A — Controls and Procedures

The company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

MMcfe—Million cubic feet equivalent

MMcfe/d—Million cubic feet equivalent per day

Net Acres—Gross acreage multiplied by working interest percentage

Net Production—Gross production multiplied by net revenue interest

NGL or NGLs—Natural gas liquids

PUD—Proved undeveloped

Tcf—Trillion cubic feet

Tcfe—Trillion cubic feet equivalent

Energy equivalent is determined using the ratio of one barrel of crude oil, condensate or NGL to six Mcf of natural gas.

PART I

Cautionary Information about Forward-Looking Statements

Throughout this Form 10-K/A, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are providing “2017 Outlook,” which contains projections for certain 2017 operational activities. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10- K/A. Forward-looking statements include statements with respect to, among other things:

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

•                  The effectiveness of our internal control over financial reporting;

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

•                  De-risking of acreage; and

•                  Our ability to remediate the identified material weakness in our internal control over financial reporting.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K/A cause our underlying assumptions to be incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

Cimarex Energy Co., a Delaware corporation formed in 2002, is an independent oil and gas exploration and production company.  Our operations are located mainly in Oklahoma, Texas and New Mexico.  On our website — www.cimarex.com — you will find our annual reports, proxy statements and all of our Securities and Exchange Commission (SEC) filings.  Throughout this Form 10-K/A we use the terms “Cimarex,” “company,” “we,” “our,” and “us” to refer to Cimarex Energy Co. and its subsidiaries.

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

•                  Maximizing profitability.

Conservative use of leverage has long been the key to our financial strategy.  We believe that low leverage coupled with strong full-cycle returns enables us to better withstand volatility in commodity prices and provide competitive returns and growth to shareholders.  See Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Stock Performance Graph and Item 6 Selected Financial Data for additional financial and operating information for fiscal years 2012 — 2016.

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

		% of
		Total	Average	Approximate
		Proved	Working	Average Depth
Field	Region	Reserves	Interest%	(feet)	Primary Formation

Watonga-Chickasha	Mid-Continent	57.1	34.1	13,000'	Woodford
Ford, West	Permian Basin	8.4	56.9	9,500'	Wolfcamp
Dixieland	Permian Basin	6.1	96.8	11,000'	Wolfcamp
Lusk	Permian Basin	3.9	54.8	9,500'	Bone Spring
Cottonwood Draw	Permian Basin	2.6	73.7	3,000' - 10,000'	Delaware/Wolfcamp
Grisham	Permian Basin	1.8	100.0	11,000'	Wolfcamp
Phantom	Permian Basin	1.7	57.5	11,500'	Bone Spring
Two Georges	Permian Basin	1.7	90.5	11,500'	Bone Spring
Sandbar	Permian Basin	1.4	58.8	7,500'	Bone Spring
Quail Ridge	Permian Basin	1.0	36.5	8,000' - 13,000'	Bone Spring/Morrow
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

In 2016, we recognized ceiling test impairments totaling $757.7 million ($481.4 million, net of tax).  In 2015, we recognized ceiling test impairments in each quarter totaling $4.0 billion ($2.6 billion, net of tax).  The impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the estimated future net cash flows from proved reserves.  At December 31, 2016, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.  However, a decline of approximately 7% or more in the value of the ceiling limitation would have resulted in an impairment.  Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of increases and decreases in period-over-period prices can significantly impact the ceiling limitation calculation.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

Ineffective internal controls could impact our business and financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with the corrections made in this Form 10-K/A, management re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that a deficiency in the design of our internal controls related to the full cost ceiling test calculation represents a material weakness in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016. For a description of the material weakness identified by management and the remediation efforts being implemented for that material weakness, see “Part II, Item 9A — Controls and Procedures.”  If the new controls implemented to address the material weakness and to strengthen the overall internal control related to the full cost ceiling test calculation are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes, or we are otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of our financial statements.

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

The Federal Endangered Species Act (ESA) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (FWS) may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations on federal oil and natural gas leases in areas where certain species are currently listed as threatened or endangered, or could be listed as such, under the ESA. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. On March 27, 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, New Mexico and Oklahoma, where we conduct operations, as a threatened species under the ESA. Listing of the lesser prairie chicken as a threatened species imposes restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a “taking” of this species. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies (WAFWA), pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. We entered into a voluntary Candidate Conservation Agreement (CCA) with the WAFWA, whereby we agreed to take certain actions and limit certain activities, such as limiting drilling on certain portions of our acreage during nesting seasons, in an effort to protect the lesser prairie chicken. Such CCA could result in increased costs to us from species protection measures, time delays or limitations on drilling activities, which costs, delays or limitations may be significant.   While a federal judge in Texas vacated the listing of the lesser prairie chicken in 2015, listing petitions continue to be filed with the FWS which could impact our operations.  Many non-governmental organizations (NGOs) work closely with the FWS regarding the listing of many species, including species with broad and even nationwide ranges.  The recent listing of the Mexican Long Nosed bat, whose habitat includes the Permian Basin where we operate, is an example of the NGOs’ influence on ESA listing decisions.  The increase in endangered species listings may impact our ability to explore for or produce oil and gas in certain areas and increase our costs.

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

Studies have suggested that emission of certain gases, commonly referred to as greenhouse gases (GHGs) may be impacting the earth’s climate. Methane, a primary component of natural gas, and carbon dioxide, also present in natural gas as a secondary product, sometimes considered an impurity or a by-product of the burning of oil and natural gas, are examples of GHGs. The U.S. Congress and various states have been evaluating, and in some cases implementing, climate-related legislation and other regulatory initiatives that restrict emissions of GHGs. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the Federal Clean Air Act that establish Prevention of Significant Deterioration (PSD) and Title V permit reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD and/or Title V permits under EPA’s GHG Tailoring Rule for their GHG emissions also may be required to meet “Best Available Control Technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations.  In recent proposed rulemaking EPA is widening the scope of annual GHG reporting to include not only activities associated with completion and workover of gas wells with hydraulic fracturing and activities associated with oil and natural gas production operations, but also completions and workovers of oil wells with hydraulic fracturing, gathering and boosting systems and transmission pipelines.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K/A is incorporated by reference in response to this item.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Operating Results:
Oil, gas and NGL sales	$1,221	$1,418	$2,373	$1,953	$1,582
Total Revenues (1)	$1,257	$1,453	$2,424	$1,998	$1,624
Net income (loss) (2)	$(409)	$(2,580)	$526	$462	$269

Earnings (loss) per share to common stockholders:
Basic	$(4.38)	$(27.75)	$6.01	$5.30	$3.10
Diluted	$(4.38)	$(27.75)	$6.00	$5.29	$3.09

Cash dividends declared per share	$0.32	$0.64	$0.64	$0.56	$0.48

Cash flow data:
Net cash provided by operating activities	$599	$692	$1,619	$1,324	$1,193
Net cash used by investing activities	$(692)	$(1,009)	$(1,740)	$(1,531)	$(1,415)
Net cash (used) provided by financing activities	$(33)	$691	$522	$142	$289

	December 31,
	2016	2015	2014	2013	2012
	(in millions, except proved reserves amounts)
Balance sheet data:
Cash and cash equivalents	$653	$779	$406	$5	$70
Oil and gas properties, net (2)	$2,354	$2,741	$6,638	$5,669	$4,871
Goodwill	$620	$620	$620	$620	$620
Total assets (2) (3)	$4,238	$4,708	$8,443	$6,947	$6,160
Deferred income tax (asset) liability	$(56)	$157	$1,657	$1,351	$1,072
Long-term obligations
Long-term debt (principal)	$1,500	$1,500	$1,500	$924	$750
Other	$184	$197	$194	$164	$313
Stockholders’ equity	$2,043	$2,458	$4,332	$3,834	$3,390

Proved Reserves:
Oil (MBbls)	105,878	107,798	118,992	108,533	77,921
Gas (Bcf)	1,471	1,517	1,667	1,294	1,252
NGL (MBbls)	130,633	124,277	125,273	92,044	89,909
Total (Bcfe)	2,890	2,909	3,132	2,497	2,259

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

(2)         During 2016, 2015, 2013 and 2012 we recorded non-cash full cost ceiling test impairments to our oil and gas properties totaling $757.7 million ($481.4 million, net of tax), $4.0 billion ($2.6 billion, net of tax), $190.2 million ($120.8 million, net of tax), and $134.1 million ($85.2 million, net of tax), respectively.

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

As discussed in the Explanatory Note in this Form 10-K/A and in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A, we have corrected our Consolidated Financial Statements and related disclosures for the years ended December 31, 2016, 2015 and 2014. The following discussion and analysis of our financial condition and results of operations incorporates the corrected amounts. No attempt has been made to update other disclosures, except as required to reflect the effects of the corrections.

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

•                  During 2016, non-cash impairments of our oil and gas properties were $757.7 million, down from $4.0 billion in 2015.

•                  In 2016, we incurred a net loss of $408.8 million ($4.38 per diluted share) compared to a net loss of $2.6 billion ($27.75 per diluted share) in 2015.

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

We use the full cost method of accounting for our oil and gas operations.  Accounting rules require us to perform a quarterly ceiling test calculation to test our capitalized oil and gas property costs for possible impairment.  If the net capitalized cost of our oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess is charged to expense.  The ceiling limitation is equal to the sum of (i) the present value discounted at 10% of estimated future net cash flows from proved reserves, (ii) the cost of properties not being amortized, (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and (iv) all related tax effects.  Estimated future net cash flows are determined by proved reserve quantities and commodity prices net of operating costs and capital expenditures.

We recognized ceiling test impairments in each quarter of 2015 totaling $4.0 billion ($2.6 billion, net of tax).  In the first three quarters of 2016 we recognized ceiling test impairments totaling $757.7 million ($481.4 million, net of tax).  The impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the estimated future net cash flows from proved reserves.

At December 31, 2016, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary. However, a decline of approximately 7% or more in the value of the ceiling limitation would have resulted in an impairment.  Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of increases and decreases in period-over-period prices can significantly impact the ceiling limitation calculation.  In addition, other factors that also impact the ceiling limitation calculation include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures, operating costs, depletion expense and all related tax effects.

There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties.  The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income (loss) and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

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

RESULTS OF OPERATIONS

2016 compared to 2015

For the year ended December 31, 2016, we had a net loss of $408.8 million ($4.38 per diluted share), down from a net loss of $2.6 billion ($27.75 per diluted share) in 2015.  Production revenues in 2016 and 2015 were adversely affected by low realized commodity prices, which also brought about impairments of our oil and gas properties and net losses for each year. Although production revenue in 2016 was lower than 2015, the decrease was more than offset by lower impairment, DD&A and other operating costs in 2016. Year-over-year changes are discussed further in the analysis that follows.

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

Analysis of operating costs and expenses

Total operating costs and expenses of $1.8 billion in 2016 were 67% lower than $5.5 billion incurred in 2015.  Most of the decrease resulted from lower ceiling test impairments of our oil and gas properties and lower DD&A expense.  See Operating costs and expenses above for a discussion of the ceiling limitation and DD&A calculations. Analyses of year-over-year differences are discussed below.

			Variance
	Years Ended December 31,		Between	Per Mcfe
Operating Costs and Expenses	2016	2015	2016 / 2015	2016	2015
(in thousands)
Impairment of oil and gas properties	$757,670	$4,033,295	$(3,275,625)	N/A	N/A
DD&A	392,348	731,460	(339,112)	$1.11	$2.04
Asset retirement obligation	7,828	9,121	(1,293)	$0.02	$0.03
Production	232,002	299,374	(67,372)	$0.66	$0.83
Transportation, processing and other operating	190,725	182,362	8,363	$0.54	$0.51
Gas gathering and other	31,785	38,138	(6,353)	$0.09	$0.11
Taxes other than income	61,946	84,764	(22,818)	$0.18	$0.24
General and administrative	73,901	74,688	(787)	$0.21	$0.21
Stock compensation	24,523	19,559	4,964	$0.07	$0.05
(Gain) loss on derivative instruments, net	55,749	(11,246)	66,995	N/A	N/A
Other operating (income) expense, net	755	856	(101)	N/A	N/A
	$1,829,232	$5,462,371	$(3,633,139)

DD&A expense in 2016 decreased 46% compared to 2015. The impairments of our oil and gas properties discussed above resulted in lower DD&A rates in each quarter following an impairment.  DD&A is calculated quarterly before the ceiling test impairment calculation.  We did not incur a ceiling test impairment in the fourth quarter of 2016.  Our 2017 DD&A rate will likely fluctuate depending on the per-unit cost of adding new proved reserves and the average trailing twelve-month commodity prices to be utilized in the DD&A calculations.

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

Income tax expense

The components of our provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2016	2015
Current tax (benefit) expense	$(1,115)	$14,710
Deferred tax benefit	(213,286)	(1,486,439)
	$(214,401)	$(1,471,729)
Combined federal and state effective income tax rate	34.4%	36.3%

Our combined federal and state effective tax rates differ from the statutory rate of 35% primarily due to state income taxes, non-deductible expenses and revisions.  See Note 9 to the Consolidated Financial Statements in Item 8 of this report for further information regarding our income taxes.

RESULTS OF OPERATIONS

2015 compared to 2014

For the year ended December 31, 2015, we had a net loss of $2.6 billion ($27.75 per diluted share), compared to net income of $526.5 million ($6.00 per diluted share) for 2014.  The net loss in 2015 was primarily a result of lower realized commodity prices, which also brought about impairments of our oil and gas properties.  Year-over-year changes are discussed further in the analysis that follows.

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

	Years Ended December 31,
Gas Gathering and Marketing (in thousands):	2015	2014
Gas gathering and other revenues	$34,688	$49,602
Gas marketing revenues, net of related costs	$393	$1,745

Fluctuations in revenues from gas gathering and marketing activities are a function of increases and decreases in volumes and prices associated with third party gas.  In 2015, revenue from gas gathering declined by $14.9 million (30%), primarily due to lower realized prices which were partially offset by increased volumes.

Total operating costs and expenses in 2015 were $5.46 billion compared to $1.58 billion for the prior year.  As discussed above in Operating costs and expenses, during 2015 our quarterly ceiling limitation calculations resulted in impairments totaling $4.0 billion.  Excluding the effect of the impairments, our year-over-year operating costs and expenses decreased by $150.7 million.  Analyses of the year-over-year differences are discussed below.

			Variance
	Years Ended December 31,		Between	Per Mcfe
Operating Costs and Expenses	2015	2014	2015 / 2014	2015	2014
(in thousands)
Impairment of oil and gas properties	$4,033,295	$—	$4,033,295	N/A	N/A
DD&A	731,460	775,577	(44,117)	$2.04	$2.45
Asset retirement obligation	9,121	10,082	(961)	$0.03	$0.03
Production	299,374	342,304	(42,930)	$0.83	$1.08
Transportation, processing and other operating	182,362	195,414	(13,052)	$0.51	$0.62
Gas gathering and other	38,138	35,113	3,025	$0.11	$0.11
Taxes other than income	84,764	128,793	(44,029)	$0.24	$0.41
General and administrative	74,688	81,160	(6,472)	$0.21	$0.26
Stock compensation	19,559	15,001	4,558	$0.05	$0.05
(Gain) loss on derivative instruments, net	(11,246)	(3,762)	(7,484)	N/A	N/A
Other operating (income) expense, net	856	116	740	N/A	N/A
	$5,462,371	$1,579,798	$3,882,573

DD&A expense in 2015 decreased 6% compared to 2014.  Increased expense due to higher 2015 production volumes was more than offset by lower DD&A rates in 2015.  The impairments of our oil and gas properties, discussed above, resulted in lower DD&A rates in each quarter following an impairment.  DD&A is calculated quarterly before the ceiling test impairment calculation.

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

Income tax expense

The components of our provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2015	2014
Current tax expense (benefit)	$14,710	$404
Deferred tax expense	(1,486,439)	309,443
	$(1,471,729)	$309,847
Combined federal and state effective income tax rate	36.3%	37.1%

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

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program.  We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility.  Based on current economic conditions, our 2017 exploration and development expenditures are projected to range from $1.1 — $1.2 billion.  Investments in gathering and processing infrastructure and other fixed assets are expected to approximate an additional $60 million.  See Capital Expenditures below for information regarding our 2016 exploration and development (E&D) activities.

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

Our debt to total capitalization at December 31, 2016 was 42%.  The reconciliation of debt to total capitalization, which is a non-GAAP measure, is: long-term debt of $1.5 billion divided by the sum of long-term debt of $1.5 billion plus stockholders’ equity of $2.04 billion.  Management uses this non-GAAP measure as one indicator of our financial condition.  Management believes professional research analysts and rating agencies use this non-GAAP measure for this purpose and to compare our financial condition to other companies’ financial conditions.

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

Approximately 66% of our planned 2017 E&D capital investment of  $1.1 — $1.2 billion is expected  to be invested in the Permian Basin and most of the remainder in the Mid-Continent region.

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

Financial Condition

During 2016, our total assets decreased $470.7 million (10%) to $4.2 billion.  Most of the decrease related to net oil and gas properties, which declined by $387.0 million.  In 2016, $757.7 million of impairments and DD&A of $392.3 million were only partially offset by net additions to oil and gas properties of $716.7 million.  The remaining decrease in total assets was primarily related to a decrease of $126.5 million in cash and cash equivalents.

Total liabilities at year-end 2016 were $2.19 billion, down $55.3 million (2%) from $2.25 billion at year-end 2015. During 2016, deferred income taxes declined $213.0 million primarily as a result of our net loss for the year.  The decline in deferred income taxes was partially offset by a net increase in current liabilities of $112.3 million.

At December 31, 2016, stockholders’ equity totaled $2.04 billion, a decrease of $415.4 million (17%) from $2.46 billion at December 31, 2015.  The decrease resulted primarily from our 2016 net loss of $408.8 million.

The 2016 decreases in our total assets, liabilities and stockholders’ equity and our net loss for the year resulted primarily from the $757.7 million aggregate impairments of our oil and gas properties.  During the first three quarters of 2016, impairments resulted from the continued impact of lower prices on the present value of future cash flows from our proved reserves used in our full cost ceiling limitation calculation.  As noted above under Operating costs and expenses, the ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

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

2017 Outlook

For 2017, our total production is projected to average 1.06 — 1.11 Bcfe per day, an increase of 13% at the midpoint from 2016 production levels.  First quarter 2017 production is expected to average 1.01 — 1.05 Bcfe per day.  Oil production in the first quarter is expected to increase approximately 10% from fourth quarter 2016 levels, with natural gas and NGL production expected to increase 4 — 5% sequentially.

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

Companies that follow the full cost accounting method are required to make a quarterly ceiling test calculation. This test requires companies to record an impairment to the extent that total capitalized costs for oil and gas properties (net of accumulated DD&A and all related deferred income taxes) exceed the sum of (i) the present value discounted at 10% of estimated future net cash flows from proved reserves, (ii) the cost of properties not being amortized, (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and (iv) all related tax effects. We currently do not have any unproven properties being amortized. Revenue calculations used to estimate future net cash flows from proved reserves are based on the unweighted average first-day-of-the-month commodity price for the prior 12 months. Changes in proved reserve estimates (including those based upon quantity revisions or changes in commodity price) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be expensed.  Any impairment of oil and gas properties is not reversible at a later date.

Quarterly ceiling tests are primarily impacted by commodity prices, changes in estimated reserve quantities,  reserves produced, overall exploration and development costs, depletion expense and deferred taxes.  For each of the first three quarters of 2016, the carrying value of our oil and gas properties subject to the ceiling test exceeded the calculated value of the ceiling limitation, and we recognized aggregate impairments of $757.7 million ($481.4 million, net of tax).  These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the future net cash flows from proved reserves. At December 31, 2016, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary. However, a decline of approximately 7% or more in the value of the ceiling limitation would have resulted in an impairment.  Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of increases and decreases in period-over-period prices can significantly impact the ceiling limitation calculation.  See Operating costs and expenses above for a complete discussion of our 2016 ceiling impairments. See Note 1 to our Consolidated Financial statements in Item 8 of this report for information regarding the effect of a ceiling impairment on our depletion rate.

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

Recently Issued Accounting Standards

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies — Recently Issued Accounting Standards, to the Consolidated Financial Statements in Item 8 of this report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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

We have audited the accompanying consolidated balance sheets of Cimarex Energy Co. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimarex Energy Co. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cimarex Energy Co. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the full cost ceiling test calculation, as to which the date is May 10, 2017, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 24, 2017, except for the immaterial error correction to the consolidated financial statements discussed in Note 1 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the full cost ceiling test calculation, as to which the date is May 10, 2017

CIMAREX ENERGY CO.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$652,876	$779,382
Accounts receivable:
Trade, net of allowance	42,287	81,888
Oil and gas sales, net of allowance	217,395	136,537
Gas gathering, processing, and marketing, net of allowance	14,888	6,935
Other	27	38
Oil and gas well equipment and supplies	33,342	54,579
Derivative instruments	—	10,745
Prepaid expenses	7,335	7,036
Other current assets	1,154	790
Total current assets	969,304	1,077,930
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	16,225,495	15,546,948
Unproved properties and properties under development, not being amortized	478,277	440,166
	16,703,772	15,987,114
Less—accumulated depreciation, depletion and amortization and impairment	(14,349,505)	(13,245,832)
Net oil and gas properties	2,354,267	2,741,282
Fixed assets, net of accumulated depreciation of $246,901 and $207,173	205,465	230,009
Goodwill	620,232	620,232
Deferred income taxes	55,835	—
Derivative instruments	—	501
Other assets, net	32,621	38,468
	$4,237,724	$4,708,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$49,163	$53,384
Gas gathering, processing, and marketing	25,323	13,431
Accrued liabilities:
Exploration and development	82,320	56,721
Taxes other than income	18,766	17,545
Other	177,695	173,242
Derivative instruments	49,370	—
Revenue payable	119,715	95,744
Total current liabilities	522,352	410,067
Long-term debt:
Principal	1,500,000	1,500,000
Less—unamortized debt issuance costs	(12,061)	(14,380)
Long-term debt, net	1,487,939	1,485,620
Deferred income taxes	—	157,162
Asset retirement obligation	140,770	153,857
Derivative instruments	2,570	—
Other liabilities	41,104	43,359
Total liabilities	2,194,735	2,250,065
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,123,525 and 94,820,570 shares issued, respectively	951	948
Paid-in capital	2,763,452	2,762,976
Retained earnings (accumulated deficit)	(722,359)	(306,008)
Accumulated other comprehensive income	945	441
	2,042,989	2,458,357
	$4,237,724	$4,708,422

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Oil sales	$632,934	$809,664	$1,308,958
Gas sales	388,786	428,227	687,930
NGL sales	199,498	179,647	375,941
Gas gathering and other	36,033	34,688	49,602
Gas marketing, net of related costs of $122,655, $144,673 and $256,836 respectively	94	393	1,745
	1,257,345	1,452,619	2,424,176
Costs and expenses:
Impairment of oil and gas properties	757,670	4,033,295	—
Depreciation, depletion and amortization	392,348	731,460	775,577
Asset retirement obligation	7,828	9,121	10,082
Production	232,002	299,374	342,304
Transportation, processing, and other operating	190,725	182,362	195,414
Gas gathering and other	31,785	38,138	35,113
Taxes other than income	61,946	84,764	128,793
General and administrative	73,901	74,688	81,160
Stock compensation	24,523	19,559	15,001
(Gain) loss on derivative instruments, net	55,749	(11,246)	(3,762)
Other operating expense, net	755	856	116
	1,829,232	5,462,371	1,579,798
Operating income (loss)	(571,887)	(4,009,752)	844,378
Other (income) and expense:
Interest expense	83,272	85,746	72,865
Capitalized interest	(21,248)	(30,589)	(35,925)
Other, net	(10,707)	(13,576)	(28,907)
Income (loss) before income tax	(623,204)	(4,051,333)	836,345
Income tax expense (benefit)	(214,401)	(1,471,729)	309,847
Net income (loss)	$(408,803)	$(2,579,604)	$526,498
Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.32	$0.64	$0.64
Undistributed	(4.70)	(28.39)	5.37
	$(4.38)	$(27.75)	$6.01
Diluted
Distributed	$0.32	$0.64	$0.64
Undistributed	(4.70)	(28.39)	5.36
	$(4.38)	$(27.75)	$6.00
Comprehensive income (loss):
Net income (loss)	$(408,803)	$(2,579,604)	$526,498
Other comprehensive income (loss):
Change in fair value of investments, net of tax	504	(661)	(87)
Total comprehensive income (loss)	$(408,299)	$(2,580,265)	$526,411

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(408,803)	$(2,579,604)	$526,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments and other valuation losses	757,670	4,033,295	—
Depreciation, depletion and amortization	392,348	731,460	775,577
Asset retirement obligation	7,828	9,121	10,082
Deferred income taxes	(213,286)	(1,486,439)	309,443
Stock compensation	24,523	19,559	15,001
(Gain) loss on derivative instruments, net	55,749	(11,246)	(3,762)
Settlements on derivative instruments	7,437	—	7,641
Changes in non-current assets and liabilities	3,867	23,230	(2,440)
Other, net	1,805	4,206	(3,828)
Changes in operating assets and liabilities:
Receivables, net	(49,340)	186,699	(35,133)
Other current assets	20,880	37,954	(25,428)
Accounts payable and other current liabilities	(1,453)	(276,735)	45,714
Net cash provided by operating activities	599,225	691,500	1,619,365
Cash flows from investing activities:
Oil and gas expenditures	(699,558)	(979,044)	(2,108,250)
Sales of oil and gas assets	21,487	39,853	449,981
Sales of other assets	7,889	1,178	8,413
Other capital expenditures	(22,228)	(70,592)	(90,611)
Net cash used by investing activities	(692,410)	(1,008,605)	(1,740,467)
Cash flows from financing activities:
Net bank debt borrowings	—	—	(174,000)
Proceeds from other long-term debt	—	—	750,000
Proceeds from sale of common stock	—	752,100	—
Financing and underwriting fees	(101)	(24,633)	(11,616)
Dividends paid	(38,024)	(58,281)	(53,849)
Proceeds from exercise of stock options and other	4,804	21,439	11,898
Net cash (used) provided by financing activities	(33,321)	690,625	522,433
Net change in cash and cash equivalents	(126,506)	373,520	401,331
Cash and cash equivalents at beginning of period	779,382	405,862	4,531
Cash and cash equivalents at end of period	$652,876	$779,382	$405,862

The accompanying notes are an integral part of these consolidated financial statements.

CIMAREX ENERGY CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Retained	Accumulated
				Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity
Balance, December 31, 2013	87,152	$872	$1,970,113	$1,862,075	$1,189	$3,834,249
Dividends	—	—	—	(55,664)	—	(55,664)
Net income	—	—	—	526,498	—	526,498
Unrealized change in fair value of investments, net of tax	—	—	—	—	(87)	(87)
Issuance of restricted stock awards	487	4	(4)	—	—	—
Common stock reacquired and retired	(123)	(1)	(13,559)	—	—	(13,560)
Restricted stock forfeited and retired	(135)	(1)	1	—	—	—
Exercise of stock options	211	2	11,896	—	—	11,898
Stock-based compensation	—	—	28,633	—	—	28,633
Balance, December 31, 2014	87,592	$876	$1,997,080	$2,332,909	$1,102	$4,331,967
Dividends	—	—	—	(59,313)	—	(59,313)
Net loss	—	—	—	(2,579,604)	—	(2,579,604)
Unrealized change in fair value of investments, net of tax	—	—	—	—	(661)	(661)
Issuance of common stock	6,900	69	729,468	—	—	729,537
Issuance of restricted stock awards	471	5	(5)	—	—	—
Common stock reacquired and retired	(194)	(2)	(21,238)	—	—	(21,240)
Restricted stock forfeited and retired	(90)	(1)	1	—	—	—
Exercise of stock options	142	1	8,450	—	—	8,451
Stock-based compensation	—	—	36,232	—	—	36,232
Stock-based compensation tax benefit	—	—	12,988	—	—	12,988
Balance, December 31, 2015	94,821	$948	$2,762,976	$(306,008)	$441	$2,458,357
Dividends	—	—	—	(7,548)	—	(7,548)
Dividends in excess of retained earnings	—	—	(22,803)	—	—	(22,803)
Net loss	—	—	—	(408,803)	—	(408,803)
Unrealized change in fair value of investments, net of tax	—	—	—	—	504	504
Issuance of restricted stock awards	479	5	(5)	—	—	—
Common stock reacquired and retired	(208)	(3)	(26,622)	—	—	(26,625)
Restricted stock forfeited and retired	(32)	—	—	—	—	—
Exercise of stock options	64	1	4,803	—	—	4,804
Stock-based compensation	—	—	45,103	—	—	45,103
Balance, December 31, 2016	95,124	$951	$2,763,452	$(722,359)	$945	$2,042,989

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Companies that follow the full cost accounting method are required to make quarterly ceiling test calculations. This test requires companies to record an impairment to the extent that total capitalized costs for oil and gas properties (net of accumulated DD&A and all related deferred income taxes) exceed the sum of (i) the present value discounted at 10% of estimated future net cash flows from proved reserves, (ii) the cost of properties not being amortized, (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and (iv) all related tax effects. We currently do not have any unproven properties that are being amortized. Revenue calculations used to estimate future net cash flows from proved reserves are based on the unweighted average first-day-of-the-month prices for the prior 12 months.  If net capitalized costs exceed this limit, the excess is charged to expense.

At December 31, 2016, the carrying value of our oil and gas properties subject to the test did not exceed the calculated value of the ceiling limitation and, therefore, we did not recognize an impairment.  However, a decline of approximately 7% or more in the value of the ceiling limitation would have resulted in an impairment.  We did recognize impairments in the first three quarters of 2016 totaling $757.7 million ($481.4 million, net of tax).  For the year ended December 31, 2015, full year impairments totaled $4.0 billion ($2.6 billion, net of tax).  These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas and NGLs utilized in determining the future net cash flows from proved reserves.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we will incur full cost ceiling impairments in future quarters.  The ceiling calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and other components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The standard contains various amendments, and specifies whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. We will adopt ASU 2016-09 effective January 1, 2017. The amendments within ASU 2016-09 related to the timing of when excess tax benefits and tax benefits on dividends on nonvested equity shares are recognized and accounting for forfeitures will be adopted using a modified retrospective method. In accordance with this method, we expect to record a cumulative-effect adjustment on that date relating to those amendments, representing an increase to beginning Deferred income taxes of approximately $33 million, a reduction to beginning Accumulated deficit of approximately $31 million and an increase to beginning Paid-in capital of approximately $2 million. The amendments within ASU 2016-09 related to the presentation in the statement of cash flows of excess tax benefits and cash outflows attributable to tax withholdings on the net settlement of equity-classified awards will be adopted using a retrospective method. In accordance with this method, we estimate that Net cash provided by operating activities would have increased and Net cash (used) provided by financing activities would have decreased by approximately $27 million, $34 million and $14 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two from the goodwill impairment test.  Under current guidance, if the fair value of the reporting unit is less than its carrying amount (step 1 of the goodwill impairment test), entities must complete step two to determine the impairment amount, if any.  Under step two, the impairment amount is

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, and comparing it to the carrying amount of the goodwill.  Under this ASU, the impairment amount is the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, with the amount of impairment not to exceed the carrying amount of the goodwill.  This ASU retains the option to qualitatively assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount in order to determine if it is necessary to initiate step 1.  This ASU is effective for annual or any interim goodwill impairment tests in the fiscal years beginning after December 15, 2019, with early adoption permitted for testing dates after January 1, 2017.  The implementation of this ASU will affect the amount of goodwill impairment we record, if any.  We adopted this ASU on January 1, 2017, and will apply its provisions in future periods if we determine our goodwill has been impaired.

Subsequent Events

The accompanying financial disclosures include an evaluation of subsequent events through the date of this filing.

Correction of Previously Issued Consolidated Financial Statements

In the course of preparing our consolidated financial statements for the quarter ended March 31, 2017, we identified an error in the quarterly ceiling test calculations used in prior periods to test our oil and gas properties for possible impairment. Specifically, the calculations did not properly consider the company’s tax net operating loss carryforwards in the calculation of the capitalized costs of net oil and gas properties to be tested for impairment. This error had the effect of incorrectly reporting impairment amounts in prior periods, which resulted in incorrectly reporting depletion expense and income tax expense (benefit) in prior periods.

After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the error was not material to any of the company’s prior annual or interim period financial statements.  The consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014, and the unaudited interim period consolidated financial statements within the years ended December 31, 2016 and 2015 in this Form 10-K/A, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to reflect these corrections. The corrections reflect the adjustments to impairment amounts, depletion expense and income tax expense (benefit) described above, as well as the resulting adjustments to deferred income taxes, accumulated depreciation, depletion and amortization and impairment, and retained earnings (accumulated deficit). Retained earnings as of December 31, 2013 reflected in the accompanying consolidated statements of stockholders’ equity has been reduced by $188.0 million from its previously reported balance of $2.05 billion to the corrected balance of $1.86 billion to reflect the impact of correcting the errors discussed above for the years ended December 31, 2013 ($102.9 million) and 2012 ($85.1 million). Correction of the errors discussed above impacted certain non-cash line items within the operating cash flow section of the consolidated statements of cash flows; however, the corrections did not change previously reported Net cash provided by operating activities for any period.

In addition to correcting the consolidated financial statements, we have also corrected the Supplemental Quarterly Financial Data (Unaudited) and the following Notes for the effects of the errors discussed above:

• Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

• Note 7 — Earnings (Loss) Per Share

• Note 9 — Income Taxes

The following tables present the effect of the corrections on selected line items from the previously reported consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet December 31, 2016
(in thousands)	As Previously Reported	Corrections	As Corrected
Accumulated depreciation, depletion and amortization and impairment	$(13,849,701)	$(499,804)	$(14,349,505)
Net oil and gas properties	$2,854,071	$(499,804)	$2,354,267
Total assets	$4,681,693	$(443,969)	$4,237,724
Deferred income taxes — (asset) liability	$126,894	$(182,729)	$(55,835)
Total liabilities	$2,321,629	$(126,894)	$2,194,735
Retained earnings (accumulated deficit)	$(405,284)	$(317,075)	$(722,359)
Total stockholders’ equity	$2,360,064	$(317,075)	$2,042,989
Total liabilities and stockholders’ equity	$4,681,693	$(443,969)	$4,237,724

	Consolidated Balance Sheet December 31, 2015
(in thousands)	As Previously Reported	Corrections	As Corrected
Accumulated depreciation, depletion and amortization and impairment	$(12,710,968)	$(534,864)	$(13,245,832)
Net oil and gas properties	$3,276,146	$(534,864)	$2,741,282
Total assets	$5,243,286	$(534,864)	$4,708,422
Deferred income tax (asset) liability	$352,705	$(195,543)	$157,162
Total liabilities	$2,445,608	$(195,543)	$2,250,065
Retained earnings (accumulated deficit)	$33,313	$(339,321)	$(306,008)
Total stockholders’ equity	$2,797,678	$(339,321)	$2,458,357
Total liabilities and stockholders’ equity	$5,243,286	$(534,864)	$4,708,422

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Impairment of oil and gas properties	$719,142	$38,528	$757,670
Depreciation, depletion and amortization	$465,936	$(73,588)	$392,348
Total operating expenses	$1,864,292	$(35,060)	$1,829,232
Operating income (loss)	$(606,947)	$35,060	$(571,887)
Income (loss) before income tax	$(658,264)	$35,060	$(623,204)
Income tax expense (benefit)	$(227,215)	$12,814	$(214,401)
Net income (loss)	$(431,049)	$22,246	$(408,803)
Total comprehensive income (loss)	$(430,545)	$22,246	$(408,299)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.32	$	$0.32
Undistributed	(4.94)	0.24	(4.70)
	$(4.62)	$0.24	$(4.38)
Diluted
Distributed	$0.32	$	$0.32
Undistributed	(4.94)	0.24	(4.70)
	$(4.62)	$0.24	$(4.38)

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2015
(in thousands, except per share data)	As Previously Reported	Corrections		As Corrected
Impairment of oil and gas properties	$3,716,883		$316,412	$4,033,295
Depreciation, depletion and amortization	$778,923		$(47,463)	$731,460
Total operating expenses	$5,193,422		$268,949	$5,462,371
Operating income (loss)	$(3,740,803)		$(268,949)	$(4,009,752)
Income (loss) before income tax	$(3,782,384)		$(268,949)	$(4,051,333)
Income tax expense (benefit)	$(1,373,436)		$(98,293)	$(1,471,729)
Net income (loss)	$(2,408,948)		$(170,656)	$(2,579,604)
Total comprehensive income (loss)	$(2,409,609)		$(170,656)	$(2,580,265)

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.64	$		$0.64
Undistributed	(26.56)	(1.83)		(28.39)
	$(25.92)		$(1.83)	$(27.75)
Diluted
Distributed	$0.64	$		$0.64
Undistributed	(26.56)	(1.83)		(28.39)
	$(25.92)		$(1.83)	$(27.75)

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2014
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Depreciation, depletion and amortization	$806,021	$(30,444)	$775,577
Total operating expenses	$1,610,242	$(30,444)	$1,579,798
Operating income (loss)	$813,934	$30,444	$844,378
Income (loss) before income tax	$805,901	$30,444	$836,345
Income tax expense (benefit)	$298,697	$11,150	$309,847
Net income (loss)	$507,204	$19,294	$526,498
Total comprehensive income (loss)	$507,117	$19,294	$526,411

Earnings (loss) per share to common stockholders:
Basic
Distributed	$0.64	$	$0.64
Undistributed	5.15	0.22	5.37
	$5.79	$0.22	$6.01
Diluted
Distributed	$0.64	$	$0.64
Undistributed	5.14	0.22	5.36
	$5.78	$0.22	$6.00

2. CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At December 31, 2016, there were no shares of preferred stock outstanding.  See our Consolidated Statements of Stockholders’ Equity for detailed capital stock activity.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At our option, borrowings under the Credit Facility may bear interest at either (a) LIBOR plus 1.125 — 2.0% based on the credit rating for our senior unsecured long-term debt, or (b) a base rate (as defined in the credit agreement) plus 0.125 — 1.0%, based on the credit rating for our senior unsecured long-term debt.  Unused borrowings are subject to a commitment fee of 0.125 — 0.35%, based on the credit rating for our senior unsecured long-term debt.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EARNINGS (LOSS) PER SHARE

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below.

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Basic:
Net income (loss)	$(408,803)	$(2,579,604)	$526,498
Participating securities’ share in earnings (1)	—	—	(10,329)
Net income (loss) applicable to common stockholders	$(408,803)	$(2,579,604)	$516,169
Diluted:
Net income (loss)	$(408,803)	$(2,579,604)	$526,498
Participating securities’ share in earnings (1)	—	—	(10,314)
Net income (loss) applicable to common stockholders	$(408,803)	$(2,579,604)	$516,184
Shares:
Basic shares outstanding	93,379	92,992	85,679
Dilutive effect of stock options	—	—	131
Fully diluted common stock	93,379	92,992	85,810
Excluded (2)	2,061	2,136	94
Earnings (loss) per share to common stockholders (3):
Basic	$(4.38)	$(27.75)	$6.01
Diluted	$(4.38)	$(27.75)	$6.00

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Current taxes:
Federal expense	$—	$14,417	$—
State (benefit) expense	(1,115)	293	404
	(1,115)	14,710	404
Deferred taxes:
Federal (benefit) expense	(201,529)	(1,386,086)	293,385
State (benefit) expense	(11,757)	(100,353)	16,058
	(213,286)	(1,486,439)	309,443
	$(214,401)	$(1,471,729)	$309,847

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

	Years Ended December 31,
(in thousands)	2016	2015	2014
Provision at statutory rate	$(218,122)	$(1,417,967)	$292,721
Effect of state taxes	(10,237)	(64,794)	16,321
Revision of previous balances	7,181	5,997	—
Other permanent differences	5,296	5,035	805
Change in valuation allowance	1,481	—	—
Income tax expense (benefit)	$(214,401)	$(1,471,729)	$309,847

The components of net deferred taxes are as follows:

	December 31,
(in thousands)	2016	2015
Assets:
Stock compensation and other accrued amounts	$58,306	$32,084
Net operating loss carryforward, net of valuation allowance	399,912	305,506
Credit carryforward	6,016	6,016
	464,234	343,606
Liabilities:
Property, plant and equipment	(408,399)	(500,768)

Net deferred tax assets (liabilities)	$55,835	$(157,162)

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands)
Proved properties	$16,225,495
Unproved properties and properties under development, not being amortized	478,277
16,703,772
Less-accumulated depreciation, depletion, amortization, and impairments	(14,349,505)
Net oil and gas properties	$2,354,267

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

	Years Ended December 31,
(in thousands, except per Mcfe)	2016	2015	2014
Oil, gas and NGL revenues from production	$1,221,218	$1,417,538	$2,372,829
Less operating costs and income taxes:
Impairment of oil and gas properties	757,670	4,033,295	—
Depletion	346,003	689,120	743,373
Asset retirement obligation	7,828	9,121	10,082
Production	232,002	299,374	342,304
Transportation, processing and other operating	210,144	183,134	215,246
Taxes other than income	61,946	84,764	128,793
Income tax expense (benefit)	(135,665)	(1,410,065)	345,688
	1,479,928	3,888,743	1,785,486
Results of operations from oil and gas producing activities	$(258,710)	$(2,471,205)	$587,343
Depletion rate per Mcfe	$0.98	$1.92	$2.34

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

The following are the principal sources of change in the Standardized Measure.

	December 31,
(in thousands)	2016	2015	2014
Standardized Measure, beginning of period	$1,934,131	$4,352,845	$3,598,894
Sales, net of production costs	(717,126)	(850,267)	(1,686,486)
Net change in sales prices, net of production costs	(429,956)	(4,262,261)	(176,200)
Extensions and discoveries, net of future production and development costs	517,702	573,373	1,633,285
Changes in future development costs	167,387	280,163	23,025
Previously estimated development costs incurred during the period	110,945	214,749	442,780
Revision of quantity estimates	15,701	(240,063)	230,673
Accretion of discount	227,904	638,948	520,058
Change in income taxes	115,609	1,691,721	(434,949)
Purchases of reserves in place	429	20	228,539
Sales of properties	(9,440)	(26,225)	(185,326)
Change in production rates and other	(40,668)	(438,872)	158,552
Standardized Measure, end of period	$1,892,618	$1,934,131	$4,352,845

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
2016	First	Second	Third	Fourth
(in thousands, except per share data)
Revenues	$240,600	$298,873	$335,717	$382,155
Expenses, net (1)	472,059	513,327	346,390	334,372
Net income (loss)	$(231,459)	$(214,454)	$(10,673)	$47,783
Earnings (loss) per share to common stockholders:
Basic:
Distributed	$0.08	$0.08	$0.08	$0.08
Undistributed	(2.57)	(2.39)	(0.20)	0.42
	$(2.49)	$(2.31)	$(0.12)	$0.50
Diluted:
Distributed	$0.08	$0.08	$0.08	$0.08
Undistributed	(2.57)	(2.39)	(0.20)	0.42
	$(2.49)	$(2.31)	$(0.12)	$0.50

(1)         The 2016 quarterly expenses, net include non-cash impairments to our oil and gas properties of $318.8 million (or $3.43 per diluted share), $333.3 million (or $3.58 per diluted share), and $105.6 million (or $1.13 per diluted share) for the first quarter through the third quarter of 2016, respectively, as discussed in Note 1 to the Consolidated Financial Statements under Oil and Gas Properties.

	Quarter
2015	First	Second	Third	Fourth
(in thousands, except per share data)
Revenues	$361,002	$424,283	$356,055	$311,279
Expenses, net (1)	910,572	1,014,768	1,087,355	1,019,528
Net loss	$(549,570)	$(590,485)	$(731,300)	$(708,249)
Earnings (loss) per share to common stockholders:
Basic:
Distributed	$0.16	$0.16	$0.16	$0.16
Undistributed	(6.57)	(6.52)	(8.03)	(7.78)
	$(6.41)	$(6.36)	$(7.87)	$(7.62)
Diluted:
Distributed	$0.16	$0.16	$0.16	$0.16
Undistributed	(6.57)	(6.52)	(8.03)	(7.78)
	$(6.41)	$(6.36)	$(7.87)	$(7.62)

(1)         The 2015 quarterly expenses, net include non-cash impairments to our oil and gas properties of $821.2 million (or $9.57 per diluted share), $966.0 million (or $10.41 per diluted share), $1.1 billion (or $12.31 per diluted share) and $1.1 billion (or $11.85 per diluted share) for the first quarter through the fourth quarter of 2015, respectively, as discussed in Note 1 to the Consolidated Financial Statements under Oil and Gas Properties.

The sum of the individual quarterly net income per common share amounts does not agree with year-to-date net income per common share because each quarter’s computation is based on the number of shares outstanding at the end of the applicable quarter using the two-class method.

Impact of Correcting Adjustments on Unaudited Quarterly Financial Statements (see Note 1)

The following tables present corrected unaudited consolidated balance sheets as of March 31, June 30, and September 30, 2016, corrected unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, June 30, and September 30, 2016 and 2015, the six months ended June 30, 2016, and the nine months ended September 30, 2016, and corrected unaudited consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015.

	Condensed Consolidated Balance Sheet March 31, 2016
(in thousands, except share and per share data)	As Previously Reported	Corrections	As Corrected
Assets
Current assets:
Cash and cash equivalents	$676,639	$	$676,639
Receivables, net	192,160		192,160
Oil and gas well equipment and supplies	44,648		44,648
Derivative instruments	11,868		11,868
Prepaid expenses	5,425		5,425
Other current assets	350		350
Total current assets	931,090		931,090
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	15,677,599		15,677,599
Unproved properties and properties under development, not being amortized	466,497		466,497
	16,144,096		16,144,096
Less-accumulated depreciation, depletion and amortization and impairment	(13,057,470)	(606,055)	(13,663,525)
Net oil and gas properties	3,086,626	(606,055)	2,480,571
Fixed assets, net	227,343		227,343
Goodwill	620,232		620,232
Derivative instruments	422		422
Other assets, net	35,548		35,548
	$4,901,261	$(606,055)	$4,295,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,241	$	$39,241
Accrued liabilities	229,787		229,787
Derivative instruments	3,812		3,812
Revenue payable	84,252		84,252
Total current liabilities	357,092		357,092
Long-term debt:
Principal	1,500,000		1,500,000
Less-unamortized debt issuance costs	(13,789)		(13,789)
Long-term debt, net	1,486,211		1,486,211
Deferred income taxes	246,553	(221,406)	25,147
Other liabilities	197,074		197,074
Total liabilities	2,286,930	(221,406)	2,065,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—		—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,815,010 shares issued	948		948
Paid-in capital	2,773,254		2,773,254
Retained earnings (accumulated deficit)	(160,397)	(384,649)	(545,046)
Accumulated other comprehensive income	526		526
	2,614,331	(384,649)	2,229,682
	$4,901,261	$(606,055)	$4,295,206

	Condensed Consolidated Balance Sheet June 30, 2016
(in thousands, except share and per share data)	As Previously Reported	Corrections	As Corrected
Assets
Current assets:
Cash and cash equivalents	$641,739	$	$641,739
Receivables, net	229,634		229,634
Oil and gas well equipment and supplies	37,852		37,852
Derivative instruments	1,119		1,119
Prepaid expenses	5,090		5,090
Other current assets	2,173		2,173
Total current assets	917,607		917,607
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	15,845,260		15,845,260
Unproved properties and properties under development, not being amortized	458,530		458,530
	16,303,790		16,303,790
Less-accumulated depreciation, depletion and amortization and impairment	(13,569,032)	(518,361)	(14,087,393)
Net oil and gas properties	2,734,758	(518,361)	2,216,397
Fixed assets, net	224,056		224,056
Goodwill	620,232		620,232
Deferred income taxes	—	97,101	97,101
Derivative instruments	—		—
Other assets, net	35,170		35,170
	$4,531,823	$(421,260)	$4,110,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,564	$	$55,564
Accrued liabilities	220,154		220,154
Derivative instruments	28,399		28,399
Revenue payable	99,209		99,209
Total current liabilities	403,326		403,326
Long-term debt:
Principal	1,500,000		1,500,000
Less-unamortized debt issuance costs	(13,205)		(13,205)
Long-term debt, net	1,486,795		1,486,795
Deferred income taxes	92,446	(92,446)	—
Other liabilities	202,454		202,454
Total liabilities	2,185,021	(92,446)	2,092,575
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—		—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,986,852 shares issued	950		950
Paid-in capital	2,775,805		2,775,805
Retained earnings (accumulated deficit)	(430,674)	(328,814)	(759,488)
Accumulated other comprehensive income	721		721
Total stockholders’ equity	2,346,802	(328,814)	2,017,988
	$4,531,823	$(421,260)	$4,110,563

	Condensed Consolidated Balance Sheet September 30, 2016
(in thousands, except share and per share data)	As Previously Reported	Corrections	As Corrected
Assets
Current assets:
Cash and cash equivalents	$698,696	$	$698,696
Receivables, net	226,983		226,983
Oil and gas well equipment and supplies	34,909		34,909
Derivative instruments	1,147		1,147
Prepaid expenses	3,453		3,453
Other current assets	1,315		1,315
Total current assets	966,503		966,503
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	16,013,316		16,013,316
Unproved properties and properties under development, not being amortized	447,071		447,071
	16,460,387		16,460,387
Less-accumulated depreciation, depletion and amortization and impairment	(13,756,311)	(515,071)	(14,271,382)
Net oil and gas properties	2,704,076	(515,071)	2,189,005
Fixed assets, net	214,448		214,448
Goodwill	620,232		620,232
Deferred income taxes	—	100,880	100,880
Derivative instruments	3		3
Other assets, net	33,485		33,485
	$4,538,747	$(414,191)	$4,124,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,428	$	$53,428
Accrued liabilities	258,551		258,551
Derivative instruments	21,573		21,573
Revenue payable	107,766		107,766
Total current liabilities	441,318		441,318
Long-term debt:
Principal	1,500,000		1,500,000
Less-unamortized debt issuance costs	(12,629)		(12,629)
Long-term debt, net	1,487,371		1,487,371
Deferred income taxes	87,523	(87,523)	—
Other liabilities	189,253		189,253
Total liabilities	2,205,465	(87,523)	2,117,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—		—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,964,174 shares issued	950		950
Paid-in capital	2,774,804		2,774,804
Retained earnings (accumulated deficit)	(443,480)	(326,668)	(770,148)
Accumulated other comprehensive income	1,008		1,008
Total stockholders’ equity	2,333,282	(326,668)	2,006,614
	$4,538,747	$(414,191)	$4,124,556

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$117,573	$	$117,573
Gas sales	82,608		82,608
NGL sales	33,352		33,352
Gas gathering and other	7,241		7,241
Gas marketing, net	(174)		(174)
	240,600		240,600
Costs and expenses:
Impairment of oil and gas properties	230,132	88,654	318,786
Depreciation, depletion and amortization	128,099	(17,463)	110,636
Asset retirement obligation	2,298		2,298
Production	70,702		70,702
Transportation, processing, and other operating	46,443		46,443
Gas gathering and other	8,080		8,080
Taxes other than income	13,839		13,839
General and administrative	13,897		13,897
Stock compensation	5,528		5,528
(Gain) loss on derivative instruments, net	(428)		(428)
Other operating, net	90		90
	518,680	71,191	589,871
Operating income (loss)	(278,080)	(71,191)	(349,271)
Other (income) and expense:
Interest expense	20,805		20,805
Capitalized interest	(4,904)		(4,904)
Other, net	(1,650)		(1,650)
Income (loss) before income tax	(292,331)	(71,191)	(363,522)
Income tax expense (benefit)	(106,200)	(25,863)	(132,063)
Net income (loss)	$(186,131)	$(45,328)	$(231,459)

Earnings (loss) per share to common stockholders:
Basic	$(2.00)	$(0.49)	$(2.49)
Diluted	$(2.00)	$(0.49)	$(2.49)

Dividends per share	$0.08	$	$0.08

Comprehensive income (loss):
Net income (loss)	$(186,131)	$(45,328)	$(231,459)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	85		85
Total comprehensive income (loss)	$(186,046)	$(45,328)	$(231,374)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$162,005	$	$162,005
Gas sales	76,615		76,615
NGL sales	51,939		51,939
Gas gathering and other	8,211		8,211
Gas marketing, net	103		103
	298,873		298,873
Costs and expenses:
Impairment of oil and gas properties	399,194	(65,903)	333,291
Depreciation, depletion and amortization	123,877	(21,791)	102,086
Asset retirement obligation	1,750		1,750
Production	57,213		57,213
Transportation, processing, and other operating	44,436		44,436
Gas gathering and other	7,492		7,492
Taxes other than income	14,066		14,066
General and administrative	21,424		21,424
Stock compensation	7,490		7,490
(Gain) loss on derivative instruments, net	33,236		33,236
Other operating, net	24		24
	710,202	(87,694)	622,508
Operating income (loss)	(411,329)	87,694	(323,635)
Other (income) and expense:
Interest expense	20,824		20,824
Capitalized interest	(5,633)		(5,633)
Other, net	(2,011)		(2,011)
Income (loss) before income tax	(424,509)	87,694	(336,815)
Income tax expense (benefit)	(154,219)	31,858	(122,361)
Net income (loss)	$(270,290)	$55,836	$(214,454)

Earnings (loss) per share to common stockholders:
Basic	$(2.91)	$0.60	$(2.31)
Diluted	$(2.91)	$0.60	$(2.31)

Dividends per share	$0.08	$	$0.08

Comprehensive income (loss):
Net income (loss)	$(270,290)	$55,836	$(214,454)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	195		195
Total comprehensive income (loss)	$(270,095)	$55,836	$(214,259)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$279,578	$	$279,578
Gas sales	159,223		159,223
NGL sales	85,291		85,291
Gas gathering and other	15,452		15,452
Gas marketing, net	(71)		(71)
	539,473		539,473
Costs and expenses:
Impairment of oil and gas properties	629,326	22,751	652,077
Depreciation, depletion and amortization	251,976	(39,254)	212,722
Asset retirement obligation	4,048		4,048
Production	127,915		127,915
Transportation, processing, and other operating	90,879		90,879
Gas gathering and other	15,572		15,572
Taxes other than income	27,905		27,905
General and administrative	35,321		35,321
Stock compensation	13,018		13,018
(Gain) loss on derivative instruments, net	32,808		32,808
Other operating, net	114		114
	1,228,882	(16,503)	1,212,379
Operating income (loss)	(689,409)	16,503	(672,906)
Other (income) and expense:
Interest expense	41,629		41,629
Capitalized interest	(10,537)		(10,537)
Other, net	(3,661)		(3,661)
Income (loss) before income tax	(716,840)	16,503	(700,337)
Income tax expense (benefit)	(260,419)	5,995	(254,424)
Net income (loss)	$(456,421)	$10,508	$(445,913)

Earnings (loss) per share to common stockholders:
Basic	$(4.91)	$0.12	$(4.79)
Diluted	$(4.91)	$0.12	$(4.79)

Dividends per share	$0.16	$	$0.16

Comprehensive income (loss):
Net income (loss)	$(456,421)	$10,508	$(445,913)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	280		280
Total comprehensive income (loss)	$(456,141)	$10,508	$(445,633)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$166,079		$$166,079
Gas sales	109,278		109,278
NGL sales	50,464		50,464
Gas gathering and other	9,824		9,824
Gas marketing, net	72		72
	335,717		335,717
Costs and expenses:
Impairment of oil and gas properties	89,816	15,777	105,593
Depreciation, depletion and amortization	109,344	(19,067)	90,277
Asset retirement obligation	2,033		2,033
Production	52,976		52,976
Transportation, processing, and other operating	48,706		48,706
Gas gathering and other	7,905		7,905
Taxes other than income	15,974		15,974
General and administrative	20,118		20,118
Stock compensation	5,764		5,764
(Gain) loss on derivative instruments, net	(9,758)		(9,758)
Other operating, net	179		179
	343,057	(3,290)	339,767
Operating income (loss)	(7,340)	3,290	(4,050)
Other (income) and expense:
Interest expense	20,931		20,931
Capitalized interest	(5,421)		(5,421)
Other, net	(3,828)		(3,828)
Income (loss) before income tax	(19,022)	3,290	(15,732)
Income tax expense (benefit)	(6,204)	1,145	(5,059)
Net income (loss)	$(12,818)	$2,145	$(10,673)

Earnings (loss) per share to common stockholders:
Basic	$(0.14)	$0.02	$(0.12)
Diluted	$(0.14)	$0.02	$(0.12)

Dividends per share	$0.08		$$0.08

Comprehensive income (loss):
Net income (loss)	$(12,818)	$2,145	$(10,673)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	287		287
Total comprehensive income (loss)	$(12,531)	$2,145	$(10,386)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2016
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$445,657	$	$445,657
Gas sales	268,501		268,501
NGL sales	135,755		135,755
Gas gathering and other	25,276		25,276
Gas marketing, net	1		1
	875,190		875,190
Costs and expenses:
Impairment of oil and gas properties	719,142	38,528	757,670
Depreciation, depletion and amortization	361,320	(58,321)	302,999
Asset retirement obligation	6,081		6,081
Production	180,891		180,891
Transportation, processing, and other operating	139,585		139,585
Gas gathering and other	23,477		23,477
Taxes other than income	43,879		43,879
General and administrative	55,439		55,439
Stock compensation	18,782		18,782
(Gain) loss on derivative instruments, net	23,050		23,050
Other operating, net	293		293
	1,571,939	(19,793)	1,552,146
Operating income (loss)	(696,749)	19,793	(676,956)
Other (income) and expense:
Interest expense	62,560		62,560
Capitalized interest	(15,958)		(15,958)
Other, net	(7,489)		(7,489)
Income (loss) before income tax	(735,862)	19,793	(716,069)
Income tax expense (benefit)	(266,623)	7,140	(259,483)
Net income (loss)	$(469,239)	$12,653	$(456,586)

Earnings (loss) per share to common stockholders:
Basic	$(5.04)	$0.14	$(4.90)
Diluted	$(5.04)	$0.14	$(4.90)

Dividends per share	$0.24	$	$0.24

Comprehensive income (loss):
Net income (loss)	$(469,239)	$12,653	$(456,586)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	567		567
Total comprehensive income (loss)	$(468,672)	$12,653	$(456,019)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2015
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$196,005	$	$196,005
Gas sales	110,962		110,962
NGL sales	45,600		45,600
Gas gathering and other	8,270		8,270
Gas marketing, net	165		165
	361,002		361,002
Costs and expenses:
Impairment of oil and gas properties	603,599	217,585	821,184
Depreciation, depletion and amortization	216,778	(7,107)	209,671
Asset retirement obligation	1,736		1,736
Production	82,211		82,211
Transportation, processing, and other operating	39,642		39,642
Gas gathering and other	8,864		8,864
Taxes other than income	21,981		21,981
General and administrative	15,938		15,938
Stock compensation	5,155		5,155
(Gain) loss on derivative instruments, net	—		—
Other operating, net	524		524
	996,428	210,478	1,206,906
Operating income (loss)	(635,426)	(210,478)	(845,904)
Other (income) and expense:
Interest expense	21,256		21,256
Capitalized interest	(9,417)		(9,417)
Other, net	(3,585)		(3,585)
Income (loss) before income tax	(643,680)	(210,478)	(854,158)
Income tax expense (benefit)	(228,739)	(75,849)	(304,588)
Net income (loss)	$(414,941)	$(134,629)	$(549,570)

Earnings (loss) per share to common stockholders:
Basic	$(4.84)	$(1.57)	$(6.41)
Diluted	$(4.84)	$(1.57)	$(6.41)

Dividends per share	$0.16	$	$0.16

Comprehensive income (loss):
Net income (loss)	$(414,941)	$(134,629)	$(549,570)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	101		101
Total comprehensive income (loss)	$(414,840)	$(134,629)	$(549,469)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2015
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$259,344	$	$259,344
Gas sales	106,374		106,374
NGL sales	49,477		49,477
Gas gathering and other	9,141		9,141
Gas marketing, net	(53)		(53)
	424,283		424,283
Costs and expenses:
Impairment of oil and gas properties	967,287	(1,270)	966,017
Depreciation, depletion and amortization	217,451	(14,176)	203,275
Asset retirement obligation	2,042		2,042
Production	70,600		70,600
Transportation, processing, and other operating	43,713		43,713
Gas gathering and other	11,306		11,306
Taxes other than income	25,980		25,980
General and administrative	14,054		14,054
Stock compensation	4,988		4,988
(Gain) loss on derivative instruments, net	—		—
Other operating, net	260		260
	1,357,681	(15,446)	1,342,235
Operating income (loss)	(933,398)	15,446	(917,952)
Other (income) and expense:
Interest expense	21,297		21,297
Capitalized interest	(8,570)		(8,570)
Other, net	(3,854)		(3,854)
Income (loss) before income tax	(942,271)	15,446	(926,825)
Income tax expense (benefit)	(342,056)	5,716	(336,340)
Net income (loss)	$(600,215)	$9,730	$(590,485)

Earnings (loss) per share to common stockholders:
Basic	$(6.47)	$0.11	$(6.36)
Diluted	$(6.47)	$0.11	$(6.36)

Dividends per share	$0.16	$	$0.16

Comprehensive income (loss):
Net income (loss)	$(600,215)	$9,730	$(590,485)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	(292)		(292)
Total comprehensive income (loss)	$(600,507)	$9,730	$(590,777)

	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2015
(in thousands, except per share data)	As Previously Reported	Corrections	As Corrected
Revenues:
Oil sales	$192,501	$	$192,501
Gas sales	114,649		114,649
NGL sales	40,159		40,159
Gas gathering and other	8,754		8,754
Gas marketing, net	(8)		(8)
	356,055		356,055
Costs and expenses:
Impairment of oil and gas properties	1,180,649	(36,188)	1,144,461
Depreciation, depletion and amortization	185,654	(13,756)	171,898
Asset retirement obligation	2,615		2,615
Production	69,334		69,334
Transportation, processing, and other operating	46,290		46,290
Gas gathering and other	8,429		8,429
Taxes other than income	19,717		19,717
General and administrative	20,413		20,413
Stock compensation	4,737		4,737
(Gain) loss on derivative instruments, net	(1,968)		(1,968)
Other operating, net	60		60
	1,535,930	(49,944)	1,485,986
Operating income (loss)	(1,179,875)	49,944	(1,129,931)
Other (income) and expense:
Interest expense	21,416		21,416
Capitalized interest	(7,100)		(7,100)
Other, net	(2,375)		(2,375)
Income (loss) before income tax	(1,191,816)	49,944	(1,141,872)
Income tax expense (benefit)	(428,532)	17,960	(410,572)
Net income (loss)	$(763,284)	$31,984	$(731,300)

Earnings (loss) per share to common stockholders:
Basic	$(8.21)	$0.34	$(7.87)
Diluted	$(8.21)	$0.34	$(7.87)

Dividends per share	$0.16	$	$0.16

Comprehensive income (loss):
Net income (loss)	$(763,284)	$31,984	$(731,300)
Other comprehensive income (loss)
Change in fair value of investments, net of tax	(609)		(609)
Total comprehensive income (loss)	$(763,893)	$31,984	$(731,909)

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2016
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(186,131)	$(45,328)	$(231,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	230,132	88,654	318,786
Depreciation, depletion and amortization	128,099	(17,463)	110,636
Asset retirement obligation	2,298		2,298
Deferred income taxes	(106,200)	(25,863)	(132,063)
Stock compensation	5,528		5,528
(Gain) loss on derivative instruments	(428)		(428)
Settlements on derivative instruments	5,068		5,068
Changes in non-current assets and liabilities	1,863		1,863
Other, net	1,362		1,362
Changes in operating assets and liabilities:
Receivables, net	33,147		33,147
Other current assets	11,982		11,982
Accounts payable and other current liabilities	(41,660)		(41,660)
Net cash provided by operating activities	85,060		85,060
Cash flows from investing activities:
Oil and gas expenditures	(176,395)		(176,395)
Sales of oil and gas assets and other assets	13,059		13,059
Other capital expenditures	(9,477)		(9,477)
Net cash used by investing activities	(172,813)		(172,813)
Cash flows from financing activities:
Dividends paid	(15,104)		(15,104)
Proceeds from exercise of stock options and other	114		114
Net cash provided by (used in) financing activities	(14,990)		(14,990)
Net change in cash and cash equivalents	(102,743)		(102,743)
Cash and cash equivalents at beginning of period	779,382		779,382
Cash and cash equivalents at end of period	$676,639		$676,639

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2016
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(456,421)	$10,508	$(445,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	629,326	22,751	652,077
Depreciation, depletion and amortization	251,976	(39,254)	212,722
Asset retirement obligation	4,048		4,048
Deferred income taxes	(260,419)	5,995	(254,424)
Stock compensation	13,018		13,018
(Gain) loss on derivative instruments	32,808		32,808
Settlements on derivative instruments	8,927		8,927
Changes in non-current assets and liabilities	2,548		2,548
Other, net	2,644		2,644
Changes in operating assets and liabilities:
Receivables, net	(4,327)		(4,327)
Other current assets	17,328		17,328
Accounts payable and other current liabilities	(27,752)		(27,752)
Net cash provided by operating activities	213,704		213,704
Cash flows from investing activities:
Oil and gas expenditures	(325,058)		(325,058)
Sales of oil and gas assets and other assets	12,854		12,854
Other capital expenditures	(17,774)		(17,774)
Net cash used by investing activities	(329,978)		(329,978)
Cash flows from financing activities:
Financing and underwriting fees	(1)		(1)
Dividends paid	(22,655)		(22,655)
Proceeds from exercise of stock options and other	1,287		1,287
Net cash provided by (used in) financing activities	(21,369)		(21,369)
Net change in cash and cash equivalents	(137,643)		(137,643)
Cash and cash equivalents at beginning of period	779,382		779,382
Cash and cash equivalents at end of period	$641,739		$641,739

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2016
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(469,239)	$12,653	$(456,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	719,142	38,528	757,670
Depreciation, depletion and amortization	361,320	(58,321)	302,999
Asset retirement obligation	6,081		6,081
Deferred income taxes	(265,508)	7,140	(258,368)
Stock compensation	18,782		18,782
(Gain) loss on derivative instruments	23,050		23,050
Settlements on derivative instruments	9,718		9,718
Changes in non-current assets and liabilities	4,121		4,121
Other, net	2,931		2,931
Changes in operating assets and liabilities:
Receivables, net	(1,723)		(1,723)
Other current assets	23,034		23,034
Accounts payable and other current liabilities	(2,378)		(2,378)
Net cash provided by operating activities	429,331		429,331
Cash flows from investing activities:
Oil and gas expenditures	(485,114)		(485,114)
Sales of oil and gas assets	19,013		19,013
Sales of other assets	5,718		5,718
Other capital expenditures	(24,013)		(24,013)
Net cash used by investing activities	(484,396)		(484,396)
Cash flows from financing activities:
Financing and underwriting fees	(1)		(1)
Dividends paid	(30,243)		(30,243)
Proceeds from exercise of stock options and other	4,623		4,623
Net cash provided by (used in) financing activities	(25,621)		(25,621)
Net change in cash and cash equivalents	(80,686)		(80,686)
Cash and cash equivalents at beginning of period	779,382		779,382
Cash and cash equivalents at end of period	$698,696		$698,696

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2015
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(414,941)	$(134,629)	$(549,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	603,599	217,585	821,184
Depreciation, depletion and amortization	216,778	(7,107)	209,671
Asset retirement obligation	1,736		1,736
Deferred income taxes	(228,739)	(75,849)	(304,588)
Stock compensation	5,155		5,155
Changes in non-current assets and liabilities	1,046		1,046
Other, net	2,311		2,311
Changes in operating assets and liabilities:
Receivables, net	72,397		72,397
Other current assets	9,894		9,894
Accounts payable and other current liabilities	(156,063)		(156,063)
Net cash provided by operating activities	113,173		113,173
Cash flows from investing activities:
Oil and gas expenditures	(371,106)		(371,106)
Sales of oil and gas assets and other assets	1,180		1,180
Other capital expenditures	(18,848)		(18,848)
Net cash used by investing activities	(388,774)		(388,774)
Cash flows from financing activities:
Dividends paid	(13,947)		(13,947)
Proceeds from exercise of stock options and other	4,618		4,618
Net cash provided by (used in) financing activities	(9,329)		(9,329)
Net change in cash and cash equivalents	(284,930)		(284,930)
Cash and cash equivalents at beginning of period	405,862		405,862
Cash and cash equivalents at end of period	$120,932		$120,932

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(1,015,156)	$(124,899)	$(1,140,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	1,570,886	216,315	1,787,201
Depreciation, depletion and amortization	434,229	(21,283)	412,946
Asset retirement obligation	3,778		3,778
Deferred income taxes	(570,795)	(70,133)	(640,928)
Stock compensation	10,143		10,143
Changes in non-current assets and liabilities	2,942		2,942
Other, net	3,276		3,276
Changes in operating assets and liabilities:
Receivables, net	92,473		92,473
Other current assets	16,121		16,121
Accounts payable and other current liabilities	(177,352)		(177,352)
Net cash provided by operating activities	370,545		370,545
Cash flows from investing activities:
Oil and gas expenditures	(599,222)		(599,222)
Sales of oil and gas assets and other assets	9,233		9,233
Other capital expenditures	(35,882)		(35,882)
Net cash used by investing activities	(625,871)		(625,871)
Cash flows from financing activities:
Proceeds from sale of common stock	752,100		752,100
Financing and underwriting fees	(22,563)		(22,563)
Dividends paid	(28,129)		(28,129)
Proceeds from exercise of stock options and other	4,936		4,936
Net cash provided by (used in) financing activities	706,344		706,344
Net change in cash and cash equivalents	451,018		451,018
Cash and cash equivalents at beginning of period	405,862		405,862
Cash and cash equivalents at end of period	$856,880		$856,880

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015
(in thousands)	As Previously Reported	Corrections	As Corrected
Cash flows from operating activities:
Net income (loss)	$(1,778,440)	$(92,915)	$(1,871,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	2,751,535	180,127	2,931,662
Depreciation, depletion and amortization	619,883	(35,039)	584,844
Asset retirement obligation	6,393		6,393
Deferred income taxes	(1,014,264)	(52,173)	(1,066,437)
Stock compensation	14,880		14,880
(Gain) loss on derivative instruments	(1,968)		(1,968)
Settlements on derivative instruments	—		—
Changes in non-current assets and liabilities	16,343		16,343
Other, net	3,494		3,494
Changes in operating assets and liabilities:
Receivables, net	151,783		151,783
Other current assets	29,634		29,634
Accounts payable and other current liabilities	(222,727)		(222,727)
Net cash provided by operating activities	576,546		576,546
Cash flows from investing activities:
Oil and gas expenditures	(771,029)		(771,029)
Sales of oil and gas assets	38,343		38,343
Sales of other assets	1,057		1,057
Other capital expenditures	(58,085)		(58,085)
Net cash used by investing activities	(789,714)		(789,714)
Cash flows from financing activities:
Proceeds from sale of common stock	752,100		752,100
Financing and underwriting fees	(22,663)		(22,663)
Dividends paid	(43,211)		(43,211)
Proceeds from exercise of stock options and other	20,392		20,392
Net cash provided by (used in) financing activities	706,618		706,618
Net change in cash and cash equivalents	493,450		493,450
Cash and cash equivalents at beginning of period	405,862		405,862
Cash and cash equivalents at end of period	$899,312		$899,312

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of our Original Filing of the Annual Report on Form 10-K, an evaluation was carried out by Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

At the time the Original Filing was filed on February 24, 2017, our CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2016. Subsequent to that evaluation, management identified an immaterial error in the full cost ceiling test calculation pursuant to SEC Regulation S-X Rule 4-10 (SAB Topic 12) and as a result amended the December 31, 2016 Form 10-K and recorded an immaterial correction of an error in the historical financial statements.

As a result of this reassessment and the identification of the material weakness described below, our CEO and CFO have, after considering the existence of the material weakness identified, concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Cimarex’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting also includes those policies and procedures that:

1)             pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

2)             provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

3)             provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Cimarex’s management assessed the effectiveness of internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in connection with the Original Filing of the Annual Report on Form 10-K on February 24, 2017 and based on that assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2016. In connection with preparation of this Form 10-K/A, our CEO and CFO reassessed the effectiveness of our internal control over financial reporting. Based on this reassessment, our CEO and CFO have concluded that a material weakness in internal control over financial reporting existed as of December 31, 2016 as described below:

The company did not have an effective process and control to verify the completeness and accuracy of financial information used in the full cost ceiling test calculation in accordance with SEC Regulation S-X  Rule 4-10. The company’s risk assessment process failed to identify necessary modifications to the spreadsheet template when changes in business operations and relevant financial information occurred that impacted the full cost ceiling test calculation.

This resulted in the correction of immaterial misstatements to previously reported impairment expense, depletion expense and income tax expense (benefit) and the related balance sheet accounts as described in Note 1 in the amended consolidated financial statements as of and for the three year period ended December 31, 2016 in this Form 10-K/A. However, these control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not have been prevented or detected on a timely basis, and therefore we concluded that the deficiencies represented a material weakness in our internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of internal control over financial reporting and has issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included on page 118 following this report.

MANAGEMENT’S REMEDIATION PLAN

In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting, the company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. The remediation efforts being implemented include the following:

•                  Enhancement of the control over the preparation and review of the full cost ceiling test calculation to include examining SEC SAB Topic 12 to reinforce the understanding of the requirements associated with appropriately performing this calculation, particularly as it relates to the income tax effects in the calculation;

•                  Refinement of the spreadsheet template used to prepare the full cost ceiling test calculation to ensure that the appropriate application of accounting for all components of the full cost ceiling test calculation is embedded within the template; and

•                  Revision and communication of the accounting controls, policies and procedures relating to identifying and assessing changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.

Due to the material weakness referred to above, the company’s management performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K/A for the year ended December 31, 2016 are fairly presented, in all material respects, in accordance with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the identification of the material weakness described above, there was no change in the company’s internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cimarex Energy Co.:

We have audited Cimarex Energy Co. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Cimarex Energy Co. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Cimarex Energy Co. and subsidiaries’ internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to an ineffective process and control to verify the completeness and accuracy of financial information used in the full cost ceiling test calculation resulting from an ineffective risk assessment process that failed to identify necessary modifications to a spreadsheet template when changes in business operations and relevant financial information occurred has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cimarex Energy Co. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for each of the years in the three-year period ended December 31, 2016, and this report does not affect our report dated February 24, 2017, except for the immaterial error correction to the consolidated financial statements discussed in Note 1 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the full cost ceiling test calculation, as to which the date is May 10, 2017, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting has been restated by the Company’s management to disclose the aforementioned material weakness and the resultant ineffectiveness of its internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Cimarex Energy Co. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Denver, Colorado
February 24, 2017, except for the immaterial error correction to the consolidated financial statements discussed in Note 1 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the full cost ceiling test calculation, as to which the date is May 10, 2017

ITEM 9B.  OTHER INFORMATION

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

Name	Age	Office
Thomas E. Jorden	59	Chairman of the Board, Chief Executive Officer and President
Joseph R. Albi	58	Executive Vice President — Operations, Chief Operating Officer
Stephen P. Bell	62	Executive Vice President — Business Development
G. Mark Burford	49	Vice President and Chief Financial Officer
Francis B. Barron	54	Senior Vice President — General Counsel
John A. Lambuth	54	Senior Vice President — Exploration
Gary R. Abbott	44	Vice President — Corporate Engineering
Krista L. Johnson	46	Vice President — Human Resources, Governmental Relations, and External Affairs
Timothy A. Ficker	49	Vice President — Controller, Chief Accounting Officer, and Assistant Secretary

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

Date: May 10, 2017

CIMAREX ENERGY CO.

By:	/s/ Thomas E. Jorden
Thomas E. Jorden Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jorden	Chairman of the Board, Director,
Thomas E. Jorden	Chief Executive Officer, and President (Principal Executive Officer)	May 10, 2017

*	Director, Executive Vice President —
Attorney-in-Fact	Operations, Chief Operating Officer	May 10, 2017
Joseph R. Albi

/s/ G. Mark Burford	Vice President and Chief
G. Mark Burford	Financial Officer (Principal Financial Officer)	May 10, 2017

/s/ Timothy A. Ficker	Vice President, Controller, Chief
Timothy A. Ficker	Accounting Officer (Principal Accounting Officer)	May 10, 2017

*
Attorney-in-Fact	Director	May 10, 2017
Hans Helmerich

*
Attorney-in-Fact	Director	May 10, 2017
David A. Hentschel

*
Attorney-in-Fact	Director	May 10, 2017
Harold R. Logan, Jr.

*
Attorney-in-Fact	Director	May 10, 2017
Floyd R. Price

*
Attorney-in-Fact	Director	May 10, 2017
Monroe W. Robertson

*
	Attorney-in-Fact	Director	May 10, 2017
Lisa A. Stewart

*
	Attorney-in-Fact	Director	May 10, 2017
Michael J. Sullivan

*
	Attorney-in-Fact	Director	May 10, 2017
L. Paul Teague

*By:	/s/ G. Mark Burford	Vice President and Chief
	G. Mark Burford Attorney-in-Fact	Financial Officer (Principal Financial Officer)	May 10, 2017