Form 10-Q
period 2017-03-31
CIMAREX ENERGY CO
filed 2017-05-10
CIK 1168054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-31446

CIMAREX ENERGY CO.

Delaware	45-0466694
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street, Suite 3700, Denver, Colorado	80203
(Address of principal executive offices)	(Zip Code)

(303) 295-3995

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Cimarex Energy Co. common stock outstanding as of April 30, 2017 was 95,108,619.

EXPLANATORY NOTE

The comparative period financial information for 2016 included in this Form 10-Q reflects the corrected financial information for 2016 included under the heading “Supplemental Quarterly Financial Data (Unaudited)” in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K/A”) filed with the Securities and Exchange Commission on May 10, 2017 in order to reflect corrections to financial information.  For additional information, see the “Explanatory Note” to the Form 10-K/A.

CIMAREX ENERGY CO.

GLOSSARY

Bbl/d—Barrels per day

Bbls—Barrels

Bcf—Billion cubic feet

Bcfe—Billion cubic feet equivalent

Btu—British thermal unit

Gross Acres or Gross Wells—The total acres or wells, as the case may be, in which a working interest is owned.

MBbls—Thousand barrels

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet equivalent

MMBbl/MMBbls—Million barrels

MMBtu—Million British thermal units

MMcf—Million cubic feet

MMcf/d—Million cubic feet per day

MMcfe—Million cubic feet equivalent

MMcfe/d—Million cubic feet equivalent per day

Net Acres or Net Wells—The sum of the fractional working interest owned in gross acres or gross wells expressed in whole numbers and fractions of whole numbers.

Net Production—Gross production multiplied by net revenue interest

NGL or NGLs—Natural gas liquids

Tcf—Trillion cubic feet

Tcfe—Trillion cubic feet equivalent

Energy equivalent is determined using the ratio of one barrel of crude oil, condensate, or NGL to six Mcf of natural gas

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

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for our oil and gas production, full cost ceiling impairments to the carrying values of our oil and gas properties, the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing, weather or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates.  In addition, exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties.  There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures.  These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

PART I

ITEM 1. - Financial Statements

CIMAREX ENERGY CO.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$578,908	$652,876
Accounts receivable, net of allowance:
Trade	69,324	42,287
Oil and gas sales	238,149	217,395
Gas gathering, processing, and marketing	11,657	14,888
Other	12	27
Oil and gas well equipment and supplies	37,487	33,342
Derivative instruments	6,381	—
Prepaid expenses	5,715	7,335
Other current assets	1,594	1,154
Total current assets	949,227	969,304
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	16,519,581	16,225,495
Unproved properties and properties under development, not being amortized	489,888	478,277
	17,009,469	16,703,772
Less—accumulated depreciation, depletion, amortization, and impairment	(14,434,516)	(14,349,505)
Net oil and gas properties	2,574,953	2,354,267
Fixed assets, net of accumulated depreciation of $257,561 and $246,901, respectively	203,917	205,465
Goodwill	620,232	620,232
Derivative instruments	2,438	—
Deferred income taxes	10,424	55,835
Other assets	32,808	32,621
	$4,393,999	$4,237,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$62,035	$49,163
Gas gathering, processing, and marketing	24,147	25,323
Accrued liabilities:
Exploration and development	73,420	82,320
Taxes other than income	15,554	18,766
Other	179,952	177,695
Derivative instruments	10,838	49,370
Revenue payable	141,376	119,715
Total current liabilities	507,322	522,352
Long-term debt:
Principal	1,500,000	1,500,000
Less—unamortized debt issuance costs	(11,500)	(12,061)
Long-term debt, net	1,488,500	1,487,939
Asset retirement obligation	144,523	140,770
Derivative instruments	—	2,570
Other liabilities	42,705	41,104
Total liabilities	2,183,050	2,194,735
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,116,764 and 95,123,525 shares issued, respectively	951	951
Additional paid-in capital	2,771,296	2,763,452
Retained earnings (accumulated deficit)	(562,645)	(722,359)
Accumulated other comprehensive income	1,347	945
Total stockholders’ equity	2,210,949	2,042,989
	$4,393,999	$4,237,724

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Revenues:
Oil sales	$224,066	$117,573
Gas sales	131,945	82,608
NGL sales	80,426	33,352
Gas gathering and other	10,625	7,241
Gas marketing, net of related costs of $39,853 and $25,312, respectively	114	(174)
	447,176	240,600
Costs and expenses:
Impairment of oil and gas properties	—	318,786
Depreciation, depletion, and amortization	95,816	110,636
Asset retirement obligation	1,620	2,298
Production	62,421	70,702
Transportation, processing, and other operating	55,023	46,443
Gas gathering and other	8,427	8,080
Taxes other than income	21,313	13,839
General and administrative	18,034	13,897
Stock compensation	6,288	5,528
Gain on derivative instruments, net	(43,861)	(428)
Other operating expense, net	616	90
	225,697	589,871
Operating income (loss)	221,479	(349,271)
Other (income) and expense:
Interest expense	21,052	20,805
Capitalized interest	(6,641)	(4,904)
Other, net	(2,210)	(1,650)
Income (loss) before income tax	209,278	(363,522)
Income tax expense (benefit)	78,306	(132,063)
Net income (loss)	$130,972	$(231,459)

Earnings (loss) per share to common stockholders:
Basic	$1.38	$(2.49)
Diluted	$1.38	$(2.49)

Dividends declared per share	$0.08	$0.08

Comprehensive income (loss):
Net income (loss)	$130,972	$(231,459)
Other comprehensive income:
Change in fair value of investments, net of tax of $231 and $49, respectively	402	85
Total comprehensive income (loss)	$131,374	$(231,374)

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$130,972	$(231,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	—	318,786
Depreciation, depletion, and amortization	95,816	110,636
Asset retirement obligation	1,620	2,298
Deferred income taxes	78,312	(132,063)
Stock compensation	6,288	5,528
Gain on derivative instruments, net	(43,861)	(428)
Settlements on derivative instruments	(6,060)	5,068
Changes in non-current assets and liabilities	1,019	1,863
Other, net	1,728	1,362
Changes in operating assets and liabilities:
Receivables	(44,662)	33,147
Other current assets	(2,965)	11,982
Accounts payable and other current liabilities	31,307	(41,315)
Net cash provided by operating activities	249,514	85,405
Cash flows from investing activities:
Oil and gas expenditures	(311,841)	(176,395)
Sales of oil and gas assets	4,901	12,971
Sales of other assets	45	88
Other capital expenditures	(8,082)	(9,477)
Net cash used by investing activities	(314,977)	(172,813)
Cash flows from financing activities:
Dividends paid	(7,577)	(15,104)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(938)	(345)
Proceeds from exercise of stock options and other	10	114
Net cash used by financing activities	(8,505)	(15,335)
Net change in cash and cash equivalents	(73,968)	(102,743)
Cash and cash equivalents at beginning of period	652,876	779,382
Cash and cash equivalents at end of period	$578,908	$676,639

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
				Earnings	Other	Total
	Common Stock		Additional Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
	(in thousands)
Balance, December 31, 2016	95,124	$951	$2,763,452	$(722,359)	$945	$2,042,989
Dividends on forfeited stock awards reclassified to expense	—	—	—	3	—	3
Dividends in excess of retained earnings	—	—	(7,609)	—	—	(7,609)
Net income	—	—	—	130,972	—	130,972
Unrealized change in fair value of investments, net of tax	—	—	—	—	402	402
Issuance of restricted stock awards	5	—	—	—	—	—
Common stock reacquired and retired	(8)	—	(938)	—	—	(938)
Restricted stock forfeited and retired	(5)	—	—	—	—	—
Exercise of stock options	1	—	36	—	—	36
Stock-based compensation	—	—	11,988	—	—	11,988
Cumulative effect adjustment of adopting ASU 2016-09 (Note 6)	—	—	4,393	28,739	—	33,132
Other	—	—	(26)	—	—	(26)
Balance, March 31, 2017	95,117	$951	$2,771,296	$(562,645)	$1,347	$2,210,949

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cimarex Energy Co. (“Cimarex,” “we,” or “us”) pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted.  Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2016.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods and as of the dates shown.

Use of Estimates

Areas of significance requiring the use of management’s judgments include the estimation of proved oil and gas reserves used in calculating depletion, the estimation of future net revenues used in computing ceiling test limitations, the estimation of future abandonment obligations used in recording asset retirement obligations, and the assessment of goodwill.  Estimates and judgments are also required in determining allowances for doubtful accounts, impairments of unproved properties and other assets, valuation of deferred tax assets, fair value measurements, and contingencies.

Oil and Gas Well Equipment and Supplies

Our oil and gas well equipment and supplies are valued at the lower of cost and net realizable value, where net realizable value is estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  An analysis of our oil and gas well equipment and supplies was performed as of March 31, 2017, and no impairment was required.  Declines in the price of oil and gas well equipment and supplies in future periods could cause us to recognize impairments on these assets.  An impairment would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas operations.  Accounting rules require us to perform a quarterly ceiling test calculation to test our oil and gas properties for possible impairment.  If the net capitalized cost of our oil and gas properties subject to amortization exceeds the ceiling limitation, the excess is charged to expense.  The ceiling limitation is equal to the sum of: (i) the present value discounted at 10% of estimated future net revenues from proved reserves, (ii) the cost of properties not being amortized, and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, less the related income tax effects.  Estimated future net revenues are determined by proved reserve quantities and commodity prices net of operating costs and capital expenditures.

At March 31, 2017, the carrying value of our oil and gas properties subject to the test did not exceed the calculated value of the ceiling limitation and, therefore, no ceiling test impairment was recognized.  At March 31, 2016, we recognized a ceiling test impairment of $318.8 million ($202.6 million, net of tax).  This impairment resulted primarily from decreases in the 12-month average trailing prices for oil, natural gas, and NGLs utilized in determining the future net revenues from proved reserves.  The quarterly ceiling test is primarily impacted by commodity prices, changes in estimated reserve quantities, reserves produced, overall exploration and development costs, depletion expense, and deferred taxes.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling test impairments in future quarters.  The ceiling calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  In July 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016.  The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.  Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach.  We intend to adopt this standard on January 1, 2018, utilizing a modified retrospective approach.  Management does not believe the effect of adoption will be material to our financial statements because we follow the sales method of accounting for our oil, gas, and NGL production, which is generally consistent with the revenue recognition provisions of the new standard.  However, we anticipate the new standard will result in more robust footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The key provision of this ASU is that a lessee must recognize (i) liabilities to make lease payments and (ii) right-of-use assets on its balance sheet.  The ASU permits lessees to make a policy election to not recognize lease assets and liabilities for leases with terms of less than twelve months.  Under current generally accepted accounting principles (“GAAP”), a determination of whether a lease is a capital or operating lease is made at lease inception and no assets or liabilities are recognized for operating leases.  Under this ASU, the determination to be made at the inception of a contract is whether the contract is, or contains, a lease.  Leases convey the right to control the use of an identified asset in exchange for consideration.  Only the lease components of a contract must be accounted for in accordance with this ASU.  Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics.  An entity may make a policy election to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component.  This ASU retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and comprehensive income and cash flows, however, both types of leases require the recognition of assets and liabilities on the balance sheet.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Upon transition, lessees will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  We are in the process of evaluating the potential impact of adopting this guidance, but believe the primary effect will be to record assets and liabilities for contracts currently accounted for as operating leases.  We do not intend to adopt the standard early.

2.LONG-TERM DEBT

Debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
		Unamortized Debt	Long-term		Unamortized Debt	Long-term
(in thousands)	Principal	Issuance Costs	Debt, net	Principal	Issuance Costs	Debt, net
5.875% Senior Notes	$750,000	$(5,381)	$744,619	$750,000	$(5,691)	$744,309
4.375% Senior Notes	750,000	(6,119)	743,881	750,000	(6,370)	743,630
Total long-term debt	$1,500,000	$(11,500)	$1,488,500	$1,500,000	$(12,061)	$1,487,939

At March 31, 2017 and December 31, 2016, we had no bank debt outstanding.

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Bank Debt

We have a senior unsecured revolving credit facility (“Credit Facility”)  that matures October 16, 2020.  The Credit Facility has aggregate commitments of $1.0 billion, with an option for us to increase aggregate commitments to $1.25 billion at any time.  There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility.  As of March 31, 2017,  we had letters of credit outstanding under the Credit Facility of $2.5 million, leaving an unused borrowing availability of $997.5 million.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%.  As of March 31, 2017, we were in compliance with all of the financial and non-financial covenants.

At March 31, 2017 and December 31, 2016, we had $4.2 million and $4.5 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets.  These costs are being amortized to interest expense ratably over the life of the Credit Facility.

Senior Notes

Each of our senior unsecured notes is governed by an indenture containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2017.  The 5.875% notes are due in 2022 and the 4.375% notes are due in 2024.  Interest on each of the senior notes is payable semiannually.  The effective interest rate on the 5.875% notes and the 4.375% notes, including the amortization of debt issuance costs, is 6.04% and 4.50%, respectively.

Subsequent Events

On April 3, 2017, we commenced a cash tender offer to purchase any of our 5.875% notes for cash consideration of $1,031.67 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date.  The tender offer expired on April 7, 2017, with $253.5 million aggregate principal amount of the notes validly tendered.  On April 10, 2017, we settled the tendered notes for $268.1 million, including accrued interest.  On April 12, 2017, we delivered a redemption notice pursuant to the terms of the indenture for all 5.875% notes remaining outstanding.  All such notes will be redeemed on or before May 12, 2017 for $1,029.38 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the redemption date.

On April 10, 2017, we issued $750 million aggregate principal amount of 3.90% senior unsecured notes due May 15, 2027 at 99.748% of par to yield 3.93% per annum.  We received $743.2 million in net proceeds, after deducting underwriting discounts.  We estimate an additional $1.5 million of offering costs will be deducted from these net proceeds.  The notes bear an interest rate of 3.90% and interest is payable semiannually on May 15 and November 15, with the first payment to be made November 15, 2017.  Along with cash on hand, we used, and intend to use, the proceeds to fund the settlement of the tendered 5.875% notes and the redemption of the 5.875% notes, both as discussed above.

3.DERIVATIVE INSTRUMENTS

We periodically use derivative instruments to mitigate volatility in commodity prices.  While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes.  Depending on changes in oil and gas futures markets and management’s view of underlying supply

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

and demand trends, we may increase or decrease our derivative positions.  We may enter into derivative instruments covering up to 50% of our oil and natural gas production on a forward five quarter basis.

The following tables summarize our outstanding derivative contracts as of March 31, 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Collars:
2017:
WTI (1)
Volume (Bbls)	—	2,184,000	1,840,000	1,380,000	5,404,000
Wtd Avg Price - Floor	$—	$44.23	$46.08	$47.27	$45.63
Wtd Avg Price - Ceiling	$—	$53.91	$56.19	$57.51	$55.61
2018:
WTI (1)
Volume (Bbls)	900,000	364,000	—	—	1,264,000
Wtd Avg Price - Floor	$48.40	$50.00	$—	$—	$48.86
Wtd Avg Price - Ceiling	$59.05	$58.96	$—	$—	$59.02

(1)	The index price for these collars is WTI, which refers to the West Texas Intermediate price as quoted on the New York Mercantile Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Gas Collars:
2017:
PEPL (1)
Volume (MMBtu)	—	12,740,000	11,040,000	8,280,000	32,060,000
Wtd Avg Price - Floor	$—	$2.53	$2.60	$2.72	$2.60
Wtd Avg Price - Ceiling	$—	$3.06	$3.12	$3.20	$3.12
Perm EP (2)
Volume (MMBtu)	—	9,410,000	7,360,000	5,520,000	22,290,000
Wtd Avg Price - Floor	$—	$2.58	$2.63	$2.74	$2.64
Wtd Avg Price - Ceiling	$—	$3.09	$3.13	$3.20	$3.13
2018:
PEPL (1)
Volume (MMBtu)	5,400,000	2,730,000	—	—	8,130,000
Wtd Avg Price - Floor	$2.73	$2.57	$—	$—	$2.68
Wtd Avg Price - Ceiling	$3.23	$3.14	$—	$—	$3.20
Perm EP (2)
Volume (MMBtu)	3,600,000	1,820,000	—	—	5,420,000
Wtd Avg Price - Floor	$2.75	$2.50	$—	$—	$2.67
Wtd Avg Price - Ceiling	$3.22	$3.04	$—	$—	$3.16

(1)	The index price for these collars is PEPL, which refers to the Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index as quoted in Platt’s Inside FERC.
(2)	The index price for these collars is Perm EP, which refers to the El Paso Natural Gas Company, Permian Basin Index as quoted in Platt’s Inside FERC.

Under a collar agreement, we receive the difference between the published index price and a floor price if the index price is below the floor price.  We pay the difference between the ceiling price and the index price if the

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices.

Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments.  We have elected not to designate our derivatives as hedging instruments and, therefore, we do not apply hedge accounting treatment to our derivative instruments.  Consequently,  changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating costs and expenses as either a net gain or loss on derivative instruments.  Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows.  The following table presents the components of Gain on derivative instruments, net for the periods indicated.

	Three Months Ended
	March 31,
Gain on Derivative Instruments, Net (in thousands):	2017	2016
Change in fair value of derivative instruments, net	$(49,921)	$4,640
Cash payments (receipts) on derivative instruments, net	6,060	(5,068)
Gain on derivative instruments, net	$(43,861)	$(428)

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to enforceable master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty.  Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of March 31, 2017 and December 31, 2016, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

March 31, 2017:
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$4,216	$—
Gas contracts	Current assets — Derivative instruments	2,165	—
Oil contracts	Non-current assets — Derivative instruments	770	—
Gas contracts	Non-current assets — Derivative instruments	1,668	—
Oil contracts	Current liabilities — Derivative instruments	—	6,206
Gas contracts	Current liabilities — Derivative instruments	—	4,632
Total gross amounts presented in the balance sheet		8,819	10,838
Less: gross amounts not offset in the balance sheet		(7,531)	(7,531)
Net amount:		$1,288	$3,307

December 31, 2016:
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current liabilities — Derivative instruments	$—	$27,892
Gas contracts	Current liabilities — Derivative instruments	—	21,478
Oil contracts	Non-current liabilities — Other liabilities	—	1,059
Gas contracts	Non-current liabilities — Other liabilities	—	1,511
Total gross amounts presented in the balance sheet		—	51,940
Less: gross amounts not offset in the balance sheet		—	—
Net amount:		$—	$51,940

We are exposed to financial risks associated with our derivative contracts from non-performance by our counterparties.  We mitigate our exposure to any single counterparty by contracting with a number of financial

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

institutions, each of which have a high credit rating and is a member of our bank credit facility.  Our member banks do not require us to post collateral for our derivative liability positions.  Because some of the member banks have discontinued derivative activities, in the future we may enter into derivative instruments with counterparties outside our bank group to obtain competitive terms and to spread counterparty risk.

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

The following table provides fair value measurement information for certain assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Book	Fair	Book	Fair
(in thousands)	Value	Value	Value	Value
Financial Assets (Liabilities):
5.875% Notes due 2022	$(750,000)	$(774,270)	$(750,000)	$(782,835)
4.375% Notes due 2024	$(750,000)	$(781,950)	$(750,000)	$(779,453)
Derivative instruments — assets	$8,819	$8,819	$—	$—
Derivative instruments — liabilities	$(10,838)	$(10,838)	$(51,940)	$(51,940)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.  Included in “Accrued liabilities — other” at March 31, 2017 are: (i) liabilities of approximately $26.9 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances in applicable bank accounts; (ii) accrued operating expenses of approximately $54.5 million; and (iii) accrued interest of approximately $29.8 million, primarily related to our senior unsecured notes.  Included in “Accrued liabilities — other” at December 31, 2016 are: (i) liabilities of approximately $19.3 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances in applicable bank accounts; (ii) accrued operating expenses of approximately $53.9 million; and (iii) accrued payroll-related costs of approximately $43.5 million.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry.  Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

We routinely assess the recoverability of all material accounts receivable to determine their collectability.  We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated.  At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $1.8 million and $1.6 million, respectively.

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

5.CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock.  At March 31, 2017, there were 95.1 million shares of common stock and no shares of preferred stock outstanding.

Dividends

In February 2017, the Board of Directors declared a cash dividend of $0.08 per share.  The dividend is payable on June  1, 2017, to stockholders of record on May 15, 2017.   Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend.  Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital.  The $7.6 million dividend declared in February 2017 was recorded as a reduction of additional paid-in capital.    Nonforfeitable dividends paid on stock awards that forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to compensation cost in the period in which the forfeitures occur.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by the Board of Directors.

6.STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Restricted stock awards
Performance stock awards	$6,402	$5,694
Service-based stock awards	4,924	4,165
	11,326	9,859
Stock option awards	666	655
Total stock compensation cost	11,992	10,514
Less amounts capitalized to oil and gas properties	(5,704)	(4,986)
Compensation expense	$6,288	$5,528

Expense associated with stock compensation will fluctuate based on the grant-date fair value of awards, the number of awards, and the timing of the awards.  The increase in expense in 2017 as compared to 2016 is primarily due to new performance stock awards granted in December 2016 and service-based stock awards granted in June 2016, partially offset by the vesting of awards subsequent to March 31, 2016 and before March 31, 2017.  Additionally, pursuant to Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting  (“ASU 2016-09”), which we adopted on January 1, 2017, we made an accounting policy election to account for forfeitures in compensation cost when they occur, rather than including an estimate of the number of awards that are expected to vest in our compensation cost.  This also contributed to the increase in stock compensation expense in 2017 as compared to 2016.

ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments within ASU 2016-09 related to the timing of when excess tax benefits and tax benefits on dividends on nonvested equity shares are recognized and accounting for forfeitures were adopted using a modified retrospective method.  In accordance with this method, we recorded a cumulative-effect adjustment relating to those amendments, representing an increase to beginning deferred income tax assets of $33.1 million, a reduction to beginning accumulated deficit of $28.7 million, and an increase to beginning additional paid-in capital of $4.4 million.  The amendments within ASU 2016-09 related to the presentation in the statement of cash flows of excess tax benefits and cash outflows attributable to tax withholdings on the net settlement of equity-classified awards were adopted using a retrospective method.  In accordance with this method, we adjusted the statement of cash flows for the three months

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

ended March  31, 2016 by increasing net cash provided by operating activities by $0.3 million and increasing net cash used by financing activities by $0.3 million for the effects of tax withholdings on the net settlement of equity-classified awards.  There were no cash flows related to excess tax benefits during the three months ended March 31, 2017 and 2016.

7.ASSET RETIREMENT OBLIGATIONS

We recognize the present value of the fair value of liabilities for retirement obligations associated with tangible long-lived assets in the period in which there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This liability includes costs related to the plugging and abandonment of wells, the removal of facilities and equipment, and site restorations.  Subsequent to initial measurement, the asset retirement liability is accreted each period.  If there is a change in the estimated cost or timing of retirement, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  Capitalized costs are included as a component of the depreciation and depletion calculations.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2017:

(in thousands)
Asset retirement obligation at January 1, 2017	$154,523
Liabilities incurred	1,522
Liability settlements and disposals	(2,035)
Accretion expense	1,857
Revisions of estimated liabilities	386
Asset retirement obligation at March 31, 2017	156,253
Less current obligation	(11,730)
Long-term asset retirement obligation	$144,523

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

8.EARNINGS (LOSS) PER SHARE

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Basic:
Net income (loss)	$130,972	$(231,459)
Participating securities’ share in earnings (1)	(2,255)	—
Net income (loss) available to common stockholders	$128,717	$(231,459)

Diluted:
Net income (loss)	$130,972	$(231,459)
Participating securities’ share in earnings (1)	(2,254)	—
Net income (loss) available to common stockholders	$128,718	$(231,459)

Shares:
Basic shares outstanding	93,389	93,000
Dilutive effect of potential common shares (2)	39	—
Fully diluted common stock	93,428	93,000

Earnings (loss) per share to common stockholders (3):
Basic	$1.38	$(2.49)
Diluted	$1.38	$(2.49)

(1)	Participating securities are not included in undistributed earnings when a loss exists.
(2)

Inclusion of certain shares would have an anti-dilutive effect; therefore, 161,818 and 2,117,204 shares were excluded from the calculations for the three months ended March 31, 2017 and 2016, respectively.

(3)	Earnings (loss) per share are based on actual figures rather than the rounded figures presented.

9.INCOME TAXES

The components of our provision for income taxes are as follows:

	Three Months Ended
	March 31,
Income Tax Expense (Benefit) (in thousands):	2017	2016
Current tax benefit	$(6)	$—
Deferred tax expense (benefit)	78,312	(132,063)
	$78,306	$(132,063)
Combined federal and state effective income tax rate	37.4%	36.3%

At December 31, 2016, we had a U.S. net tax operating loss carryforward of approximately $1,182.4 million, which would expire in tax years 2031 through 2036.  We believe that the carryforward will be utilized before it expires.  We also had an alternative minimum tax credit carryforward of approximately $6.0 million.

At March 31, 2017, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2013 through 2015 remain

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

open to examination by the Internal Revenue Service of the United States.  We file tax returns with various state taxing authorities, which remain open to examination for tax years 2012 through 2015.

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

10.COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2017, we had estimated commitments of approximately: (i) $145.5 million to finish drilling and completing wells and various other infrastructure projects in progress and (ii) $11.4 million to finish gathering system construction in progress.

At March 31, 2017, we had firm sales contracts to deliver approximately 64.4 Bcf of natural gas over the next 19 months.  If we do not deliver this gas, our estimated financial commitment, calculated using the April 2017 index price, would be approximately $169.4 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next nine years.  If  we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2017, would be approximately $242.4 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines.  If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2017, would be approximately $7.4 million.  Of this total, we have accrued a liability of $2.1 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

As of March 31, 2017, we have various firm transportation agreements for pipeline capacity with end dates ranging from 2017 - 2025 under which we will have to pay an estimated $41.4 million over the remaining terms of the agreements.

We have various future commitments for office space under operating lease arrangements totaling approximately $94.3 million at March 31, 2017.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

We have various litigation matters related to the ordinary course of our business.  We assess the probability of estimable amounts related to these matters in accordance with guidance established by the FASB and adjust our accruals accordingly.  Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

CIMAREX ENERGY CO.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

11.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest expense (net of capitalized amounts of $303 and $140, respectively)	$657	$454
Income taxes	$2	$11
Cash received for income tax refunds	$21	$25

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cimarex is an independent oil and gas exploration and production company.  Our operations are entirely located in the United States, mainly in Oklahoma, Texas, and New Mexico.  Currently our operations are focused in two main areas: the Permian Basin and the Mid-Continent region.  Our Permian Basin region encompasses west Texas and southeast New Mexico.  Our Mid-Continent region consists of Oklahoma and the Texas Panhandle.

Our principal business objective is to profitably grow proved reserves and production for the long-term benefit of our stockholders through a balanced and abundant drilling inventory.  Our strategy centers on maximizing cash flow from producing properties and profitably reinvesting that cash flow in exploration and development activities.  We consider property acquisitions, dispositions, and occasional mergers to enhance our competitive position.

We believe that detailed technical analysis, operational focus, and a disciplined capital investment process mitigate risk and position us to achieve profitable increases in proved reserves and production.  Our drilling inventory and limited long-term commitments provide the flexibility to respond quickly to industry volatility.

Our investments are generally funded with cash flow provided by operating activities together with cash on hand, bank borrowings, sales of non-strategic assets, and occasional public financing based on our monitoring of capital markets and our balance sheet.  Conservative use of leverage has long been a part of our financial strategy.  We believe that maintaining a strong balance sheet mitigates financial risk and enables us to withstand fluctuations in commodity prices.

Market Conditions

The oil and gas industry is cyclical and commodity prices can be volatile.  Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, inventory storage levels, weather conditions, and other factors.

Oil prices have improved from early 2016; however, they continue to be unstable due to growing U.S. supply, large inventory balances, and concern over demand.  Further, local market prices for oil and gas can be impacted by pipeline capacity constraints limiting takeaway and increasing basis differentials.  The Permian Basin and Mid-Continent region natural gas production growth has resulted in higher differentials and if pipeline constraints remain, higher differentials will persist or potentially worsen.    Our revenue, profitability, and future growth are highly dependent on the prices we receive for our oil and natural gas production.  See Revenues below for further information regarding our realized commodity prices.

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

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2016, for a discussion of risk factors that affect our business, financial condition, and results of operations.  Also see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016:

•	Production increased 9% to 1,063.1 MMcfe per day.
•	Oil production increased 13% to 52,181 barrels per day, gas volumes increased 3% to 487.2 MMcf per day, and NGL volumes increased 18% to 43,804 barrels per day.
•	Production revenues rose 87% to $436.4 million.
•	Cash flow provided by operating activities increased 192% to $249.5 million.
•	Net income was $131.0 million, or $1.38 per diluted share, for the first three months of 2017, as compared to a net loss of $231.5 million, or $(2.49) per share, for the first three months of 2016.
•

In response to improved commodity prices, we increased our exploration and development expenditures to $228.5 million for the first three months of 2017 as compared to $147.0 million for the comparable 2016 period.

•

Total debt at both March 31, 2017 and 2016 consisted of $1.5 billion of senior notes, with $750 million maturing in 2022 and $750 million maturing in 2024.  In April 2017, we completed a tender offer for some of our 2022 notes and in May 2017, we will redeem the remaining 2022 notes outstanding.  In April 2017, we issued $750 million in senior notes due 2027.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Revenues

Almost all our revenues are derived from sales of our oil, natural gas, and NGL production.  Increases or decreases in our revenue, profitability, and future production growth are highly dependent on the commodity prices we receive.  Prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors.

Both commodity prices and production volumes have improved during the first quarter of 2017 as compared to the first quarter of 2016, contributing to the increase in earnings.  As shown in the table below, our first quarter 2017 production revenue increased by $202.9 million, or 87%, as compared to the first quarter of 2016, primarily due to the increase in realized prices, but also due to the increase in volumes.

	Three Months Ended		Change
Production Revenue	March 31,		Between	Price/Volume Change
(in thousands)	2017	2016	2017 / 2016	Price	Volume	Total
Oil sales	$224,066	$117,573	91%	$92,464	$14,029	$106,493
Gas sales	131,945	82,608	60%	47,797	1,540	49,337
NGL sales	80,426	33,352	141%	41,628	5,446	47,074
	$436,437	$233,533	87%	$181,889	$21,015	$202,904

Oil sales accounted for 51% of our total production revenue for the first three months of 2017, while gas and NGL sales accounted for 30% and 19%, respectively.  A ±$1.00 per barrel change in our realized oil price would have resulted in a ±$4.7 million change in revenues.  A ±$0.10 per Mcf change in our realized gas price would have resulted in a ±$4.4 million change in revenues.  A ±$1.00 per barrel change in our realized NGL price would have resulted in a ±$3.9 million change in revenues.

The table below presents our production volumes by commodity, average realized commodity prices, and certain major U.S. index prices. The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent region oil production is typically tied to the WTI Cushing benchmark price.  Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended		Change
	March 31,		Between
	2017	2016	2017 / 2016
Total oil volume — MBbls	4,696	4,196	12%
Oil volume — barrels per day	52,181	46,110	13%
Oil percentage of total production	29%	28%
Average realized oil price — per barrel	$47.71	$28.02	70%
Average WTI Midland price — per barrel	$51.68	$34.24	51%
Average WTI Cushing price — per barrel	$51.04	$33.45	53%

Total gas volume — MMcf	43,850	43,034	2%
Gas volume — MMcf per day	487.2	472.9	3%
Gas percentage of total production	46%	49%
Average realized gas price — per Mcf	$3.01	$1.92	57%
Average Henry Hub price — per Mcf	$3.32	$2.09	59%

Total NGL volume — MBbls	3,942	3,391	16%
NGL volume — barrels per day	43,804	37,263	18%
NGL percentage of total production	25%	23%
Average realized NGL price — per barrel	$20.40	$9.84	107%

Total production — MMcfe	95,682	88,555	8%
Total production — MMcfe per day	1,063.1	973.1	9%

The table below reflects our regional production volumes.

	Three Months Ended
	March 31,
	2017	2016
Oil (Bbls per day)
Permian Basin	41,039	36,549
Mid-Continent	11,053	9,253
Other	89	308
	52,181	46,110
Gas (MMcf per day)
Permian Basin	200.9	173.6
Mid-Continent	285.0	298.4
Other	1.3	0.9
	487.2	472.9
NGL (Bbls per day)
Permian Basin	21,624	14,059
Mid-Continent	22,151	23,148
Other	29	56
	43,804	37,263
Total (MMcfe per day)
Permian Basin	576.8	477.3
Mid-Continent	484.2	492.8
Other	2.1	3.0
	1,063.1	973.1

During each of the first quarters of 2017 and 2016, approximately 79% of our oil production was in the Permian Basin.  Permian Basin first quarter 2017 production grew 21% over the first quarter of 2016, primarily due to increased drilling and completion activity.

Other revenues

We sometimes transport, process, and market third-party gas that is associated with our equity gas.  The table below reflects income from third-party gas gathering and processing and our net marketing margin (revenues less purchases) for marketing third-party gas.  We market and sell natural gas for working interest owners under short-term sales and supply agreements and may earn a fee for such services.

	Three Months Ended
	March 31,
	2017	2016
Gas Gathering and Marketing (in thousands):
Gas gathering and other revenues	$10,625	$7,241
Gas marketing revenues, net of related costs	$114	$(174)

Fluctuations in revenues from gas gathering and gas marketing activities are a function of increases and decreases in volumes, commodity prices, and gathering rate charges.

Operating Costs and Expenses

Costs associated with producing oil and natural gas are substantial.  Some of these costs vary with commodity prices, some trend with the type and volume of production, others are a function of the number of wells we own, and some depend on the prices charged by service companies.

Total operating costs and expenses for the three months ended March 31, 2017 were lower by 62% compared to the three months ended March 31, 2016.  The primary reasons for the decrease are: (i) the $318.8 million ($202.6 million, net of tax) ceiling test impairment recorded in the 2016 period, (ii) increased net gains on derivative instruments in 2017, and (iii) the reduction in depletion, depreciation, and amortization (“DD&A”) expense in 2017 due to three quarters of ceiling test impairments recorded in 2016.

	Three Months Ended		Variance
	March 31,		Between	Per Mcfe
	2017	2016	2017 / 2016	2017	2016
Operating Costs and Expenses (in thousands, except per Mcfe):
Impairment of oil and gas properties	$—	$318,786	$(318,786)	N/A	N/A
DD&A	95,816	110,636	(14,820)	$1.00	$1.25
Asset retirement obligation	1,620	2,298	(678)	$0.02	$0.03
Production	62,421	70,702	(8,281)	$0.65	$0.80
Transportation, processing, and other operating	55,023	46,443	8,580	$0.58	$0.52
Gas gathering and other	8,427	8,080	347	$0.09	$0.09
Taxes other than income	21,313	13,839	7,474	$0.22	$0.16
General and administrative	18,034	13,897	4,137	$0.19	$0.16
Stock compensation	6,288	5,528	760	$0.07	$0.06
Gain on derivative instruments, net	(43,861)	(428)	(43,433)	N/A	N/A
Other operating, net	616	90	526	N/A	N/A
	$225,697	$589,871	$(364,174)

Ceiling Test Impairment

We use the full cost method of accounting for our oil and gas operations.  Accounting rules require us to perform a quarterly ceiling test calculation to test our capitalized oil and gas property costs for possible impairment.  If the net capitalized cost of our oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess is charged to expense.  The ceiling limitation is equal to the sum of: (i) the present value discounted at 10% of estimated future net revenues from proved reserves, (ii) the cost of properties not being amortized, and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, less the related income tax effects. Estimated future net revenues are determined by proved reserve quantities and commodity prices net of operating costs and capital expenditures.

We did not recognize a ceiling test impairment in the first quarter of 2017, but we did recognize a ceiling test impairment in the first quarter of 2016 for $318.8 million ($202.6 million, net of tax), which was primarily the result of decreases in the 12-month trailing average prices for oil, natural gas, and NGLs utilized in determining the estimated future net cash flows from proved reserves.  The commodity prices used in the March 31, 2017 ceiling calculation, based on the required trailing 12-month average prices, were $2.73 per Mcf of gas and $47.61 per barrel of oil.  A decline of approximately 17% or more in the value of the ceiling limitation would have resulted in an impairment.  Because the ceiling calculation uses trailing 12-month average commodity prices, the effect of increases and decreases in period-over-period prices can significantly impact the ceiling limitation calculation.  In addition, other factors that impact the ceiling limitation calculation include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures, operating costs, depletion expense, and all related tax effects.  Depending on fluctuations in these factors, including a decline in prices, we may incur full cost ceiling impairments in future quarters.

The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

DD&A

Depletion of our producing properties is computed using the units-of-production method.  The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production.  Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation.  Higher prices generally have the effect of increasing reserves, which reduces depletion expense.  Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense.  The cost of replacing production also impacts our DD&A rate.  In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense.  DD&A is calculated quarterly before the ceiling test impairment calculation.

For the three months ended March 31, 2017, our DD&A expense decreased by $14.8 million, or 13%, as compared to the three months ended March 31, 2016.  The decrease in depletion of our producing properties accounted for $13.9 million of this decrease.  Our depletion rate for the first quarter of 2017 was $0.89 per Mcfe, while it was $1.12 per Mcfe for the first quarter of 2016.  The ceiling test impairments of our oil and gas properties in 2016 resulted in lower DD&A rates in each quarter following an impairment.

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense).   Production expense also includes well workover activity necessary to maintain production from existing wells.  Production expense consists of lease operating expense and workover expense as follows:

	Three Months Ended		Variance
	March 31,		Between	Per Mcfe
Production Expense (in thousands, except per Mcfe)	2017	2016	2017 / 2016	2017	2016
Lease operating expense	$45,535	$55,694	$(10,159)	$0.48	$0.63
Workover expense	16,886	15,008	1,878	0.17	0.17
	$62,421	$70,702	$(8,281)	$0.65	$0.80

Lease operating expense in the first quarter 2017 declined 18% compared to the same quarter of 2016.  Lease operating expense decreased during the first quarter of 2017 as compared to the first quarter of 2016 primarily due to decreased saltwater disposal, rental equipment, and maintenance and equipment costs, as well as due to property divestitures.  We have upgraded existing and built new saltwater disposal facilities and gathering systems in order to reduce our saltwater disposal costs.  Additionally, in 2017 we have had less rental equipment expense including compressor rentals due to adding wells on central compression and, therefore, releasing rented wellhead compressors, downsizing some compressors, and converting some wells from gas lift (compression) to plunger lift.  We have also reduced the usage of roustabout crews in some areas, which has decreased maintenance and equipment costs.

For the three months ended March 31, 2017, workover expenses were 13% higher than for the three months ended March 31, 2016.  During the first quarter of 2017, we had more major well work projects underway than during the first quarter of 2016.  Generally, these costs will fluctuate based on the amount of maintenance and remedial activity planned and/or required during the period.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, together with gas processing costs and costs to transport production to a specified sales point.  Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs.

Transportation, processing, and other operating costs in the first quarter of 2017 were 18% higher compared to the same period of 2016.  This is due to increased production volumes in the first quarter of 2017.  However, increased transportation rates also contributed to the increase in expense, as can be seen by the $0.06 per Mcfe increase in the cost in the first quarter of 2017 as compared to the first quarter of 2016.  The majority of the increase is attributable to our Permian area, where production volumes are up by 21%.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses.  The slight increase from 2016 is primarily due to an increase in product costs.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.  Production taxes make up the majority of this expense for us, with revenue-based production taxes being the largest component of these taxes.  Taxes other than income increased $7.5 million, or 54%, during the first quarter of 2017 as compared to the first quarter of 2016.  This increase is due to the increase in revenue seen between the two periods.  Taxes other than income was 4.9% and 5.9% of production revenues for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the percentage this quarter as compared to the comparable prior year quarter is due to high cost gas well reduced tax rates approved on certain of our Texas wells.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of salaries and related benefits, office rent, legal and consultant fees, systems costs, and other administrative costs incurred in our offices that are not directly associated with exploration, development, or production activities.  Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting.  G&A costs were as follows:

	Three Months Ended		Variance
	March 31,		Between
General and Administrative Expense (in thousands):	2017	2016	2017 / 2016
Gross G&A	$34,090	$30,059	$4,031
Less amounts capitalized to oil and gas properties	(16,056)	(16,162)	106
G&A expense	$18,034	$13,897	$4,137

G&A expense for the first quarter of 2017 was 30% higher than for the same period of 2016.  This increase is primarily due to increased bonus accruals and benefits costs in 2017.  Additionally, lower capitalized expense in 2017 compounded the increase in G&A expense.  The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities.  These increases were partially offset by a decrease in salaries.  During the second quarter of 2016, a voluntary Early Retirement Incentive Program was offered to certain employees, which has caused a decrease in headcount in first quarter of 2017 as compared to the first quarter of 2016.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties.  We have recognized stock-based compensation expense as follows:

	Three Months Ended		Variance
	March 31,		Between
Stock Compensation Expense (in thousands):	2017	2016	2017 / 2016
Restricted stock awards
Performance stock awards	$6,402	$5,694	$708
Service-based stock awards	4,924	4,165	759
	11,326	9,859	1,467
Stock option awards	666	655	11
Total stock compensation cost	11,992	10,514	1,478
Less amounts capitalized to oil and gas properties	(5,704)	(4,986)	(718)
Stock compensation expense	$6,288	$5,528	$760

Expense associated with stock compensation will fluctuate based on the grant-date fair value of awards, the number of awards, and the timing of the awards.  The increase in expense in 2017 as compared to 2016 is primarily due to new performance stock awards granted in December 2016 and service-based stock awards granted in June 2016, partially offset by the vesting of awards subsequent to March 31, 2016 and before March 31, 2017.  Additionally, pursuant to Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting  (“ASU 2016-09”), which we adopted on January 1, 2017, we made an accounting policy election to account for forfeitures in compensation cost when they occur, rather than including an estimate of the number of awards that are expected to vest in our compensation cost.  This also contributed to the increase in stock compensation expense in 2017 as compared to 2016.

ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments within ASU 2016-09 related to the timing of when excess tax benefits and tax benefits on dividends on nonvested equity shares are recognized and accounting for forfeitures were adopted using a modified retrospective method.  In accordance with this method, we recorded a cumulative-effect adjustment relating to those amendments, representing an increase to beginning deferred income tax assets of $33.1 million, a reduction to beginning accumulated deficit of $28.7 million, and an increase to beginning additional paid-in capital of $4.4 million.  The amendments within ASU 2016-09 related to the presentation in the statement of cash flows of excess tax benefits and cash outflows attributable to tax withholdings on the net settlement of equity-classified awards were adopted using a retrospective method.  In accordance with this method, we adjusted the statement of cash flows for the three months ended March 31, 2016 by increasing net cash provided by operating activities by $0.3 million and increasing net cash used by financing activities by $0.3 million.

Gain on Derivative Instruments, Net

Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments.  We have elected not to designate our derivatives as hedging instruments and, therefore, we do not apply hedge accounting treatment to our derivative instruments.  Consequently,  changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating costs and expenses as either a net gain or loss on derivative instruments.  The following table presents the components of Gain on derivative instruments, net for the periods indicated.  See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended
	March 31,
Gain on Derivative Instruments, Net (in thousands):	2017	2016
Change in fair value of derivative instruments, net	$(49,921)	$4,640
Cash payments (receipts) on derivative instruments, net	6,060	(5,068)
Gain on derivative instruments, net	$(43,861)	$(428)

Other (Income) and Expense

	Three Months Ended		Variance
	March 31,		Between
Other Income and Expense (in thousands):	2017	2016	2017 / 2016
Interest expense	$21,052	$20,805	$247
Capitalized interest	(6,641)	(4,904)	(1,737)
Other, net	(2,210)	(1,650)	(560)
	$12,201	$14,251	$(2,050)

The majority of our interest expense relates to interest on our senior unsecured notes and amortization of the related debt issuance costs.  See Long-term Debt below for further information regarding our debt.

We capitalize interest on non-producing leasehold (“NPL”) costs, the in-progress costs of drilling and completing wells, and constructing qualified assets.  Capitalized interest will fluctuate based on the current rate of interest and the amount of costs on which interest is calculated.  During the three months ended March 31, 2017, capitalized interest increased by 35% compared to the same period in 2016.  The increase is due primarily to higher average in-progress costs of drilling and completing wells as well as higher average NPL balances during the first quarter of 2017.  Our capital expenditures have increased from the first quarter of 2016 due to improved commodity prices.  See Capital Expenditures below for further information regarding our capital expenditures.

Components of Other, net consist of miscellaneous income and expense items that will vary from period to period, including gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, interest income, and income and expense associated with other non-operating activities.

Income Tax Expense (Benefit)

The components of our provision for income taxes are as follows:

	Three Months Ended
	March 31,
Income Tax Expense (Benefit) (in thousands):	2017	2016
Current tax benefit	$(6)	$—
Deferred tax expense (benefit)	78,312	(132,063)
	$78,306	$(132,063)
Combined federal and state effective income tax rate	37.4%	36.3%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible expenses.  See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

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

Our liquidity is highly dependent on prices we receive for the oil, natural gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital, and future rate of growth.  See RESULTS OF OPERATIONS—Revenues above for further information and analysis of the impact realized prices have had on our 2017 earnings.

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program.  We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility.  Based on current economic conditions, our 2017 exploration and development expenditures are projected to range from $1.1 – $1.2 billion.  Investments in gathering and processing infrastructure and other fixed assets are expected to approximate an additional $60 million for the year.  See Capital Expenditures below for information regarding our exploration and development (E&D) activities for the three months ended March 31, 2017 and 2016.

We periodically use derivative instruments to mitigate volatility in commodity prices.  At March 31, 2017, we had derivative contracts covering a portion of our 2017 and 2018 production.  Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may hedge up to 50% of our oil and natural gas production on a forward five-quarter basis.  See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

We believe our conservative use of leverage, strong balance sheet, and hedging activities will mitigate our exposure to lower prices.  Cash and cash equivalents at March 31, 2017 were $578.9 million.  At March 31, 2017, our long-term debt consisted of $1.5 billion of senior unsecured notes, with $750 million due in 2022 and $750 million due in 2024.  We had letters of credit outstanding under our credit facility of $2.5 million, leaving an unused borrowing availability of $997.5 million.  In April 2017, we completed a tender offer of some of our 2022 notes and commenced a redemption of the remaining 2022 notes outstanding, which will be completed in May 2017.  In April 2017, we issued $750 million in new senior unsecured notes, which are due in 2027.  See Long-term Debt below for more information regarding our debt.

Our debt to total capitalization ratio at March 31, 2017 was 40%, down from 42% at December 31, 2016.  The debt to total capitalization ratio is calculated by dividing the principal amount of long-term debt by the sum of (i) the principal amount of long-term debt and (ii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet.  At March 31, 2017, the ratio calculation is $1.5 billion ÷ ($1.5 billion + $2.21 billion).  Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions. Additionally, our credit facility includes a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%.

We expect our operating cash flow and other capital resources to be adequate to meet our needs for planned capital expenditures, working capital, debt service, and dividends declared in 2017 and beyond.

Analysis of Cash Flow Changes

The following table presents the totals of the major cash flow classification categories from our Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$249,514	$85,405
Net cash used by investing activities	$(314,977)	$(172,813)
Net cash used by financing activities	$(8,505)	$(15,335)

Net cash provided by operating activities for the first quarter of 2017 was $249.5 million, up $164.1 million or 192% from $85.4 million for the first quarter of 2016.  The $164.1  million increase resulted primarily from a period-

over-period increase in production revenue, which increased due to increased realized commodity prices and production volumes.  This increase was partially offset by net increases in certain operating costs and expenses, increased cash outflows for settlements of derivative instruments, and an increase in our investment in working capital.    See RESULTS OF OPERATIONS above for information regarding the changes in revenue and operating expenses.

Net cash used by investing activities for the first quarter of 2017 was $315.0 million, up $142.2 million or 82% from $172.8 million for the first quarter of 2016.  In 2017, oil and gas expenditures of $311.8 million and other fixed asset capital expenditures of $8.1 million were partially offset by proceeds from asset sales of $4.9 million.  In 2016, oil and gas expenditures of $176.4 million and other fixed asset capital expenditures of $9.5 million were partially offset by proceeds from asset sales of $13.1 million.  In response to improved commodity prices, we have increased our 2017 investment activities over 2016 levels.

Net cash used by financing activities during the first quarter of 2017 was $8.5 million, down $6.8 million or 45% as compared to net cash used by financing activities of $15.3 million for the first quarter of 2016.  The primary component of net cash used by financing activities is the payment of dividends.  We paid an $0.08 per share dividend in the first quarter of 2017 and a $0.16 per share dividend in the first quarter of 2016.

Adjusted Cash Flow from Operations

Adjusted cash flow from operations is a non-GAAP financial measure.  Management uses the non-GAAP financial measure of adjusted cash flow from operations as a means of measuring our ability to fund our capital program and dividends, without fluctuations caused by changes in current assets and liabilities, which are included in the GAAP measure of net cash provided by operating activities.  Management believes this non-GAAP financial measure provides useful information to investors for the same reason, and that it is also used by professional research analysts in providing investment recommendations pertaining to companies in the oil and gas exploration and production industry.    The following table presents adjusted cash flow from operations and a reconciliation to the most directly comparable GAAP financial measure, net cash provided by operating activities.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$249,514	$85,405
Change in operating assets and liabilities	16,320	(3,814)
Adjusted cash flow from operations	$265,834	$81,591

Capital Expenditures

The following table presents capitalized expenditures for oil and gas property acquisitions and exploration and development (“E&D”) activities, as well as sales proceeds for property sales.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Acquisitions:
Proved	$—	$3,324
Unproved	3,033	10,568
Net purchase price adjustments	5	(2,962)
	3,038	10,930
Exploration and development:
Land and seismic	77,185	11,162
Exploration and development	228,467	147,022
	305,652	158,184
Sales proceeds:
Proved	—	(12,500)
Unproved	(4,966)	—
Net purchase price adjustments	65	(471)
	(4,901)	(12,971)
	$303,789	$156,143

Amounts in the table above are presented on an accrual basis.  The Condensed Consolidated Statements of Cash Flows in this report reflect activities on a cash basis, when payments are made or received.

Our 2017 E&D capital investment is expected to approximate $1.1 - $1.2 billion.  Approximately 62% of our 2017 capital investment will be in the Permian Basin with most of the remainder in the Mid-Continent region.

As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success.  We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to continue to fund our capital investment program with cash on hand and cash flow from our operating activities.  Sales of non-core assets and borrowings under our credit facility may also be used to supplement funding of capital expenditures.  The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time-to-time.  See Long-term Debt—Bank Debt below for further information regarding our credit facility.

The following table reflects wells brought on production by region during the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
Gross wells
Permian Basin	25	7
Mid-Continent	45	15
	70	22
Net wells
Permian Basin	16	3
Mid-Continent	10	2
	26	5

As of March 31, 2017, we had 82 gross wells awaiting completion: 14 in the Permian Basin and 68 in the Mid-Continent region.  We also had 12 operated rigs running: six each in the Permian Basin and the Mid-Continent region.

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

Financial Condition

During the first three months of 2017, our total assets increased $156.3 million or 4% to $4.4 billion, compared to $4.2 billion at December 31, 2016. The increase was primarily attributable to net income generated during the quarter.

Total liabilities decreased by $11.7 million or 1% to $2.2 billion at March 31, 2017 compared to $2.2 billion at December 31, 2016.  The decrease is primarily due to decreases in derivative instrument liabilities and accrued exploration and development, partially offset by increases in revenue payable and trade accounts payable.

Stockholders’ equity totaled $2.2 billion at March 31, 2017, up $168.0 million or 8% from $2.0 billion at December 31, 2016.  The increase was mainly attributable to current quarter net income of $131.0 million, as well as the $33.1 million cumulative effect adjustment recorded to retained earnings upon our January 1, 2017 adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting related to the timing of when excess tax benefits and tax benefits on dividends on nonvested equity shares are recognized.  See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding our adoption of ASU 2016-09.

Long-term Debt

Long-term debt at March 31, 2017 and December 31, 2016, consisted of the following:

	March 31, 2017			December 31, 2016
		Unamortized Debt	Long-term		Unamortized Debt	Long-term
(in thousands)	Principal	Issuance Costs	Debt, net	Principal	Issuance Costs	Debt, net
5.875% Senior Notes	$750,000	$(5,381)	$744,619	$750,000	$(5,691)	$744,309
4.375% Senior Notes	750,000	(6,119)	743,881	750,000	(6,370)	743,630
Total long-term debt	$1,500,000	$(11,500)	$1,488,500	$1,500,000	$(12,061)	$1,487,939

At March 31, 2017 and December 31, 2016, we had no bank debt outstanding.

Bank Debt

We have a senior unsecured revolving credit facility (“Credit Facility”) that matures October 16, 2020.  The Credit Facility has aggregate commitments of $1.0 billion, with an option for us to increase aggregate commitments to $1.25 billion at any time.  There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility.  As of March 31, 2017, we had letters of credit outstanding under the Credit Facility of $2.5 million, leaving an unused borrowing availability of $997.5 million.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%.  As of March 31, 2017, we were in compliance with all of the financial and non-financial covenants.

Senior Notes

Each of our senior unsecured notes is governed by an indenture containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2017.  The 5.875% notes are due in 2022 and the 4.375% notes are due in 2024.  Interest on each of the senior notes is payable semiannually.  The effective interest rate on the 5.875% notes and the 4.375% notes, including the amortization of debt issuance costs, is 6.04% and 4.50%, respectively.

On April 3, 2017, we commenced a cash tender offer to purchase any of our 5.875% notes for cash consideration of $1,031.67 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date.  The tender offer expired on April 7, 2017, with $253.5 million aggregate principal amount of the notes validly tendered.  On April 10, 2017, we settled the tendered notes for $268.1 million, including accrued interest.  On April 12, 2017, we delivered a redemption notice pursuant to the terms of the indenture for all 5.875% notes remaining outstanding.  All such notes will be redeemed on May 12, 2017 for $1,029.38 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the redemption date.

On April 10, 2017, we issued $750 million aggregate principal amount of senior unsecured notes due May 15, 2027 at 99.748% of par to yield 3.93% per annum.  We received $743.2 million in net proceeds, after deducting underwriting discounts.  We estimate an additional $1.5 million of offering costs will be deducted from these net proceeds.  The notes bear an interest rate of 3.90% and interest is payable semiannually on May 15 and November 15, with the first payment to be made November 15, 2017.  Along with cash on hand, we used, and intend to use, the proceeds to fund the settlement of the tendered 5.875% notes and the redemption of the 5.875% notes, both as discussed above.

Working Capital Analysis

Our working capital fluctuates primarily as a result of changes in our cash and cash equivalents, increases or decreases in our realized commodity prices and production volumes, changes in our oil and gas well equipment and supplies, and changes in receivables and payables related to our operating and E&D activities.

At March 31, 2017, we had working capital of $441.9 million, a decrease of $5.0 million or 1% compared to working capital of $447.0 million at December 31, 2016.

Working capital decreases consisted primarily of the following:

•	Cash and cash equivalents decreased by $74.0 million.
•	Operations-related accounts payable and accrued liabilities increased by $32.4 million.

Decreases in working capital were partially offset by the following primary increases:

•	Operations-related accounts receivable increased by $44.6 million.
•	Net derivative instrument liabilities decreased by $44.9 million.
•	Accrued liabilities related to our E&D expenditures decreased by $8.9 million.
•	Oil and gas well equipment and supplies increased by $4.1 million.

Cash on hand was used during the quarter, along with cash flow from operations, primarily to fund our capital expenditures.  Accounts receivable are a major component of our working capital and include a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies, and other end-users.  Historically, losses associated with uncollectible receivables have not been significant.  The fair value of derivative instruments fluctuates based on changes in the underlying price indices as compared to the contracted prices.

Dividends

A quarterly cash dividend has been paid to stockholders every quarter since the first quarter of 2006.  In February 2017, an $0.08 per share dividend was declared, which is payable on June 1, 2017 to stockholders of record on May 15, 2017.  Future dividend payments will depend on our level of earnings, financing requirements, and other factors considered relevant by our Board of Directors.  Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend.  Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations.  As of March 31, 2017, our material off-balance sheet arrangements consisted of operating lease agreements, which are customary in the oil and gas industry and are included in the table below.

Contractual Obligations and Material Commitments

At March 31, 2017, we had contractual obligations and material commitments as follows:

	Payments Due by Period
Contractual obligations:		1 Year or	2 - 3	4 - 5	More than
(in thousands)	Total	Less	Years	Years	5 Years
Long-term debt-principal (1)	$1,500,000	$—	$—	$—	$1,500,000
Long-term debt-interest (1)	488,438	106,172	153,750	153,750	74,766
Operating leases	94,305	9,599	21,272	22,040	41,394
Unconditional purchase obligations (2)	42,608	9,053	10,605	8,840	14,110
Derivative liabilities	10,838	10,838	—	—	—
Asset retirement obligation (3)	156,253	11,730	—	(3) —	(3) —	(3)
Other long-term liabilities (4)	34,049	1,500	2,943	2,012	27,594
	$2,326,491	$148,892	$188,570	$186,642	$1,657,864

(1)

The interest payments presented above include the accrued interest payable on our long-term debt as of March 31, 2017 as well as future payments calculated using the long-term debt’s fixed rates and principal amounts outstanding as of March 31, 2017.  See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)	Of the total Unconditional purchase obligations, $41.4 million represents obligations for firm transportation agreements for pipeline capacity.
(3)

We have excluded the presentation of the timing of the cash flows associated with our long-term asset retirement obligations because we cannot make a reasonably reliable estimate of the future period of cash settlement.  The long-term asset retirement obligation is included in the total Asset retirement obligation presented.

(4)

Other long-term liabilities, which are included in the Other liabilities line item on the Condensed Consolidated Balance Sheet, include contractual obligations associated with our employee supplemental savings plan, gas balancing liabilities, and other miscellaneous liabilities.

The following discusses various commercial commitments that we have, which include potential future cash payments if we fail to meet various performance obligations.  These are not reflected in the table above.

At March 31, 2017, we  had estimated commitments of approximately: (i) $145.5 million to finish drilling and completing wells and various other infrastructure projects in progress and (ii) $11.4 million to finish gathering system construction in progress.

At March 31, 2017, we had firm sales contracts to deliver approximately 64.4 Bcf of natural gas over the next 19 months.  If we do not deliver this gas, our estimated financial commitment, calculated using the April 2017 index price, would be approximately $169.4 million.  This commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next nine years.  If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2017, would be approximately $242.4 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines.  If  we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2017, would be approximately $7.4 million.  Of this total, we have accrued a liability of $2.1 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

All of the noted commitments were routine and made in the ordinary course of our business.

Taking into account current commodity prices and anticipated levels of production, we believe that our net cash flow generated from operations and our other capital resources will be adequate to meet future obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies related to oil and gas reserves, full cost accounting, goodwill, contingencies, asset retirement obligations, and income taxes to be critical policies and estimates.  These are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

Recent Accounting Developments

See Note 1 to the Condensed Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements and their anticipated effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in commodity prices and interest rates.  The following disclosures are not meant to be precise indicators of expected future losses but rather indicators of reasonably possible losses.

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production.  The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control.  Pricing for oil, gas, and NGL production has been volatile and unpredictable.  Oil sales accounted for 51% of our total production revenue for the first three months of 2017, while gas and NGL sales accounted for 30% and 19%, respectively.  A ±$1.00 per barrel change in our realized oil price would have resulted in a ±$4.7 million change in revenues.  A ±$0.10 per Mcf change in our realized gas price would have resulted in a ±$4.4 million change in revenues.  A ±$1.00 per barrel change in our realized NGL price would have resulted in a ±$3.9 million change in revenues.

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production.  At March 31, 2017, we had oil and gas collars covering a portion of our 2017 and 2018 production, which were recorded as current and non-current assets and current liabilities.   At March 31, 2017, our oil and gas collars had a gross asset fair value of $8.8 million and a gross liability fair value of $10.8 million.  See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  For the oil contracts described above, a hypothetical $1.00 decrease in the price used to calculate the fair value as of March 31, 2017 would result in a decrease of $3.8 million to the net fair value liability of the derivatives and a hypothetical $1.00  increase in the price used to calculate the fair value as of March 31, 2017 would result in an increase of $3.9 million to the net fair value liability of the derivatives.    For the gas contracts described above, a hypothetical $0.10 decrease in the price used to calculate the fair value as of March 31, 2017 would result in a decrease of $4.5 million to the net fair value liability of the derivatives and a hypothetical $0.10 increase in the price used to calculate the fair value as of March 31, 2017 would result in an increase of $4.5 million to the net fair value liability of the derivatives.

Interest Rate Risk

At March 31, 2017, our long-term debt consisted of $750 million in 5.875% senior unsecured notes that will mature on May 1, 2022 and $750 million in 4.375% senior unsecured notes that will mature on June 1, 2024.  All of the 5.875% senior unsecured notes due 2022 will either have been tendered or redeemed on or before May 12, 2017.  We issued $750 million of new senior unsecured notes in April 2017 that will mature on May 15, 2027 and bear an interest rate of 3.90%.  Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal.  See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2017.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

In response to the material weakness related to the full cost ceiling test calculation identified in Management’s Report on Internal Control over Financial Reporting in the company’s Annual Report on Form 10-K/A, the company developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  We implemented our remediation plan during the quarter ended March 31, 2017; however, the material weakness will not be considered remediated until additional review procedures have been operating effectively for an adequate period of time.  Management will consider the status of this remediation effort when assessing the effectiveness of the company’s internal control over financial reporting and disclosure controls and procedures in future reporting periods.

The remediation efforts implemented effective for the quarter ended March 31, 2017 include the following:

•

Enhancement of the control over the preparation and review of the full cost ceiling test calculation to include examining SEC SAB Topic 12 to reinforce the understanding of the requirements associated with appropriately performing this calculation, particularly as it relates to the income tax effects in the calculation;

•

Refinement of the spreadsheet template used to prepare the full cost ceiling test calculation to ensure that the appropriate application of accounting for all components of the full cost ceiling test calculation is embedded within the template; and

•

Revision and communication of the accounting controls, policies, and procedures relating to identifying and assessing changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.

PART II

ITEM 1.   LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K/A for the year ended December 31, 2016.  The risks described in the Annual Report on Form 10-K/A for the year ended December 31, 2016 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

ITEM 6.   EXHIBITS

4.1

Indenture dated as of April 10, 2017, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 10, 2017).

4.2

First Supplemental Indenture dated as of April 10, 2017, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on April 10, 2017).

4.3	Form of 3.90% Senior Notes due 2027 (included in Exhibit 4.2).
31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2017

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)