Form 10-Q
period 2018-09-30
CIMAREX ENERGY CO
filed 2018-11-06
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒
The number of shares of Cimarex Energy Co. common stock outstanding as of October 31, 2018 was 95,602,883.

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
These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for our oil and gas production, full cost ceiling test impairments to the carrying values of our oil and gas properties, reductions in the quantity of, and price received for, oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing, weather or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, increased financing costs due to a significant increase in interest rates, availability of financing, and the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting.  In addition, exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties.  There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures.  These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

PART I
ITEM 1. - Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$863,946	$400,534
Accounts receivable, net of allowance:
Trade	112,884	100,356
Oil and gas sales	346,380	344,552
Gas gathering, processing, and marketing	12,159	15,266
Oil and gas well equipment and supplies	55,546	49,722
Derivative instruments	31,176	15,151
Prepaid expenses	4,133	8,518
Other current assets	1,491	1,536
Total current assets	1,427,715	935,635
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	18,047,645	17,513,460
Unproved properties and properties under development, not being amortized	564,982	476,903
	18,612,627	17,990,363
Less—accumulated depreciation, depletion, amortization, and impairment	(15,124,111)	(14,748,833)
Net oil and gas properties	3,488,516	3,241,530
Fixed assets, net of accumulated depreciation of $324,270 and $290,114, respectively	244,125	210,922
Goodwill	620,232	620,232
Derivative instruments	154	2,086
Other assets	37,693	32,234
	$5,818,435	$5,042,639
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$118,104	$68,883
Gas gathering, processing, and marketing	23,322	29,503
Accrued liabilities:
Exploration and development	154,783	115,762
Taxes other than income	35,044	23,687
Other	222,920	212,400
Derivative instruments	97,480	42,066
Revenue payable	193,692	187,273
Total current liabilities	845,345	679,574
Long-term debt:
Principal	1,500,000	1,500,000
Less—unamortized debt issuance costs and discount	(11,853)	(13,080)
Long-term debt, net	1,488,147	1,486,920
Deferred income taxes	244,592	101,618
Asset retirement obligation	151,868	158,421
Derivative instruments	14,076	4,268
Other liabilities	48,585	43,560
Total liabilities	2,792,613	2,474,361
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,602,550 and 95,437,434 shares issued, respectively	956	954
Additional paid-in capital	2,778,203	2,764,384
Retained earnings (accumulated deficit)	243,923	(199,259)
Accumulated other comprehensive income	2,740	2,199
Total stockholders’ equity	3,025,822	2,568,278
	$5,818,435	$5,042,639

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$342,495	$231,441	$1,036,402	$687,960
Gas and NGL sales	240,087	220,898	646,007	646,629
Gas gathering and other	9,244	11,056	32,506	32,416
Gas marketing	(338)	286	(19)	304
	591,488	463,681	1,714,896	1,367,309
Costs and expenses:
Depreciation, depletion, and amortization	136,302	111,396	412,549	315,096
Asset retirement obligation	1,893	1,497	5,006	4,077
Production	76,272	65,410	226,758	190,409
Transportation, processing, and other operating	49,720	58,387	146,818	172,034
Gas gathering and other	10,569	8,856	29,859	25,930
Taxes other than income	28,431	24,314	86,549	63,104
General and administrative	21,148	21,039	64,208	58,835
Stock compensation	6,437	7,038	16,262	19,619
Loss (gain) on derivative instruments, net	54,006	16,109	71,546	(50,261)
Other operating expense, net	10,015	95	15,470	977
	394,793	314,141	1,075,025	799,820
Operating income	196,695	149,540	639,871	567,489
Other (income) and expense:
Interest expense	17,159	16,838	50,837	57,985
Capitalized interest	(5,457)	(5,373)	(15,117)	(17,456)
Loss on early extinguishment of debt	—	—	—	28,169
Other, net	(7,544)	(4,563)	(14,716)	(9,004)
Income before income tax	192,537	142,638	618,867	507,795
Income tax expense	44,183	51,239	143,198	188,162
Net income	$148,354	$91,399	$475,669	$319,633

Earnings per share to common stockholders:
Basic	$1.56	$0.96	$5.00	$3.36
Diluted	$1.56	$0.96	$5.00	$3.36

Dividends declared per share	$0.18	$0.08	$0.50	$0.24

Comprehensive income:
Net income	$148,354	$91,399	$475,669	$319,633
Other comprehensive income:
Change in fair value of investments, net of tax of $159, $134, $160, and $494, respectively	539	234	541	860
Total comprehensive income	$148,893	$91,633	$476,210	$320,493

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$475,669	$319,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	412,549	315,096
Asset retirement obligation	5,006	4,077
Deferred income taxes	142,815	188,168
Stock compensation	16,262	19,619
Loss (gain) on derivative instruments, net	71,546	(50,261)
Settlements on derivative instruments	(20,418)	(2,742)
Loss on early extinguishment of debt	—	28,169
Changes in non-current assets and liabilities	(1,244)	2,144
Other, net	3,242	4,630
Changes in operating assets and liabilities:
Accounts receivable	(11,772)	(128,921)
Other current assets	4,421	(19,372)
Accounts payable and other current liabilities	59,737	75,565
Net cash provided by operating activities	1,157,813	755,805
Cash flows from investing activities:
Oil and gas capital expenditures	(1,151,484)	(901,949)
Other capital expenditures	(75,037)	(31,332)
Sales of oil and gas assets	573,367	8,136
Sales of other assets	990	510
Net cash used by investing activities	(652,164)	(924,635)
Cash flows from financing activities:
Borrowings of long-term debt	—	748,110
Repayments of long-term debt	—	(750,000)
Call premium, financing, and underwriting fees	—	(29,194)
Dividends paid	(38,038)	(22,743)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(6,410)	(7,637)
Proceeds from exercise of stock options	2,211	226
Net cash used by financing activities	(42,237)	(61,238)
Net change in cash and cash equivalents	463,412	(230,068)
Cash and cash equivalents at beginning of period	400,534	652,876
Cash and cash equivalents at end of period	$863,946	$422,808

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2017	95,437	$954	$2,764,384	$(199,259)	$2,199	$2,568,278
Dividends paid on stock awards subsequently forfeited	—	—	33	20	—	53
Dividends declared	—	—	(15,250)	(32,507)	—	(47,757)
Net income	—	—	—	475,669	—	475,669
Unrealized change in fair value of investments, net of tax	—	—	—	—	541	541
Issuance of restricted stock awards	289	3	(3)	—	—	—
Common stock reacquired and retired	(64)	—	(6,410)	—	—	(6,410)
Restricted stock forfeited and retired	(92)	(1)	1	—	—	—
Exercise of stock options	33	—	2,211	—	—	2,211
Stock-based compensation	—	—	33,237	—	—	33,237
Balance, September 30, 2018	95,603	$956	$2,778,203	$243,923	$2,740	$3,025,822

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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
We did not recognize a ceiling test impairment during the nine months ended September 30, 2018 and 2017 because the net capitalized cost of our oil and gas properties, as adjusted for income taxes, did not exceed the ceiling limitation. If pricing conditions deteriorate, including the further widening of local market basis differentials, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling test impairments in future quarters. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any impairment of oil and gas properties is not reversible at a later date.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Revenue Recognition
Oil, Gas, and NGL Sales
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach, which we applied to contracts that were not completed as of that date. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. Application of ASC 606 has no impact on our net income or cash flows from operations; however, certain costs classified as Transportation, processing, and other operating in the statement of operations under prior accounting standards are now reflected as deductions from revenue under ASC 606. The following tables present the impact on our Oil sales, Gas sales, and NGL sales and on our Transportation, processing, and other operating costs from the application of ASC 606 in the current reporting period:

	Three Months Ended September 30,
	2018			2017
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported
Oil sales	$342,495	$—	$342,495	$231,441
Gas sales	98,321	(3,888)	94,433	125,707
NGL sales	151,648	(5,994)	145,654	95,191
Total oil, gas, and NGL sales	$592,464	$(9,882)	$582,582	$452,339

Transportation, processing, and other operating costs	$59,602	$(9,882)	$49,720	$58,387

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported
Oil sales	$1,036,402	$—	$1,036,402	$687,960
Gas sales	295,725	(10,784)	284,941	390,126
NGL sales	382,387	(21,321)	361,066	256,503
Total oil, gas, and NGL sales	$1,714,514	$(32,105)	$1,682,409	$1,334,589

Transportation, processing, and other operating costs	$178,923	$(32,105)	$146,818	$172,034
Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of September 30, 2018, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

2.	LONG-TERM DEBT
Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Senior Notes	$750,000	$(4,671)	$745,329	$750,000	$(5,383)	$744,617
3.90% Senior Notes	750,000	(7,182)	742,818	750,000	(7,697)	742,303
Total long-term debt	$1,500,000	$(11,853)	$1,488,147	$1,500,000	$(13,080)	$1,486,920
________________________________________

(1)
At September 30, 2018, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.5 million and $1.7 million, respectively. At December 31, 2017, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.9 million and $1.8 million, respectively. The 4.375% notes were issued at par.

Bank Debt
We have a senior unsecured revolving credit facility (“Credit Facility”) that matures October 16, 2020. The Credit Facility has aggregate commitments of $1.0 billion, with an option for us to increase the aggregate commitments to $1.25 billion at any time. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of September 30, 2018, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $997.5 million.
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
The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of September 30, 2018, we were in compliance with all of the financial covenants.
At September 30, 2018 and December 31, 2017, we had $2.4 million and $3.4 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.
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
Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of September 30, 2018.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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
As of September 30, 2018, we have entered into oil and gas collars and oil basis swaps. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. The following tables summarize our outstanding derivative contracts as of September 30, 2018:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018:
WTI (1)
Volume (Bbls)	—	—	—	3,404,000	3,404,000
Weighted Avg Price - Floor	$—	$—	$—	$52.97	$52.97
Weighted Avg Price - Ceiling	$—	$—	$—	$64.79	$64.79
2019:
WTI (1)
Volume (Bbls)	2,790,000	2,821,000	2,208,000	1,472,000	9,291,000
Weighted Avg Price - Floor	$53.94	$53.94	$55.67	$58.50	$55.07
Weighted Avg Price - Ceiling	$66.88	$66.88	$70.03	$71.94	$68.43
2020:
WTI (1)
Volume (Bbls)	728,000	—	—	—	728,000
Weighted Avg Price - Floor	$60.00	$—	$—	$—	$60.00
Weighted Avg Price - Ceiling	$75.85	$—	$—	$—	$75.85
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018:
PEPL (1)
Volume (MMBtu)	—	—	—	10,120,000	10,120,000
Weighted Avg Price - Floor	$—	$—	$—	$2.10	$2.10
Weighted Avg Price - Ceiling	$—	$—	$—	$2.42	$2.42
Perm EP (2)
Volume (MMBtu)	—	—	—	7,360,000	7,360,000
Weighted Avg Price - Floor	$—	$—	$—	$1.81	$1.81
Weighted Avg Price - Ceiling	$—	$—	$—	$2.03	$2.03
Waha (3)
Volume (MMBtu)	—	—	—	1,840,000	1,840,000
Weighted Avg Price - Floor	$—	$—	$—	$1.38	$1.38
Weighted Avg Price - Ceiling	$—	$—	$—	$1.66	$1.66
2019:
PEPL (1)
Volume (MMBtu)	9,000,000	9,100,000	6,440,000	3,680,000	28,220,000
Weighted Avg Price - Floor	$2.06	$2.06	$1.91	$1.90	$2.01
Weighted Avg Price - Ceiling	$2.39	$2.39	$2.27	$2.35	$2.36
Perm EP (2)
Volume (MMBtu)	6,300,000	6,370,000	4,600,000	1,840,000	19,110,000
Weighted Avg Price - Floor	$1.73	$1.73	$1.50	$1.35	$1.64
Weighted Avg Price - Ceiling	$1.95	$1.95	$1.74	$1.55	$1.86
Waha (3)
Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
Weighted Avg Price - Floor	$1.38	$1.38	$1.38	$1.38	$1.38
Weighted Avg Price - Ceiling	$1.66	$1.66	$1.66	$1.66	$1.66
2020:
PEPL (1)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.90	$—	$—	$—	$1.90
Weighted Avg Price - Ceiling	$2.38	$—	$—	$—	$2.38
Waha (3)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.40	$—	$—	$—	$1.40
Weighted Avg Price - Ceiling	$1.76	$—	$—	$—	$1.76
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018:
WTI Midland (1)
Volume (Bbls)	—	—	—	2,668,000	2,668,000
Weighted Avg Differential (2)	$—	$—	$—	$(5.01)	$(5.01)
2019:
WTI Midland (1)
Volume (Bbls)	2,610,000	2,639,000	2,208,000	1,472,000	8,929,000
Weighted Avg Differential (2)	$(5.46)	$(5.46)	$(6.50)	$(7.79)	$(6.10)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX less the weighted average differential shown in the table.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The following tables summarize our derivative contracts entered into subsequent to September 30, 2018 through November 5, 2018:

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018:
PEPL (1)
Volume (MMBtu)	—	—	—	1,220,000	1,220,000
Weighted Avg Price - Floor	$—	$—	$—	$2.00	$2.00
Weighted Avg Price - Ceiling	$—	$—	$—	$2.58	$2.58
Perm EP (2)
Volume (MMBtu)	—	—	—	610,000	610,000
Weighted Avg Price - Floor	$—	$—	$—	$1.40	$1.40
Weighted Avg Price - Ceiling	$—	$—	$—	$1.70	$1.70
Waha (3)
Volume (MMBtu)	—	—	—	610,000	610,000
Weighted Avg Price - Floor	$—	$—	$—	$1.40	$1.40
Weighted Avg Price - Ceiling	$—	$—	$—	$1.70	$1.70
2019:
PEPL (1)
Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
Weighted Avg Price - Floor	$2.00	$2.00	$2.00	$2.00	$2.00
Weighted Avg Price - Ceiling	$2.58	$2.58	$2.58	$2.58	$2.58
Perm EP (2)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.40	$1.40	$1.40	$1.40	$1.40
Weighted Avg Price - Ceiling	$1.70	$1.70	$1.70	$1.70	$1.70
Waha (3)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.40	$1.40	$1.40	$1.40	$1.40
Weighted Avg Price - Ceiling	$1.70	$1.70	$1.70	$1.70	$1.70
2020:
PEPL (1)
Volume (MMBtu)	1,820,000	—	—	—	1,820,000
Weighted Avg Price - Floor	$2.00	$—	$—	$—	$2.00
Weighted Avg Price - Ceiling	$2.58	$—	$—	$—	$2.58
Perm EP (2)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.40	$—	$—	$—	$1.40
Weighted Avg Price - Ceiling	$1.70	$—	$—	$—	$1.70
Waha (3)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.40	$—	$—	$—	$1.40
Weighted Avg Price - Ceiling	$1.70	$—	$—	$—	$1.70
_______________________________________

(1)	The index price for these collars is PEPL as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is Perm EP as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI Midland (1)
Volume (Bbls)	637,000	637,000	—	—	1,274,000
Weighted Avg Differential (2)	$(0.40)	$(0.40)	$—	$—	$(0.40)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX less the weighted average differential shown in the table.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$6,378	$1,156	$9,155	$(26,783)
Oil contracts	47,129	17,929	41,973	(26,220)
	53,507	19,085	51,128	(53,003)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(3,462)	(2,067)	(18,499)	(931)
Oil contracts	3,961	(909)	38,917	3,673
	499	(2,976)	20,418	2,742
Loss (gain) on derivative instruments, net	$54,006	$16,109	$71,546	$(50,261)
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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The following tables present the amounts and classifications of our derivative assets and liabilities as of September 30, 2018 and December 31, 2017, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		September 30, 2018
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$20,127	$—
Gas contracts	Current assets — Derivative instruments	11,049	—
Oil contracts	Non-current assets — Derivative instruments	154	—
Oil contracts	Current liabilities — Derivative instruments	—	96,240
Gas contracts	Current liabilities — Derivative instruments	—	1,240
Oil contracts	Non-current liabilities — Derivative instruments	—	12,348
Gas contracts	Non-current liabilities — Derivative instruments	—	1,728
Total gross amounts presented in the balance sheet		31,330	111,556
Less: gross amounts not offset in the balance sheet		(31,330)	(31,330)
Net amount		$—	$80,226

		December 31, 2017
(in thousands)	Balance Sheet Location	Asset	Liability
Gas contracts	Current assets — Derivative instruments	$15,151	$—
Gas contracts	Non-current assets — Derivative instruments	2,086	—
Oil contracts	Current liabilities — Derivative instruments	—	42,066
Oil contracts	Non-current liabilities — Derivative instruments	—	4,268
Total gross amounts presented in the balance sheet		17,237	46,334
Less: gross amounts not offset in the balance sheet		(17,237)	(17,237)
Net amount		$—	$29,097
We are exposed to financial risks associated with our derivative contracts from non-performance by our counterparties. We mitigate our exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member of our bank credit facility. Our member banks do not require us to post collateral for our derivative liability positions, nor do we require our counterparties to post collateral for our benefit. In the future we may enter into derivative instruments with counterparties outside our bank group to obtain competitive terms and to spread counterparty risk.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The following table provides fair value measurement information for certain assets and liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(756,915)	$(750,000)	$(797,010)
3.90% Notes due 2027	$(750,000)	$(716,318)	$(750,000)	$(767,813)
Derivative instruments — assets	$31,330	$31,330	$17,237	$17,237
Derivative instruments — liabilities	$(111,556)	$(111,556)	$(46,334)	$(46,334)
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
Other Financial Instruments
The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at September 30, 2018 were accrued operating expenses of approximately $69.7 million. Included in “Accrued liabilities — Other” at December 31, 2017 were: (i) accrued operating expenses of approximately $61.3 million and (ii) accrued general and administrative, primarily payroll-related, costs of approximately $54.6 million.
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
We routinely assess the recoverability of all material accounts receivable to determine their collectability. We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $2.7 million and $2.2 million, respectively.

5.	CAPITAL STOCK
Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At September 30, 2018, there were 95.6 million shares of common stock and no shares of preferred stock outstanding.
Dividends
In August 2018, our Board of Directors declared a cash dividend of $0.18 per share. The dividend is payable on or before November 30, 2018 to stockholders of record on November 15, 2018. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. During 2018, the $15.3 million dividend declared during the first quarter was recorded as a reduction of additional paid-in capital, while the $15.3 million and the $17.2 million dividends declared during the second and third quarters, respectively, were recorded as a reduction of retained earnings.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

6.	STOCK-BASED COMPENSATION
We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Restricted stock awards:
Performance stock awards	$6,364	$6,508	$16,902	$19,348
Service-based stock awards	5,244	5,317	14,563	14,449
	11,608	11,825	31,465	33,797
Stock option awards	571	698	1,825	1,943
Total stock compensation cost	12,179	12,523	33,290	35,740
Less amounts capitalized to oil and gas properties	(5,742)	(5,485)	(17,028)	(16,121)
Stock compensation expense	$6,437	$7,038	$16,262	$19,619
Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards. The decrease in total stock compensation cost in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to performance stock award forfeitures during the second quarter 2018. Our accounting policy is to account for forfeitures in compensation cost when they occur.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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
The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2018:

(in thousands)	Nine Months Ended September 30, 2018
Asset retirement obligation at January 1, 2018	$169,469
Liabilities incurred	7,157
Liability settlements and disposals	(19,769)
Accretion expense	5,540
Revisions of estimated liabilities	1,055
Asset retirement obligation at September 30, 2018	163,452
Less current obligation	(11,584)
Long-term asset retirement obligation	$151,868
For the nine months ended September 30, 2018, liability settlements and disposals included disposals of $13.7 million.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

8.	EARNINGS PER SHARE
The calculations of basic and diluted net earnings per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended September 30,
	2018			2017
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$148,354			$91,399
Less: net income attributable to participating securities	(2,069)			(1,572)
Basic earnings per share
Income available to common stockholders	146,285	93,845	$1.56	89,827	93,501	$0.96
Effects of dilutive securities
Options (1)	—	22		—	30
Diluted earnings per share
Income available to common stockholders and assumed conversions	$146,285	93,867	$1.56	$89,827	93,531	$0.96

	Nine Months Ended September 30,
	2018			2017
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$475,669			$319,633
Less: net income attributable to participating securities	(6,610)			(5,478)
Basic earnings per share
Income available to common stockholders	469,059	93,758	$5.00	314,155	93,431	$3.36
Effects of dilutive securities
Options (1)	2	30		2	34
Diluted earnings per share
Income available to common stockholders and assumed conversions	$469,061	93,788	$5.00	$314,157	93,465	$3.36
________________________________________

(1)
Inclusion of certain shares would have an anti-dilutive effect; therefore, 378.1 thousand and 387.7 thousand shares were excluded from the calculations for the three and nine months ended September 30, 2018, respectively, and 298.7 thousand and 302.9 thousand shares were excluded from the calculations for the three and nine months ended September 30, 2017, respectively.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

9.	INCOME TAXES
The components of our provision for income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Current tax expense (benefit)	$1,100	$—	$383	$(6)
Deferred tax expense	43,083	51,239	142,815	188,168
	$44,183	$51,239	$143,198	$188,162
Combined federal and state effective income tax rate	22.9%	35.9%	23.1%	37.1%
At December 31, 2017, we had a U.S. net tax operating loss carryforward of approximately $1,377.7 million, which will expire in tax years 2031 through 2037. We believe that the carryforward will be utilized before it expires. We also had an alternative minimum tax credit carryforward of approximately $3.0 million and other credits of $0.9 million.
At September 30, 2018, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2014 through 2017.
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
Commitments
At September 30, 2018, we had estimated commitments of approximately: (i) $263.3 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $13.1 million to finish gathering system construction in progress.
At September 30, 2018, we had firm sales contracts to deliver approximately 339.0 Bcf of gas over the next 6.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using the October 2018 index price, would be approximately $598.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
In connection with gas gathering and processing agreements, we have volume commitments over the next 9.3 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2018, would be approximately $345.2 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2018, would be approximately $12.3 million. Of this total, we have accrued a liability of $2.5 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.
At September 30, 2018, we have various firm transportation agreements for gas pipeline capacity with end dates ranging from 2019 - 2025 under which we will have to pay an estimated $30.0 million over the remaining terms of the agreements. These agreements were entered into to support our residue gas marketing efforts, and we believe we have sufficient reserves that will utilize this firm transportation.
At September 30, 2018, we have various future commitments under operating lease arrangements for commercial real estate, consisting primarily of office space, and compressor equipment. The commitments under the commercial real estate operating leases, which have lease terms expiring within the next 7.9 years, total approximately $78.3 million. The commitments under the compressor equipment operating leases, which have lease terms expiring within the next 1 - 36 months, total approximately $25.6 million.
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

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cash paid during the period for:
Interest expense (net of capitalized amounts of $407, $477, $9,796, and $12,439, respectively)	$—	$109	$23,343	$28,881
Income taxes	$—	$—	$—	$3
Cash received for income tax refunds	$—	$—	$718	$21

12.	RELATED PARTY TRANSACTIONS
Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $17.0 million and $57.0 million related to these services during the three and nine months ended September 30, 2018, respectively, and $15.4 million and $36.6 million during the three and nine months ended September 30, 2017, respectively. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

13.	PROPERTY SALES
On August 31, 2018, we closed on the sale of oil and gas properties principally located in Ward County, Texas for a sales price of $544.5 million, as adjusted to reflect the resolution of all asserted defects. As of September 30, 2018, we have received $534.6 million in net cash proceeds as adjusted for customary closing adjustments to reflect an effective date of April 1, 2018 and transaction costs. Final settlement, which will reflect customary post-closing adjustments, will occur by the end of first quarter 2019. It was determined that this disposition would not significantly alter the relationship between capitalized costs and proved reserves, therefore, in accordance with the full cost method of accounting, no gain or loss was recognized on this sale. This sale is part of our continuous portfolio optimization and high-grading of our investment opportunities.

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
During the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, market prices for oil have improved, while market prices for gas have declined. For the 2018 period, average NYMEX oil and gas prices were $66.75 per barrel and $2.90 per Mcf, respectively, representing an increase of 35% and a decrease of 9%, respectively, from the average NYMEX oil and gas prices for the 2017 period. However, local market prices for oil and gas can be impacted by pipeline capacity constraints limiting takeaway and increasing basis differentials. Gas production growth and pipeline constraints in the Permian Basin and Mid-Continent region and oil production growth and pipeline constraints in the Permian Basin have resulted in higher basis differentials and, therefore, lower realized prices. The average prices per barrel of oil and Mcf of gas that we realized were less than the WTI Cushing and Henry Hub indices by the amounts shown in the table below for the periods indicated.

	Average Price Differentials
	Third Quarter 2018	Second Quarter 2018	First Quarter 2018	Third Quarter 2017
Permian Basin oil	$14.34	$8.05	$3.12	$4.06
Mid-Continent oil	$1.08	$2.18	$2.34	$2.99
Permian Basin gas	$1.25	$1.31	$0.78	$0.29
Mid-Continent gas	$0.94	$1.03	$0.70	$0.38
Pipeline expansion projects in the Permian Basin are expected to ease capacity constraints as they come online over the next few years, which is reflected in the current futures markets that show narrowing differentials. However, if pipeline constraints remain, higher differentials will persist or potentially worsen. Our revenue, profitability, and future growth are highly dependent on the prices we receive for our oil and gas production. See RESULTS OF OPERATIONS Revenues below for further information regarding our realized commodity prices.

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.
Summary of Operating and Financial Results for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017:

•	Total production volumes increased 13% to 212.1 MBOE per day.

•	Oil volumes increased 14% to 63.6 MBbls per day.

•	Gas volumes increased 7% to 544.4 MMcf per day.

•	NGL volumes increased 23% to 57.7 MBbls per day.

•	Total production revenue increased 26% to $1.68 billion.

•	Cash flow provided by operating activities increased 53% to $1.16 billion.

•	Exploration and development expenditures increased 27% to $1.19 billion.

•
Net income was $475.7 million, or $5.00 per diluted share, for the first nine months of 2018, as compared to net income of $319.6 million, or $3.36 per diluted share, for the first nine months of 2017.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2018 vs. Three and Nine Months Ended September 30, 2017
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach, which we applied to contracts that were not completed as of that date. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. Application of ASC 606 has no impact on our net income or cash flows from operations; however, certain costs classified as Transportation, processing, and other operating in the statement of operations under prior accounting standards are now reflected as deductions from revenue under ASC 606. The following tables present the impact on our Oil sales, Gas sales, and NGL sales and on our Transportation, processing, and other operating costs from the application of ASC 606 in the current reporting period:

	Three Months Ended September 30,
	2018			2017
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported
Oil sales	$342,495	$—	$342,495	$231,441
Gas sales	98,321	(3,888)	94,433	125,707
NGL sales	151,648	(5,994)	145,654	95,191
Total oil, gas, and NGL sales	$592,464	$(9,882)	$582,582	$452,339

Transportation, processing, and other operating costs	$59,602	$(9,882)	$49,720	$58,387

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported
Oil sales	$1,036,402	$—	$1,036,402	$687,960
Gas sales	295,725	(10,784)	284,941	390,126
NGL sales	382,387	(21,321)	361,066	256,503
Total oil, gas, and NGL sales	$1,714,514	$(32,105)	$1,682,409	$1,334,589

Transportation, processing, and other operating costs	$178,923	$(32,105)	$146,818	$172,034
Revenues
Almost all of our revenues are derived from sales of our oil, gas, and NGL production.  Increases or decreases in our revenues, profitability, and future production growth are highly dependent on the commodity prices we receive.  Prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, availability of transportation, seasonality, geopolitical, and economic factors. See QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for more information regarding the sensitivity of our revenues to price fluctuations.
Production volumes were higher for all products during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Realized oil and NGL prices also were higher, while realized gas prices were lower. Our revenue increased 29%, or $130.2 million, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased 26%, or $347.8 million, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The following tables show our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended September 30,		Variance Between 2018 / 2017		Price/Volume Variance
Production Revenue (in thousands)	2018	2017			Price	Volume	Total
Oil sales	$342,495	$231,441	$111,054	48%	$81,550	$29,504	$111,054
Gas sales	94,433	125,707	(31,274)	(25)%	(41,639)	10,365	(31,274)
NGL sales	145,654	95,191	50,463	53%	23,164	27,299	50,463
	$582,582	$452,339	$130,243	29%	$63,075	$67,168	$130,243

	Nine Months Ended September 30,		Variance Between 2018 / 2017		Price/Volume Variance
Production Revenue (in thousands)	2018	2017			Price	Volume	Total
Oil sales	$1,036,402	$687,960	$348,442	51%	$249,448	$98,994	$348,442
Gas sales	284,941	390,126	(105,185)	(27)%	(133,762)	28,577	(105,185)
NGL sales	361,066	256,503	104,563	41%	44,615	59,948	104,563
	$1,682,409	$1,334,589	$347,820	26%	$160,301	$187,519	$347,820

The table below presents our production volumes by region.

	Three Months Ended September 30,		Nine Months Ended September 30,
Production Volumes	2018	2017	2018	2017
Oil (Bbls per day)
Permian Basin	49,001	43,735	49,211	43,544
Mid-Continent	14,755	12,846	14,149	11,937
Other	153	106	226	115
	63,909	56,687	63,586	55,596
Gas (MMcf per day)
Permian Basin	239.4	217.9	239.3	212.9
Mid-Continent	317.9	296.8	303.6	292.4
Other	1.5	1.2	1.5	1.4
	558.8	515.9	544.4	506.7
NGL (Bbls per day)
Permian Basin	31,919	24,659	29,863	23,771
Mid-Continent	29,603	23,142	27,829	22,999
Other	38	39	56	36
	61,560	47,840	57,748	46,806
Total (BOE per day)
Permian Basin	120,822	104,703	118,952	102,798
Mid-Continent	97,346	85,451	92,569	83,676
Other	427	364	548	384
	218,595	190,518	212,069	186,858
Our total production increased 15%, or 28,077 BOE per day, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 and increased 13%, or 25,211 BOE per day, during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was the result of our ongoing drilling and completion activity throughout 2017 and into 2018. See LIQUIDITY AND CAPITAL RESOURCES Capital Expenditures for information on our capital expenditures.

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During all periods presented, approximately 77% of our oil production was in the Permian Basin. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended September 30,			Variance Between 2018 / 2017	Nine Months Ended September 30,			Variance Between 2018 / 2017
	2018		2017		2018		2017
Oil
Total volume — MBbls	5,880		5,215	13%	17,359		15,178	14%
Total volume — MBbls per day	63.9		56.7	13%	63.6		55.6	14%
Percentage of total production	29%		30%		30%		30%
Average realized price — per barrel	$58.25		$44.38	31%	$59.70		$45.33	32%
Average WTI Midland price — per barrel	$56.89		$47.44	20%	$60.97		$49.14	24%
Average WTI Cushing price — per barrel	$69.50		$48.20	44%	$66.75		$49.46	35%

Gas
Total volume — MMcf	51,406		47,467	8%	148,625		138,338	7%
Total volume — MMcf per day	558.8		515.9	8%	544.4		506.7	7%
Percentage of total production	43%		45%		43%		45%
Average realized price — per Mcf	$1.84	(1)	$2.65	(31)%	$1.92	(1)	$2.82	(32)%
Average Henry Hub price — per Mcf	$2.91		$2.99	(3)%	$2.90		$3.17	(9)%

NGL
Total volume — MBbls	5,663		4,401	29%	15,765		12,778	23%
Total volume — MBbls per day	61.6		47.8	29%	57.7		46.8	23%
Percentage of total production	28%		25%		27%		25%
Average realized price — per barrel	$25.72	(2)	$21.63	19%	$22.90	(2)	$20.07	14%

Total
Total production — MBOE	20,111		17,528	15%	57,895		51,012	13%
Total production — MBOE per day	218.6		190.5	15%	212.1		186.9	13%
Average realized price — per BOE	$28.97	(3)	$25.81	12%	$29.06	(3)	$26.16	11%
________________________________________

(1)	ASC 606 reduced the average realized gas price by $0.07 per Mcf and $0.07 per Mcf for the three and nine months ended September 30, 2018, respectively.

(2)	ASC 606 reduced the average realized NGL price by $1.06 per barrel and $1.36 per barrel for the three and nine months ended September 30, 2018, respectively.

(3)	ASC 606 reduced the average realized total price by $0.49 per BOE and $0.55 per BOE for the three and nine months ended September 30, 2018, respectively.

Other revenues
We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects income from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
Gas Gathering and Marketing Revenues (in thousands)	2018	2017		2018	2017
Gas gathering and other	$9,244	$11,056	$(1,812)	$32,506	$32,416	$90
Gas marketing	$(338)	$286	$(624)	$(19)	$304	$(323)
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
Total operating costs and expenses for the three months ended September 30, 2018 were higher by 26%, or $80.7 million, compared to the three months ended September 30, 2017.  The primary reasons for the increase were: (i) the $37.9 million increase in net losses on derivative instruments, (ii) the $24.9 million increase in depreciation, depletion, and amortization, and (iii) the $10.9 million increase in production expense.

	Three Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2018	2017		2018	2017
Depreciation, depletion, and amortization	$136,302	$111,396	$24,906	$6.78	$6.36
Asset retirement obligation	1,893	1,497	396	$0.09	$0.09
Production	76,272	65,410	10,862	$3.79	$3.73
Transportation, processing, and other operating	49,720	58,387	(8,667)	$2.47	$3.33
Gas gathering and other	10,569	8,856	1,713	$0.53	$0.51
Taxes other than income	28,431	24,314	4,117	$1.41	$1.39
General and administrative	21,148	21,039	109	$1.05	$1.20
Stock compensation	6,437	7,038	(601)	$0.32	$0.40
Loss on derivative instruments, net	54,006	16,109	37,897	N/A	N/A
Other operating expense, net	10,015	95	9,920	N/A	N/A
	$394,793	$314,141	$80,652

Total operating costs and expenses for the nine months ended September 30, 2018 were higher by 34%, or $275.2 million, compared to the nine months ended September 30, 2017.  The primary reasons for the increase were: (i) the $121.8 million decrease in net gains on derivative instruments to an overall net loss, (ii) the $97.5 million increase in depreciation, depletion, and amortization, (iii) the $36.3 million increase in production expense, (iv) the $23.4 million increase in taxes other than income, and (v) the $14.5 million increase in other operating expense, partially offset by the $25.2 million decrease in transportation, processing, and other operating expense.

	Nine Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2018	2017		2018	2017
Depreciation, depletion, and amortization	$412,549	$315,096	$97,453	$7.13	$6.18
Asset retirement obligation	5,006	4,077	929	$0.09	$0.08
Production	226,758	190,409	36,349	$3.92	$3.73
Transportation, processing, and other operating	146,818	172,034	(25,216)	$2.54	$3.37
Gas gathering and other	29,859	25,930	3,929	$0.52	$0.51
Taxes other than income	86,549	63,104	23,445	$1.49	$1.24
General and administrative	64,208	58,835	5,373	$1.11	$1.15
Stock compensation	16,262	19,619	(3,357)	$0.28	$0.38
Loss (gain) on derivative instruments, net	71,546	(50,261)	121,807	N/A	N/A
Other operating expense, net	15,470	977	14,493	N/A	N/A
	$1,075,025	$799,820	$275,205
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

	Three Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
DD&A Expense (in thousands, except per BOE)	2018	2017		2018	2017
Depletion	$123,668	$99,633	$24,035	$6.15	$5.68
Depreciation	12,634	11,763	871	0.63	0.68
	$136,302	$111,396	$24,906	$6.78	$6.36

	Nine Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
DD&A Expense (in thousands, except per BOE)	2018	2017		2018	2017
Depletion	$375,278	$280,379	$94,899	$6.48	$5.50
Depreciation	37,271	34,717	2,554	0.65	0.68
	$412,549	$315,096	$97,453	$7.13	$6.18

Production
Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
Production Expense (in thousands, except per BOE)	2018	2017		2018	2017
Lease operating expense	$61,568	$55,296	$6,272	$3.06	$3.15
Workover expense	14,704	10,114	4,590	0.73	0.58
	$76,272	$65,410	$10,862	$3.79	$3.73

	Nine Months Ended September 30,		Variance Between 2018 / 2017	Per BOE
Production Expense (in thousands, except per BOE)	2018	2017		2018	2017
Lease operating expense	$184,400	$156,644	$27,756	$3.19	$3.07
Workover expense	42,358	33,765	8,593	0.73	0.66
	$226,758	$190,409	$36,349	$3.92	$3.73
Lease operating expense in the third quarter 2018 increased 11%, or $6.3 million, compared to the third quarter of 2017. Lease operating expense for the nine months ended September 30, 2018 increased 18%, or $27.8 million, compared to the nine months ended September 30, 2017. The increases have primarily stemmed from the addition of new wells as a result of our ongoing exploration and development activities. Additional wells and increased production have increased the following costs between the two quarters: (i) saltwater disposal, due to increased water volumes, (ii) labor, and (iii) equipment rental, primarily additional compressors. The preceding costs also increased between the two nine-month periods, as did the following costs: (i) electricity, (ii) environmental compliance, primarily emissions-related, (iii) tank battery and processing equipment and maintenance, and (iv) chemicals and treating, due to increased water volumes and chemical treating.
Workover expense in the third quarter 2018 increased 45%, or $4.6 million, compared to the third quarter of 2017. Workover expense for the nine months ended September 30, 2018 increased 25%, or $8.6 million, compared to the nine months ended September 30, 2017. During both the three and nine months ended September 30, 2018, we had more workover projects in progress than we did during the comparable 2017 periods. Additionally, during the 2018 periods the largest area of increased expenditures as compared to the 2017 periods was for artificial lift conversions. Generally, workover costs will fluctuate based on the amount of maintenance and remedial activity required during the period.
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
Transportation, processing, and other operating costs in the third quarter 2018 were 15%, or $8.7 million, lower than the same costs in the third quarter 2017. Transportation, processing, and other operating costs in the nine months ended September 30, 2018 were 15%, or $25.2 million, lower than the same costs in the nine months ended September 30, 2017. These decreases were primarily due to our adoption of ASC 606 effective January 1, 2018, whereby certain transportation and processing costs are now reclassified out of transportation, processing, and other operating costs and are treated as a deduction from revenue. The adoption of ASC 606 reduced Transportation, processing, and other operating costs by $9.9 million in the third quarter 2018 and by $32.1 million in the nine months ended September 30, 2018. These reductions were partially offset by increased costs due to increased production volumes. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of ASC 606.

Gas Gathering and Other
Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. Gas gathering and other in the three months ended September 30, 2018 was 19%, or $1.7 million, higher than gas gathering and other in the three months ended September 30, 2017. Gas gathering and other in the nine months ended September 30, 2018 was 15%, or $3.9 million, higher than gas gathering and other in the nine months ended September 30, 2017. The increases were primarily due to overall increases in operating costs partially offset by lower product costs associated with processing third-party production due primarily to lower volumes.
Taxes Other than Income
Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.  Production taxes make up the majority of this expense for us, with revenue-based production taxes being the largest component of these taxes.  Taxes other than income increased $4.1 million, or 17%, in the third quarter of 2018 as compared to the third quarter of 2017. Taxes other than income increased $23.4 million, or 37%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increases are primarily due to the increases in revenue seen between the comparable periods as well as due to increased ad valorem taxes in 2018 due to higher assessed valuations as well as additional wells. All periods included credits for tax refunds, generally for high-cost gas wells in the State of Texas. The refunds in the three and nine months ended September 30, 2018 were $11.3 million and $6.7 million, respectively, higher than the refunds in the three and nine months ended September 30, 2017. The three months ended September 30, 2018 included a $10.1 million Texas marketing cost deduction refund. Taxes other than income was 4.9% and 5.4% of production revenues for the three months ended September 30, 2018 and 2017, respectively, and was 5.1% and 4.7% of production revenues for the nine months ended September 30, 2018 and 2017, respectively.
General and Administrative
General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 47% to 49% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
General and Administrative Expense (in thousands)	2018	2017		2018	2017
Gross G&A	$41,584	$39,885	$1,699	$121,708	$112,516	$9,192
Less amounts capitalized to oil and gas properties	(20,436)	(18,846)	(1,590)	(57,500)	(53,681)	(3,819)
G&A expense	$21,148	$21,039	$109	$64,208	$58,835	$5,373
G&A expense for the nine months ended September 30, 2018 was 9%, or $5.4 million, higher than G&A expense for the nine months ended September 30, 2017. This increase was primarily due to increased employee headcount and increased salaries and wages, benefits, primarily consisting of profit sharing, consulting, and legal expense.

Stock Compensation
Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
Stock Compensation Expense (in thousands)	2018	2017		2018	2017
Restricted stock awards:
Performance stock awards	$6,364	$6,508	$(144)	$16,902	$19,348	$(2,446)
Service-based stock awards	5,244	5,317	(73)	14,563	14,449	114
	11,608	11,825	(217)	31,465	33,797	(2,332)
Stock option awards	571	698	(127)	1,825	1,943	(118)
Total stock compensation cost	12,179	12,523	(344)	33,290	35,740	(2,450)
Less amounts capitalized to oil and gas properties	(5,742)	(5,485)	(257)	(17,028)	(16,121)	(907)
Stock compensation expense	$6,437	$7,038	$(601)	$16,262	$19,619	$(3,357)
Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The decrease in total stock compensation cost in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to performance stock award forfeitures during the second quarter 2018. Our accounting policy is to account for forfeitures in compensation cost when they occur.
Loss (Gain) on Derivative Instruments, Net
The following table presents the components of Loss (gain) on derivative instruments, net for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
Loss (Gain) on Derivative Instruments, Net (in thousands)	2018	2017		2018	2017
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$6,378	$1,156	$5,222	$9,155	$(26,783)	$35,938
Oil contracts	47,129	17,929	29,200	41,973	(26,220)	68,193
	53,507	19,085	34,422	51,128	(53,003)	104,131
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(3,462)	(2,067)	(1,395)	(18,499)	(931)	(17,568)
Oil contracts	3,961	(909)	4,870	38,917	3,673	35,244
	499	(2,976)	3,475	20,418	2,742	17,676
Loss (gain) on derivative instruments, net	$54,006	$16,109	$37,897	$71,546	$(50,261)	$121,807
Other Operating Expense, Net
Other operating expense, net is comprised primarily of litigation settlements and allowance for doubtful accounts adjustments.

Other Income and Expense

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
Other Income and Expense (in thousands)	2018	2017		2018	2017
Interest expense	$17,159	$16,838	$321	$50,837	$57,985	$(7,148)
Capitalized interest	(5,457)	(5,373)	(84)	(15,117)	(17,456)	2,339
Loss on early extinguishment of debt	—	—	—	—	28,169	(28,169)
Other, net	(7,544)	(4,563)	(2,981)	(14,716)	(9,004)	(5,712)
	$4,158	$6,902	$(2,744)	$21,004	$59,694	$(38,690)
The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is the amortization of debt issuance costs and discount as well as miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt. The decrease in interest expense in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to the completion of a tender offer and redemption of $750 million 5.875% senior unsecured notes and the issuance of $750 million 3.90% senior unsecured notes, both of which occurred during the second quarter of 2017. The $28.2 million loss on early extinguishment of debt incurred during the nine months ended September 30, 2017 was also associated with the debt tender offer and redemption. The loss was composed primarily of tender and redemption premiums of $22.6 million and the write-off of $5.3 million of unamortized debt issuance costs.  The original maturity date of the 5.875% notes was May 1, 2022.
We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets. Capitalized interest will fluctuate based on the rates applicable to borrowings outstanding during the period and the amount of costs subject to interest capitalization. The amount of costs subject to interest capitalization was lower in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, thus reducing our capitalized interest between the year-to-date periods. Also contributing to lower capitalized interest in the nine months ended September 30, 2018 was a lower average interest rate on borrowings outstanding due to the replacement of our 5.875% notes with 3.90% notes in the second quarter of 2017.
Components of Other, net consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.
Income Tax Expense (Benefit)
The components of our provision for income taxes are as follows:

	Three Months Ended September 30,		Variance Between 2018 / 2017	Nine Months Ended September 30,		Variance Between 2018 / 2017
Income Tax Expense (Benefit) (in thousands)	2018	2017		2018	2017
Current tax expense (benefit)	$1,100	$—	$1,100	$383	$(6)	$389
Deferred tax expense	43,083	51,239	(8,156)	142,815	188,168	(45,353)
	$44,183	$51,239	$(7,056)	$143,198	$188,162	$(44,964)
Combined federal and state effective income tax rate	22.9%	35.9%		23.1%	37.1%
Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to state income taxes and non-deductible expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We strive to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include our cash flow from operations, cash on hand, available borrowing capacity under our revolving credit facility, proceeds from sales of non-core assets, including our Ward County asset sale that closed in August 2018, and occasional public financings based on our monitoring of capital markets and our balance sheet.
Our liquidity is highly dependent on prices we receive for the oil, gas, and NGLs we produce. Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital, and future rate of growth. See RESULTS OF OPERATIONS Revenues above for further information regarding the impact realized prices have had on our earnings.
We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. Based on current economic conditions, our 2018 exploration and development (“E&D”) expenditures are projected to range from $1.6 billion to $1.7 billion. Investments in midstream and other assets are projected to range from $80 million to $90 million for the year. See Capital Expenditures below for information regarding our E&D activities for the three and nine months ended September 30, 2018 and 2017.
We periodically use derivative instruments to mitigate volatility in commodity prices. At September 30, 2018, we had derivative contracts covering a portion of our 2018 - 2020 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.
We believe our conservative use of leverage, strong balance sheet, and hedging activities will mitigate our exposure to lower prices. Cash and cash equivalents at September 30, 2018 were $863.9 million. At September 30, 2018, our long-term debt consisted of $1.5 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024 and $750 million 3.90% notes due in 2027. At September 30, 2018, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $997.5 million. See Long-term Debt below for more information regarding our debt.
Our debt to total capitalization ratio at September 30, 2018 was 33%, down from 37% at December 31, 2017. This ratio is calculated by dividing the principal amount of long-term debt by the sum of (i) the principal amount of long-term debt and (ii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet. Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.
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

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$1,157,813	$755,805
Net cash used by investing activities	$(652,164)	$(924,635)
Net cash used by financing activities	$(42,237)	$(61,238)

Net cash provided by operating activities for the nine months ended September 30, 2018 was $1.16 billion, up $402.0 million, or 53%, from $755.8 million for the nine months ended September 30, 2017. The $402.0 million increase resulted primarily from the increase in production revenue, which increased due to increased production volumes and realized oil and NGL prices. Also contributing to the increase was a decreased investment in working capital. These increases were partially offset by a net increase in operating costs and expenses and increased cash outflows for settlements of derivative instruments. See RESULTS OF OPERATIONS above for more information regarding the changes in revenue and operating expenses.
Net cash used by investing activities for the nine months ended September 30, 2018 and 2017 was $652.2 million and $924.6 million, respectively. The majority of our cash flows used by investing activities are for E&D expenditures, which totaled $1.15 billion and $901.9 million for the nine months ended September 30, 2018 and 2017, respectively. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of asset sales. On August 31, 2018, we closed the previously disclosed sale of oil and gas properties principally located in Ward County, Texas for a sales price of $544.5 million, as adjusted to reflect the resolution of all asserted defects. As of September 30, 2018, we have received $534.6 million in net cash proceeds as adjusted for customary closing adjustments to reflect an effective date of April 1, 2018 and transaction costs. Final settlement, which will reflect customary post-closing adjustments, will occur by the end of first quarter 2019. This sale is part of our continuous portfolio optimization and high-grading of our investment opportunities. Additional proceeds from the sales of non-core assets slightly offset capital expenditure cash outflows in both periods.
Net cash used by financing activities for the nine months ended September 30, 2018 and 2017 was $42.2 million and $61.2 million, respectively. During the nine months ended September 30, 2017, we extinguished our $750 million principal amount 5.875% senior notes, paying $22.6 million in tender and redemption premiums and $0.2 million in other costs and issued $750 million principal amount 3.90% senior notes at 99.748% of par for proceeds of $748.1 million, paying $6.2 million in underwriting, financing, and other costs. Additionally, net cash used by financing activities during both periods included: (i) the payment of dividends, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) the receipt of proceeds from exercises of stock options. During the nine months ended September 30, 2018, we paid one $0.08 per share dividend and two $0.16 per share dividends, totaling $38.0 million, and during the nine months ended September 30, 2017, we paid an $0.08 per share dividend in each quarter, totaling $22.7 million.
Capital Expenditures
The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities, net of credits for property sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Acquisitions:
Proved	$—	$—	$62	$260
Unproved	10,015	438	12,251	4,263
	10,015	438	12,313	4,523
Exploration and development:
Land and seismic	55,603	12,872	76,027	123,359
Exploration and development	445,429	322,651	1,113,898	813,693
	501,032	335,523	1,189,925	937,052
Property sales:
Proved	(527,650)	1,807	(557,191)	(85)
Unproved	(12,022)	(780)	(17,323)	(8,051)
	(539,672)	1,027	(574,514)	(8,136)
	$(28,625)	$336,988	$627,724	$933,439
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
The following table reflects wells completed by region during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross wells
Permian Basin	33	29	82	65
Mid-Continent	82	48	176	133
	115	77	258	198
Net wells
Permian Basin	24	16	46	42
Mid-Continent	20	14	36	32
	44	30	82	74
As of September 30, 2018, we had 29 gross (10 net) wells in the process of being drilled: 10 gross (8 net) in the Permian Basin and 19 gross (2 net) in the Mid-Continent region. As of September 30, 2018, there were 98 gross (41 net) wells waiting on completion: 45 gross (32 net) in the Permian Basin and 53 gross (9 net) in the Mid-Continent region. As of September 30, 2018, we had 14 operated rigs running: 11 in the Permian Basin and 3 in the Mid-Continent region.
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
Long-term Debt
Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Senior Notes	$750,000	$(4,671)	$745,329	$750,000	$(5,383)	$744,617
3.90% Senior Notes	750,000	(7,182)	742,818	750,000	(7,697)	742,303
Total long-term debt	$1,500,000	$(11,853)	$1,488,147	$1,500,000	$(13,080)	$1,486,920
________________________________________

(1)
At September 30, 2018, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.5 million and $1.7 million, respectively. At December 31, 2017, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.9 million and $1.8 million, respectively. The 4.375% notes were issued at par.

Bank Debt
We have a senior unsecured revolving credit facility (“Credit Facility”) that matures October 16, 2020. The Credit Facility has aggregate commitments of $1.0 billion, with an option for us to increase the aggregate commitments to $1.25 billion at any time. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of September 30, 2018, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $997.5 million.
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
The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of September 30, 2018, we were in compliance with all of the financial and non-financial covenants.
At September 30, 2018 and December 31, 2017, we had $2.4 million and $3.4 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.
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
Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of September 30, 2018.
Working Capital Analysis
Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and E&D activities, changes in our oil and gas well equipment and supplies, and changes in the fair value of our derivative instruments.
At September 30, 2018, we had working capital of $582.4 million, an increase of $326.3 million or 127% compared to working capital of $256.1 million at December 31, 2017.
Our working capital increased primarily due to the increase in Cash and cash equivalents of $463.4 million, which was a result of receiving $510.1 million at the August 31, 2018 closing of our Ward County asset sale. Partially offsetting this working capital increase were working capital decreases consisting primarily of the following:

•	Operations-related accounts payable and accrued liabilities increased by $70.2 million.

•	Current derivative instrument net liability increased by $39.4 million.

•	Accrued liabilities related to our E&D expenditures increased by $39.0 million.
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

Dividends
A quarterly cash dividend has been paid to stockholders every quarter since the first quarter of 2006. In August 2018, an $0.18 per share dividend was declared, which is payable on or before November 30, 2018 to stockholders of record on November 15, 2018. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding dividends.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2018, our material off-balance sheet arrangements consisted of operating lease agreements, which are included in the contractual obligations table below.
Contractual Obligations and Material Commitments
At September 30, 2018, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	10/1/18 - 9/30/19	10/1/19 - 9/30/21		10/1/21 - 9/30/23		10/1/23 and Thereafter
Long-term debt—principal (1)	$1,500,000	$—	$—		$—		$1,500,000
Long-term debt—interest (1)	460,044	60,844	124,125		124,125		150,950
Operating leases (2)	103,891	19,954	37,279		22,632		24,026
Unconditional purchase obligations (3)	80,032	34,293	32,480		6,926		6,333
Derivative liabilities	111,556	97,480	14,076		—		—
Asset retirement obligation (4)	163,452	11,584	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	40,861	2,521	3,252		5,237		29,851
	$2,459,836	$226,676	$211,212		$158,920		$1,711,160
________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of September 30, 2018 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of September 30, 2018. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)	Operating leases include various lease commitments for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)
Of the total Unconditional purchase obligations, $40.0 million represents obligations for the purchase of sand for well completions and $30.0 million represents obligations for firm transportation agreements for gas pipeline capacity.

(4)
We have excluded the presentation of the timing of the cash flows associated with our long-term asset retirement obligations because we cannot make a reasonably reliable estimate of the future period of cash settlement. The long-term asset retirement obligation is included in the total asset retirement obligation presented.

(5)
Other long-term liabilities include contractual obligations associated with our employee supplemental savings plan, gas balancing liabilities, and other miscellaneous liabilities. All of these liabilities are accrued on our Condensed Consolidated Balance Sheet. The current portion associated with these long-term liabilities is also presented in the table above.

The following discusses various commercial commitments that we have made that may include potential future cash payments if we fail to meet various performance obligations. These are not reflected in the table above.
At September 30, 2018, we had estimated commitments of approximately: (i) $263.3 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $13.1 million to finish gathering system construction in progress.

At September 30, 2018, we had firm sales contracts to deliver approximately 339.0 Bcf of gas over the next 6.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using the October 2018 index price, would be approximately $598.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
In connection with gas gathering and processing agreements, we have volume commitments over the next 9.3 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2018, would be approximately $345.2 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2018, would be approximately $12.3 million. Of this total, we have accrued a liability of $2.5 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.
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
Price Fluctuations
Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended September 30, 2018, our total production revenue was comprised of 59% oil sales, 16% gas sales, and 25% NGL sales. For the nine months ended September 30, 2018, our total production revenue was comprised of 62% oil sales, 17% gas sales, and 21% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the periods indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(in thousands)
Oil	± $1.00	per barrel	± $5,880	± $17,359
Gas	± $0.10	per Mcf	± $5,141	± $14,863
NGL	± $1.00	per barrel	± $5,663	± $15,765
			± $16,684	± $47,987

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At September 30, 2018, we had oil and gas derivatives covering a portion of our 2018 - 2020 production, which were recorded as current and non-current assets and liabilities. At September 30, 2018, our oil and gas derivatives had a gross asset fair value of $31.3 million and a gross liability fair value of $111.6 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.
While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how hypothetical changes in the forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of September 30, 2018.

		Impact on Fair Value
	Change in Forward Price	September 30, 2018
		(in thousands)
Oil	-$1.00	$9,948
Oil	+$1.00	$(10,222)
Gas	-$0.10	$5,708
Gas	+$0.10	$(5,684)
Interest Rate Risk
At September 30, 2018, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that will mature on June 1, 2024 and $750 million of 3.90% senior unsecured notes that will mature on May 15, 2027. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 6, 2018

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)