Form 10-K
period 2018-12-31
CIMAREX ENERGY CO
filed 2019-02-20
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
Aggregate market value of the voting stock held by non-affiliates of Cimarex Energy Co. as of June 30, 2018 was approximately $9.54 billion.
Number of shares of Cimarex Energy Co. common stock outstanding as of January 31, 2019 was 95,755,298.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DESCRIPTION

GLOSSARY
Bbls—Barrels (of oil or natural gas liquids)
Bcf—Billion cubic feet (of natural gas)
BOE—Barrels of oil equivalent
GAAP—Generally accepted accounting principles in the U.S.
Gross Acres or Gross Wells—The total acres or wells, as the case may be, in which a working interest is owned.
MBbls—Thousand barrels
MBOE—Thousand barrels of oil equivalent
Mcf—Thousand cubic feet
MMBbls—Million barrels
MMBtu—Million British thermal units
MMBOE—Million barrels of oil equivalent
MMcf—Million cubic feet
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

PART I

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide projections of our 2019 capital expenditures. All statements, other than statements of historical facts, that address activities, events, outcomes, and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Forward-looking statements include statements with respect to, among other things:

•	Fluctuations in the price we receive for our oil, gas, and NGL production, including local market price differentials;

•	Operating costs and other expenses;

•	Timing and amount of future production of oil, gas, and NGLs;

•
Reductions in the quantity of oil, gas, and NGLs sold and prices received due to decreased industrywide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing, weather, or other problems;

•	Estimates of proved reserves, exploitation potential, or exploration prospect size;

•	Our ability to complete our pending acquisition of Resolute Energy Corporation (“Resolute”) and to successfully integrate the business of Resolute;

•	Our hedging activities and viability of hedge counterparties;

•	The effectiveness of our internal control over financial reporting;

•	Cash flow and anticipated liquidity;

•	Amount, nature, and timing of capital expenditures;

•	Availability of financing and access to capital markets;

•	Administrative, legislative, and regulatory changes;

•
Operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated;

•	Exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties;

•	Drilling of wells;

•	Increased financing costs due to a significant increase in interest rates;

•	Proving up undeveloped acreage; and

•	Full cost ceiling test impairments to the carrying values of our oil and gas properties.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production, and sale of oil, gas, and NGLs.

These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, production type curves, well spacing, timing of development expenditures, and other risks described herein.
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

Risk factors related to our pending acquisition of Resolute include, among others: the expected timing and likelihood of completion of the proposed transaction, the ability to successfully integrate the businesses, the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement, the possibility that stockholders of Resolute may not approve the merger agreement, the risk that the parties may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed transaction, the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of Cimarex’s common stock or Resolute’s common stock, the risk of any unexpected costs or expenses resulting from the proposed transaction, the outcome of any litigation relating to the proposed transaction, the risk that the proposed transaction and its announcement could have an adverse effect on the ability of Cimarex and Resolute to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and businesses generally, the risk the pending proposed transaction could distract management of both entities and they will incur substantial fees and costs, the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the proposed transaction or it may take longer than expected to achieve those synergies or benefits and other important factors, such as expenses related to integration, that could cause actual results to differ materially from those projected. The acquisition is subject to an agreement and plan of merger entered into November 18, 2018 among the parties.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

Cimarex Energy Co., a Delaware corporation formed in 2002, is an independent oil and gas exploration and production company. Our operations are located mainly in Oklahoma, Texas, and New Mexico. On our website — www.cimarex.com — you will find our annual reports, proxy statements, and all of our Securities and Exchange Commission (“SEC”) filings, which we make available free of charge. Information contained on our website is not incorporated by reference into this Annual Report. Throughout this Form 10-K we use the terms “Cimarex,” “company,” “we,” “our,” and “us” to refer to Cimarex Energy Co. and its subsidiaries.

Our principal business objective is to increase shareholder value through the profitable long-term growth of our proved reserves and production while seeking to minimize our impact on the communities in which we operate for the long-term. Our strategy centers on maximizing cash flow from producing properties so that we can reinvest in exploration and development opportunities and provide cash returns to shareholders through increasing dividends. We consider merger and acquisition opportunities that enhance our competitive position and we occasionally divest non-core assets. Key elements to our approach include:

•	Maintain a strong financial position;

•	Invest in a diversified portfolio of drilling opportunities;

•	Evaluate projects based on rate-of-return and rank investment decisions;

•	Track predicted versus actual results in a centralized exploration management system to provide feedback to improve results;

•	Attract quality employees and maintain integrated teams of geoscientists, landmen, and engineers; and

•	Maximize profitability.
Conservative use of leverage has long been the key to our financial strategy. We believe that low leverage coupled with strong full-cycle returns enables us to better withstand volatility in commodity prices and provide competitive returns and growth to shareholders. See Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Stock Performance Graph and Item 6 Selected Financial Data for additional financial and operating information for fiscal years 2014 - 2018.

Proved Oil and Gas Reserves

Our December 31, 2018 total proved reserves grew 6% from prior year-end. Proved undeveloped reserves as a percentage of total proved reserves decreased to 15% from 17% a year ago. We added 158.5 MMBOE of new reserves through extensions and discoveries. Net negative revisions totaled 22.7 MMBOE, which consisted primarily of a decrease of 38.6 MMBOE for the removal of PUD reserves whose development will likely be delayed beyond five years of initial disclosure, partially offset by an increase of 20.9 MMBOE for technical revisions. The change in our proved reserves is as follows:

Proved Reserves (MBOE)
Reserves at December 31, 2017	559,037
Revisions of previous estimates	(22,667)
Extensions and discoveries	158,512
Purchases of reserves	1
Production	(81,010)
Sales of reserves	(22,678)
Reserves at December 31, 2018	591,195

A breakdown by commodity of our proved oil and gas reserves follows:

	December 31,
	2018	2017	2016
Proved reserves:
Gas (MMcf)	1,591,321	1,607,635	1,471,420
Oil (MBbls)	146,538	137,238	105,878
NGL (MBbls)	179,436	153,860	130,633
Total (MBOE)	591,195	559,037	481,748
Percent developed	85%	83%	79%

The following table summarizes our estimated proved oil and gas reserves by region as of December 31, 2018.

	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)	% of Total Proved Reserves
Mid-Continent	861,440	29,908	82,826	256,307	43%
Permian Basin	727,985	116,378	96,533	334,241	57%
Other	1,896	252	77	647	—%
	1,591,321	146,538	179,436	591,195	100%

See SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) in Item 8 for further information regarding our reserves.

Production Volumes, Prices, and Costs

All of our oil and gas assets are located in the United States. We have varying levels of ownership interests in our properties consisting of working, royalty, and overriding royalty interests. Operated wells account for approximately 83% of our proved reserves.

Our 2018 production volumes totaled 221.9 MBOE per day, a 17% increase from 2017, and were comprised of 42% gas, 31% oil, and 27% NGLs. The following table presents our total and average daily production volumes by region.

	Total Production Volumes				Average Daily Production Volumes
Years Ended December 31,	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)
2018
Permian Basin	92,593	19,104	11,499	46,035	253.7	52.3	31.5	126.1
Mid-Continent	112,697	5,530	10,474	34,787	308.8	15.2	28.7	95.3
Other	547	76	21	188	1.4	0.2	0.1	0.5
Total company	205,837	24,710	21,994	81,010	563.9	67.7	60.3	221.9

2017
Permian Basin	79,521	16,271	8,858	38,382	217.9	44.6	24.3	105.2
Mid-Continent	107,463	4,547	8,503	30,960	294.4	12.5	23.3	84.8
Other	484	43	13	137	1.3	0.1	—	0.4
Total company	187,468	20,861	17,374	69,479	513.6	57.2	47.6	190.4

2016
Permian Basin	65,191	13,183	6,677	30,725	178.1	36.0	18.2	83.9
Mid-Continent	102,501	3,283	7,508	27,874	280.1	9.0	20.5	76.2
Other	535	62	15	166	1.4	0.2	0.1	0.5
Total company	168,227	16,528	14,200	58,765	459.6	45.2	38.8	160.6

At December 31, 2018, we had two fields that contained 15% or more of our total proved reserves. These fields are the Watonga-Chickasha in the Cana area of the Mid-Continent, which contained approximately 39% of our total proved reserves, and the Ford West in the Permian Basin, which contained approximately 16% of our total proved reserves. At December 31, 2017 and 2016, the Watonga-Chickasha was our only field that contained 15% or more of our total proved reserves. Production for these fields is presented in the following table.

	Total Production Volumes				Average Daily Production Volumes
Years Ended December 31,	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)
2018
Watonga-Chickasha	96,373	5,094	9,774	30,930	264.0	14.0	26.8	84.7
Ford West	30,958	3,748	3,804	12,711	84.8	10.3	10.4	34.8

2017
Watonga-Chickasha	88,557	4,156	7,829	26,744	242.6	11.4	21.4	73.3
Ford West	26,405	3,370	2,883	10,654	72.3	9.2	7.9	29.2

2016
Watonga-Chickasha	81,757	2,823	6,764	23,213	223.4	7.7	18.5	63.4
Ford West	20,034	2,258	1,927	7,525	54.7	6.2	5.3	20.6

The following table presents the average commodity prices received and production cost per unit of production by region.

	Average Realized Price			Production Cost (per BOE)
Years Ended December 31,	Gas (per Mcf)	Oil (per Bbl)	NGL (per Bbl)
2018
Permian Basin	$1.69	$54.95	$22.84	$4.30
Mid-Continent	$2.23	$62.31	$21.67	$2.69
Other	$2.97	$58.40	$26.46	$7.63
Total Company	$1.99	$56.61	$22.28	$3.62

2017
Permian Basin	$2.72	$46.96	$20.25	$4.70
Mid-Continent	$2.78	$47.42	$23.02	$2.60
Other	$2.74	$46.53	$23.11	$9.03
Total Company	$2.76	$47.06	$21.61	$3.77

2016
Permian Basin	$2.35	$38.45	$12.32	$5.16
Mid-Continent	$2.29	$37.65	$15.59	$2.57
Other	$2.00	$38.86	$14.80	$9.56
Total Company	$2.31	$38.30	$14.05	$3.95

Acquisitions and Divestitures

We consider property acquisitions, divestitures, and occasional mergers to enhance our competitive position. Moreover, sales of non-core assets are a source of liquidity that we can use to supplement funding of capital expenditures and acquisitions of core assets.

In 2018, we sold interests in various non-core oil and gas properties for cash proceeds totaling $581 million. Included in these divestitures was a sale of oil and gas properties principally located in Ward County, Texas for which we have received, as of December 31, 2018, $534.6 million in net cash proceeds. Final settlement, which will reflect customary post-closing adjustments, is scheduled to occur by the end of first quarter 2019.

In 2018, we made various oil and gas property acquisitions for $26 million. Additionally, we entered into an agreement and plan of merger to acquire Resolute in a cash and stock transaction valued at a total purchase price of approximately $1.6 billion, including cash, stock, and the assumption of Resolute’s long-term debt. This pending acquisition will expand our footprint in Reeves County, Texas by 21,100 net acres that are complementary to our existing Reeves County position. The transaction, which is expected to be completed by the end of the first quarter 2019, is subject to the approval of Resolute shareholders and the satisfaction of certain regulatory approvals and other customary closing conditions.

Exploration and Development Overview

Cimarex has one reportable segment, exploration and production (“E&P”). Our E&P activities take place primarily in two areas: the Permian Basin and the Mid-Continent region. Almost all of our exploration and development (“E&D”) capital is allocated between these two areas.

A summary of our 2018 exploration and development activity by region is as follows:

	E&D Capital	Gross Wells Completed	Net Wells Completed	% Completed As Producers
	(in millions)
Permian Basin	$1,092	129	79.9	100%
Mid-Continent	472	220	42.2	100%
Other	6	—	—	—%
	$1,570	349	122.1	100%

The Permian Basin encompasses west Texas and southeast New Mexico. Cimarex’s Permian Basin efforts are located in the western half of the Permian Basin known as the Delaware Basin. In 2018, we focused on drilling horizontal wells that yielded oil and liquids-rich gas from the Wolfcamp shale and the Bone Spring formation. Cimarex saw improved results in its Wolfcamp shale wells, as measured by production and reserves, with the further implementation of long laterals and continued improvement in well completion design and in the Bone Spring wells via larger well completions.

The Permian Basin produced 126.1 MBOE per day in 2018, which was 57% of our total company production. Total production from the region increased 20% in 2018 over 2017. In 2018, we invested $1.09 billion, or 70% of our total E&D investment, in the Permian Basin.

Our Mid-Continent region consists of Oklahoma and the Texas Panhandle. Our activity in 2018 in the Mid-Continent was focused in the Woodford shale and the Meramec horizon, both in Oklahoma. We continued to refine well completions and spacing in the Woodford shale and the Meramec horizon.

During 2018, production from the Mid-Continent averaged 95.3 MBOE per day, or 43% of total company production. Total production from the region increased 12% in 2018 over 2017. In 2018, we invested $472 million, or 30% of our total E&D investment, in the Mid-Continent.

Drilling Activity

In 2018, we completed or participated in the completion of 349 gross (122.1 net) wells, of which we operated 146 gross (105.8 net) wells. At year-end, we were in the process of drilling or participating in 40 gross (12.6 net) wells and there were 83 gross (28.3 net) wells waiting on completion.

We completed the following number of developmental wells in the years indicated in the table below. During these years, we completed no exploratory wells.

	Wells Completed
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Developmental
Productive	349	122.1	314	96.4	153	61.0
Dry	—	—	5	1.6	1	—
Total	349	122.1	319	98.0	154	61.0

At December 31, 2018, we owned an interest in 10,362 gross (2,902 net) productive oil and gas wells. We had working interests in the following number of productive wells by region as of December 31, 2018:

	Gas		Oil
	Gross	Net	Gross	Net
Mid-Continent	3,992	1,513	791	197
Permian Basin	769	342	4,702	842
Other	93	6	15	2
	4,854	1,861	5,508	1,041

Acreage

The following table sets forth the gross and net acres of both developed and undeveloped leases held by Cimarex as of December 31, 2018. Gross acres are the total number of acres in which we own a working interest. Net acres are the gross acres multiplied by our working interest.

	Acreage
	Undeveloped		Developed		Total
	Gross	Net	Gross	Net	Gross	Net
Mid-Continent
Kansas	18,231	18,191	—	—	18,231	18,191
Oklahoma	97,203	65,250	687,246	305,702	784,449	370,952
Texas	17,975	12,302	128,956	54,255	146,931	66,557
	133,409	95,743	816,202	359,957	949,611	455,700
Permian Basin
New Mexico	74,227	54,657	175,974	119,892	250,201	174,549
Texas	69,566	50,852	182,717	121,933	252,283	172,785
	143,793	105,509	358,691	241,825	502,484	347,334
Other
Arizona	2,097,841	2,097,841	17,207	—	2,115,048	2,097,841
California	383,487	383,487	—	—	383,487	383,487
Colorado	40,232	18,867	41,384	1,642	81,616	20,509
Gulf of Mexico	25,000	13,000	28,848	6,381	53,848	19,381
Louisiana	132,842	129,792	2,868	168	135,710	129,960
Michigan	234	156	587	587	821	743
Montana	30,755	7,687	7,688	1,721	38,443	9,408
Nevada	1,007,167	1,007,167	440	1	1,007,607	1,007,168
New Mexico	1,641,126	1,633,819	18,331	2,436	1,659,457	1,636,255
Texas	8,888	2,696	23,549	4,784	32,437	7,480
Utah	80,527	59,433	31,912	1,495	112,439	60,928
Wyoming	96,454	13,944	41,629	3,829	138,083	17,773
Other	168,034	145,680	9,627	3,351	177,661	149,031
	5,712,587	5,513,569	224,070	26,395	5,936,657	5,539,964
Total	5,989,789	5,714,821	1,398,963	628,177	7,388,752	6,342,998

The table below summarizes by year and region our undeveloped acreage expirations in the next five years. In most cases, the drilling of a commercial well will hold the acreage beyond the expiration.

	Acreage
	2019		2020		2021		2022		2023
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mid-Continent	1,940	1,543	10,942	10,923	6,682	6,682	1,848	1,848	284	284
Permian Basin	15,224	15,224	10,154	10,154	4,290	4,290	2,148	2,148	960	960
Other	180,509	176,413	34,934	34,901	10,706	10,626	31,961	30,940	7,105	6,963
	197,673	193,180	56,030	55,978	21,678	21,598	35,957	34,936	8,349	8,207

% of undeveloped acreage	3.3	3.4	0.9	1.0	0.4	0.4	0.6	0.6	0.1	0.1

At December 31, 2018, we had no proved undeveloped reserves scheduled for development beyond the expiration dates of our undeveloped acreage.

Marketing

Our oil and gas production is sold under short-term arrangements at market-responsive prices. We sell our oil at prices tied directly or indirectly to field postings. Our gas is sold under price mechanisms related to either monthly or daily index prices on pipelines where we deliver our gas. We sell our NGLs at prices tied to monthly index prices where we deliver our NGLs.

We sell our oil, gas, and NGLs to a broad portfolio of customers, including major energy companies, pipeline companies, local distribution companies, and other end-users. In 2018, we made sales to two customers that each amounted to 10% or more of our consolidated revenues for 2018. Sales to those two customers accounted for 23% and 21%, respectively, of our consolidated revenues for 2018. If any one of our major customers were to stop purchasing our production, we believe there are a number of other purchasers to whom we could sell our production with some delay. If multiple significant customers were to discontinue purchasing our production, we believe there would be challenges initially, but ample markets to handle the disruption.

We regularly monitor the credit worthiness of all our customers and may require parent company guarantees, letters of credit, or prepayments when deemed necessary. Historically, losses associated with uncollectible receivables have not been significant.

Corporate Headquarters and Employees

Our corporate headquarters is located at 1700 Lincoln St., Suite 3700, Denver, Colorado 80203. On December 31, 2018 and 2017, Cimarex had 955 and 910 employees, respectively. None of our employees are subject to collective bargaining agreements.

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

Together, these internal controls are designed to promote a comprehensive, objective, and accurate reserves estimation process. As an additional confirmation of the reasonableness of our internal estimates, DeGolyer and MacNaughton, an independent petroleum engineering consulting firm, performed an independent evaluation of our estimated net reserves representing greater than 80% of the total future net revenue discounted at 10% attributable to the total interests owned by Cimarex as of December 31, 2018. The individual primarily responsible for overseeing the review is a Senior Vice President with DeGolyer and MacNaughton and a Registered Professional Engineer in the State of Texas with over 34 years of experience in oil and gas reservoir studies and reserves evaluations.

The technical employee primarily responsible for overseeing the oil and gas reserves estimation process is Cimarex’s Vice President of Corporate Engineering. This individual graduated from the Colorado School of Mines with a Bachelor of Science degree in Engineering and has more than 24 years of practical experience in oil and gas reservoir evaluation. He has been directly involved in the annual reserves reporting process of Cimarex since 2002 and has served in his current role for the past 14 years.

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

Executive Officers of the Registrant

See Part III, Item 10, Directors, Executive Officers and Corporate Governance for information regarding our executive officers as of February 20, 2019.

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

Risks Concerning Cimarex and its Operations

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

In 2016 we recognized a ceiling test impairment totaling $757.7 million ($481.4 million, net of tax). The impairment resulted primarily from the impact of decreases in the trailing twelve-month average prices for oil, gas, and NGLs utilized in determining the estimated future net cash flows from proved reserves. We did not recognize any ceiling test impairments in 2017 or 2018 since the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test. At December 31, 2018, a decline of approximately 24% or more in the value of the ceiling limitation would have resulted in an impairment. Because the ceiling calculation uses trailing twelve-month average commodity prices, the effect of increases and decreases in period-over-period prices can significantly impact the ceiling limitation calculation. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

We evaluate our goodwill for impairment annually and whenever events or changes in circumstances indicate the possibility that goodwill may be impaired. We have had no goodwill impairments during the years ended December 31, 2018, 2017, and 2016.
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
Our proved oil and gas reserve estimates are prepared by Cimarex engineers in accordance with guidelines established by the SEC. DeGolyer and MacNaughton, independent petroleum engineers, performed an independent evaluation of our estimated net reserves representing greater than 80% of the total future net revenue discounted at 10%, as of December 31, 2018.

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

Exploration, production, and the sale of oil and gas are subject to extensive laws and regulations, including those implemented to protect the environment, human health and safety, and wildlife. Federal, state, and local regulatory agencies frequently require permitting and impose conditions on our activities. During the permitting process, these regulatory agencies often exercise considerable discretion in both the timing and scope of the permits, and the public, including special interest groups, often has an opportunity to influence the timing and outcome of the process. The requirements or conditions imposed by these agencies can be costly and can delay the commencement of our operations. In addition, a number of initiatives were put forth by the Obama administration in the form of Presidential or Secretarial Memoranda, which are still in effect, and have the potential to impact the cost of doing business or could result in substantial delays in permitting, drilling, and other oil and gas activities.

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

While hydraulic fracturing historically has been regulated by state oil and gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation from federal agencies. For example, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA has delegated the permitting authority for the SDWA’s Underground Injection Control Class II programs in Oklahoma, Texas, and New Mexico where we maintain operational acreage, the EPA is encouraging state programs to review and consider the use of such draft guidance.

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

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA prepared a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA’s draft report was released on June 4, 2015. The findings of the report suggest that hydraulic fracturing does not pose a systemic risk to groundwater although there are risks to both groundwater and soils posed by inadequate water handling practices in certain situations. A public comment period on the report was open until August 28, 2015, and a series of public hearings were conducted by the EPA’s Scientific Advisory Board (“SAB”) throughout the fall of 2015. The EPA issued its final report and has reached two different topline conclusions, although the content of the study itself remains unchanged. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing.

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
The adoption of climate change legislation or regulations restricting emission of greenhouse gases, investor pressure concerning climate-related disclosures, and lawsuits could result in increased operating costs and reduced demand for the oil and gas we produce as well as reductions in the availability of capital.
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
Market Risk. Markets could be affected by climate change through shifts in supply and demand for certain commodities, especially carbon-intensive commodities such as oil and gas and other products dependent on oil and gas, as climate-related risks and opportunities are increasingly taken into account. This could lower demand for our oil and gas production, resulting in lower prices and lower revenues. Market risk also may take the form of limited access to capital as investors shift investments to less carbon-intensive industries and alternative energy industries. In addition, there have also been efforts in recent years to influence the investment community, including investment advisers and certain sovereign wealth, pension, and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil, NGL, and gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While we are currently not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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

There exists a growing concern that hydraulic fracturing during well completion operations and the injection of produced water into underground disposal wells triggers seismic activity in certain areas, including Oklahoma and Texas, where we operate. In response to these concerns, regulators in some states are pursuing initiatives designed to impose additional requirements in connection with hydraulic fracturing and in the permitting of saltwater disposal wells or otherwise to assess any relationship between seismicity and these oil and gas operations. For example, in 2014, the Oklahoma Corporation Commission began adopting rules for operators of saltwater disposal wells in certain seismically-active areas, or Areas of Interest, in the Arbuckle formation, requiring operators to monitor and record well pressure and discharge volume on a daily basis and further requiring operators of wells permitted for disposal of 20,000 barrels per day or more of saltwater to conduct mechanical integrity testing. Throughout 2015 and 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division, or OGCD, issued a series of directives, expanding the areas of interest for induced seismicity and enhanced disposal restrictions and limiting the depths at which produced water could be injected or, in the alternative, reducing disposal volumes. Additional regulations and restrictions are possible as more is understood about this issue. In addition to and separate from induced seismicity associated with injection, the OGCD has issued guidelines to operators to follow when engaged in well stimulation activities, which some studies now seem to correlate with a small number of low intensity seismic events.

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

A substantial portion of our producing properties are geographically concentrated in the Permian Basin in Texas and New Mexico and our Cana area in the Mid-Continent region in Oklahoma, with these two areas comprising approximately 57% and 43%, respectively, of our oil, gas, and NGL production and approximately 64% and 36%, respectively, of our oil, gas, and NGL revenues for the year ended December 31, 2018. Approximately 57% of our estimated proved reserves were located in the Permian Basin and approximately 43% of our estimated proved reserves were located in the Mid-Continent region as of December 31, 2018.

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

For the year ended December 31, 2018, other companies operated approximately 19% of our net production. Our success in properties operated by others depends upon a number of factors outside of our control. These factors include timing and amount of capital expenditures, the operator’s expertise and financial resources, approval of other participants in drilling wells, selection of technology, and maintenance of safety and environmental standards. Our dependence on the operator and other working interest owners for these projects could prevent the realization of our targeted returns on capital in drilling or acquisition activities.

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

At December 31, 2018, our long-term debt consisted of $750 million of 4.375% senior notes due in 2024 and $750 million of 3.90% senior notes due in 2027. In addition to interest expense and principal on our long-term debt, we have demands on our cash resources including, among others, capital expenditures, operating expenses, and contractual commitments, as well as the pending anticipated closing of the acquisition of Resolute in the first quarter of 2019.

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
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections will not likely be performed on every well or facility, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Furthermore, the seller may be unwilling or unable, such as in a corporate acquisition such as our acquisition of Resolute, to provide effective contractual protection against all or part of the identified problems. For additional risks related to our pending acquisition of Resolute, see below “Risks Concerning Cimarex’s Pending Merger with Resolute Energy Corporation.”

We may lose leases if production is not established within the time periods specified in the leases.

Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire and the amounts spent for those leases will be lost. The combined net acreage expiring in the next three years represents approximately 4.7% of our total net undeveloped acreage at December 31, 2018. At that date, we had leases representing 193,180 net acres expiring in 2019, 55,978 net acres expiring in 2020, and 21,598 net acres expiring in 2021. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Our disposition activities may be subject to factors beyond our control, and in certain cases we may retain unforeseen liabilities for certain matters.

We regularly sell non-core assets in order to increase capital resources available for other core assets and to create organizational and operational efficiencies. We also occasionally sell interests in core assets for the purpose of accelerating the development of and increasing efficiencies in such core assets. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties, and the availability of purchasers willing to acquire the assets with terms we deem acceptable.

Sellers at times retain certain liabilities or agree to indemnify buyers for certain matters related to the sold assets. The magnitude of any such retained liability or indemnification obligation is difficult to quantify at the time of the transaction and ultimately could be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release the company from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, the company may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations. In addition, with respect to offshore assets, if purchasers declare bankruptcy, the United States Department of Interior may pursue former owners for decommissioning expenses, which can be substantial. See Note 8 to the Consolidated Financial Statements for further discussion regarding our asset retirement obligations.

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

In the normal course of business, we are involved with various lawsuits and related disputed claims, including but not limited to claims concerning title, royalty payments, environmental issues, personal injuries, and contractual issues. Although we currently believe the resolution of these lawsuits and claims, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations, our assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries, or other finders of fact that are not in accord with our evaluation of the possible liability or outcome of such proceedings. Therefore, there can be no assurance that outcomes of future legal proceedings would not have an adverse effect on our liquidity and capital resources. For litigation risks related to our pending acquisition of Resolute, see below “Risks Concerning Cimarex’s Pending Merger with Resolute Energy Corporation.”
Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be limited or eliminated as a result of recently enacted or future legislation.

On December 22, 2017, the United States enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act or U.S. Tax Reform. H.R.1, among other things, includes changes to U.S. federal tax rates, imposes new limitations on the utilization of net operating losses and the deductibility of interest and executive compensation, temporarily allows for the expensing of capital expenditures, and eliminates the corporate Alternative Minimum Tax. Various proposed regulations have been issued regarding H.R.1. Until final regulations are issued the full impact of changes to the company is not known at this time. In addition, various proposals have been made recommending the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. Future legislation may be introduced in Congress which would implement many of these proposals. These changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

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

Risks Concerning Cimarex’s Pending Merger with Resolute Energy Corporation

The merger is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.

The merger is subject to a number of other conditions beyond Cimarex’s and Resolute’s control that may prevent, delay, or otherwise materially adversely affect its completion, including the approval of the merger proposal by Resolute’s stockholders at its meeting currently scheduled for February 22, 2019. Neither Cimarex nor Resolute can predict whether and when these other conditions will be satisfied. Any delay in completing the merger could cause the combined company not to realize some or all of the synergies expected to be achieved if the merger is successfully completed within its expected time frame.

Cimarex and Resolute will incur substantial transaction fees and merger-related costs in connection with the merger.

Cimarex and Resolute have incurred and expect to continue to incur non-recurring transaction fees, which include legal and advisory fees and substantial merger-related costs associated with completing the merger, combining the operations of the two companies, and achieving desired synergies. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Cimarex and Resolute. The companies cannot be certain that the realization of other benefits related to the integration of the two businesses will offset the transaction and merger-related costs in the near term, or at all.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Resolute is a party.

The completion of the merger may trigger change in control or other provisions in certain agreements to which Resolute is a party. If Cimarex and Resolute are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Cimarex and Resolute are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Resolute or the combined company.

Lawsuits have been filed against Resolute, the directors of Resolute, Cimarex, and the subsidiaries of Cimarex created to effect the acquisition of Resolute challenging the adequacy of the disclosures made in the proxy statement/prospectus concerning the merger and an adverse ruling in one or more of these lawsuits may prevent the merger from being completed.

As of January 25, 2019, Resolute, the directors of Resolute, and in two of the cases, Cimarex, Merger Sub 1, and Merger Sub 2, have been named as defendants in five purported stockholder class actions challenging the adequacy of the disclosures to Resolute stockholders made in the proxy statement/prospectus concerning the merger. Three complaints were filed in the U.S. District Court for the District of Delaware, one complaint was filed in the U.S. District Court for the Southern District of New York, and one complaint was filed in U.S. District Court for the District of Colorado. Additional lawsuits arising out of the merger may be filed in the future. There can be no assurance that defendants will be successful in the outcome of the pending or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the merger.

Risks Relating to the Combined Company Following the Merger

If completed, the merger may not achieve its intended results, and Cimarex and Resolute may be unable to successfully integrate their operations.

Cimarex and Resolute entered into the merger agreement with the expectation that the merger will result in various benefits, including, among other things, expanding Cimarex’s asset base and creating synergies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of Cimarex and Resolute can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes, and systems or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise from or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given whether anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results, and prospects.

The combined company is expected to incur expenses related to the integration of Cimarex and Resolute.

The combined company is expected to incur expenses in connection with the integration of Cimarex and Resolute. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, pricing, revenue management, maintenance, marketing, and benefits. While Cimarex and Resolute have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

Cimarex and Resolute are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. Each company’s success until the merger and the combined company’s success after the merger will depend in part upon the ability of Cimarex and Resolute to retain key management personnel and other key employees. Current and prospective employees of Cimarex and Resolute may experience uncertainty about their roles within the combined company following the merger, which may have an adverse effect on the ability of Cimarex and Resolute to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Cimarex and Resolute to the same extent that Cimarex and Resolute have previously been able to attract or retain their own employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, is incorporated by reference in response to this item. For information regarding litigation related to the pending acquisition of Resolute, which Cimarex believes is without merit and intends to defend vigorously, see “Risk Factors—Risks Concerning Cimarex’s Pending Merger with Resolute Energy Corporation.” Cimarex does not believe the ultimate resolution of the pending acquisition litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.01 par value common stock trades on the New York Stock Exchange (“NYSE”) under the symbol XEC. A cash dividend was paid to stockholders in each quarter of 2018. Future dividend payments will depend on the company’s level of earnings, financial requirements, and other factors considered relevant by the Board of Directors.

The closing price of Cimarex stock as reported on the NYSE on January 31, 2019, was $75.34. At January 31, 2019, Cimarex’s 95,755,298 shares of outstanding common stock were held by approximately 1,618 stockholders of record.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the year ended December 31, 2018. The shares repurchased represent shares of our common stock that employees elected to surrender to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Cimarex does not consider this a share buyback program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2018	2,421	$126.16	—	—
April 1-30, 2018	3,527	98.86	—	—
May 1-31, 2018	2,970	98.37	—	—
July 1-31, 2018	49,241	99.80	—	—
September 1-30, 2018	6,123	89.73	—	—
November 1-30, 2018	1,174	91.37	—	—
December 1-31, 2018	74,790	75.22	—	—
Total	140,246	$86.58	—	—

Stock Performance Graph

The following graph shows the cumulative five-year total return on Cimarex Energy Co.’s common stock relative to the cumulative total returns of the S&P 500 index, the Dow Jones US Exploration & Production index, and the S&P Oil & Gas Exploration & Production index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Cimarex Energy Co., the S&P 500 Index,
the Dow Jones US Exploration & Production Index, and the S&P Oil & Gas Exploration & Production Index
* $100 invested in 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

A tabular presentation of the data in the above graph is provided below.

	2013	2014	2015	2016	2017	2018
Cimarex Energy Co.	$100.00	$101.56	$86.11	$131.44	$118.33	$60.17
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones US Exploration & Production	$100.00	$89.23	$68.05	$84.71	$85.81	$70.57
S&P Oil & Gas Exploration & Production	$100.00	$89.41	$58.87	$78.22	$73.29	$58.99

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto provided in Item 8 of this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Operating results:
Oil, gas, and NGL sales	$2,297,645	$1,874,003	$1,221,218	$1,417,538	$2,372,829
Total revenues (1)	$2,339,017	$1,918,249	$1,257,345	$1,452,619	$2,424,176
Net income (loss) (2)	$791,851	$494,329	$(408,803)	$(2,579,604)	$526,498

Earnings (loss) per share to common stockholders:
Basic	$8.32	$5.19	$(4.38)	$(27.75)	$6.01
Diluted	$8.32	$5.19	$(4.38)	$(27.75)	$6.00
Cash dividends declared per share	$0.68	$0.32	$0.32	$0.64	$0.64

Cash flow data:
Net cash provided by operating activities (3)	$1,550,994	$1,096,564	$625,849	$725,728	$1,632,925
Net cash used by investing activities	$(1,085,618)	$(1,265,897)	$(692,410)	$(1,008,605)	$(1,740,467)
Net cash (used) provided by financing activities (3)	$(65,244)	$(83,009)	$(59,945)	$656,397	$508,873

	December 31,
	2018	2017	2016	2015	2014
	(in thousands, except proved reserves amounts)
Balance sheet data:
Cash and cash equivalents	$800,666	$400,534	$652,876	$779,382	$405,862
Oil and gas properties, net (2)	$3,715,330	$3,241,530	$2,354,267	$2,741,282	$6,637,796
Goodwill	$620,232	$620,232	$620,232	$620,232	$620,232
Total assets (2) (4)	$6,062,084	$5,042,639	$4,237,724	$4,708,422	$8,442,554
Deferred income tax liability (asset)	$334,473	$101,618	$(55,835)	$157,162	$1,657,456
Long-term obligations:
Long-term debt (principal)	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Other	$200,564	$206,249	$184,444	$197,216	$193,629
Stockholders’ equity	$3,329,786	$2,568,278	$2,042,989	$2,458,357	$4,331,966

Proved Reserves:
Oil (MBbls)	146,538	137,238	105,878	107,798	118,992
Gas (Bcf)	1,591	1,608	1,471	1,517	1,667
NGL (MBbls)	179,436	153,860	130,633	124,277	125,273
Total (MBOE)	591,195	559,037	481,748	484,901	522,054
________________________________________

(1)
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. Application of ASC 606 has no impact on our net income or cash flows from operations; however, certain costs classified as Transportation, processing, and other operating in the statement of operations under prior accounting standards are now reflected as deductions from revenue. The adoption of ASC 606 reduced revenue for the year ended December 31, 2018 by $44.8 million from what it would have been under prior accounting standards.

(2)
During 2016 and 2015, we recorded non-cash full cost ceiling test impairments of our oil and gas properties totaling $757.7 million ($481.4 million, net of tax) and $4.03 billion ($2.56 billion, net of tax), respectively.

(3)
We adopted Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017. Pursuant to ASU 2016-09, we adjusted the statements of cash flows for all prior periods presented. For the years ended December 31, 2016, 2015, and 2014, we decreased cash outflows for operating activities and cash inflows for financing activities by $26.6 million, $34.2 million, and $13.6 million, respectively, for the payment of employee tax withholdings on the net settlement of equity-classified awards and for excess tax benefits, as applicable.

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

Our principal business objective is to increase shareholder value through the profitable long-term growth of our proved reserves and production while seeking to minimize our impact on the communities in which we operate for the long-term. Our strategy centers on maximizing cash flow from producing properties so that we can reinvest in exploration and development opportunities and provide cash returns to shareholders through increasing dividends. We consider merger and acquisition opportunities that enhance our competitive position and we occasionally divest non-core assets.

On August 31, 2018, we closed on the divestiture of oil and gas properties principally located in Ward County, Texas for a sales price of $544.5 million, as adjusted to reflect the resolution of all asserted defects. As of December 31, 2018, we have received $534.6 million in net cash proceeds as adjusted for customary closing adjustments to reflect an effective date of April 1, 2018 and transaction costs. Final settlement, which will reflect customary post-closing adjustments, is scheduled to occur by the end of first quarter 2019. This divestiture did not significantly alter the relationship between capitalized costs and proved reserves, therefore, in accordance with the full cost method of accounting, no gain or loss was recognized. This divestiture is part of our continuous portfolio optimization and high-grading of our investment opportunities.

On November 18, 2018, we entered into an agreement and plan of merger to acquire Resolute Energy Corporation (“Resolute”) in a cash and stock transaction valued at a total purchase price of approximately $1.6 billion, including the assumption of Resolute’s long-term debt, which was $710 million as of September 30, 2018. Under the terms of the agreement, Resolute shareholders will have the right to receive 0.3943 shares of Cimarex common stock, $35.00 per share in cash, or a combination of $14.00 per share in cash and 0.2366 shares of Cimarex common stock. The amount of stock and cash is subject to proration for a total stock and cash mix of 60% and 40%, respectively. This pending acquisition will expand Cimarex’s footprint in Reeves County, Texas by 21,100 net acres that are complementary to our existing Reeves County position. The transaction, which is expected to be completed by the end of the first quarter 2019, is subject to the approval of Resolute shareholders, which includes voting agreements with certain shareholders that collectively beneficially own approximately 26% of the outstanding Resolute voting power and the satisfaction of certain regulatory approvals and other customary closing conditions.

We believe that detailed technical analysis, operational focus, and a disciplined capital investment process mitigate risk and position us to continue to achieve profitable increases in proved reserves and production. Our drilling inventory and limited long-term commitments provide the flexibility to respond quickly to industry volatility.

Our investments are generally funded with cash flow provided by operating activities together with cash on hand, bank borrowings, sales of non-strategic assets, and, from time to time, public financing based on our monitoring of capital markets and our balance sheet. Conservative use of leverage has long been a part of our financial strategy. We believe that maintaining a strong balance sheet mitigates financial risk and enables us to withstand unpredictable fluctuations in commodity prices.

Market Conditions

The oil and gas industry is cyclical and commodity prices can fluctuate significantly. We expect this volatility to persist. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, inventory storage levels, weather conditions, and other factors.

During 2018, as compared to 2017, market prices for oil have improved, while market prices for gas have declined. During 2018, average NYMEX oil and gas prices were $64.77 per barrel and $3.09 per Mcf, respectively, representing an increase of 27% and a decrease of 1%, respectively, from the average NYMEX oil and gas prices for 2017. Local market prices for oil and gas can be impacted by pipeline capacity constraints limiting takeaway and increasing basis differentials. Gas production growth and pipeline constraints in the Permian Basin and Mid-Continent region and oil production growth and pipeline constraints in the Permian Basin have resulted in higher basis differentials and, therefore, lower realized prices. The average prices per barrel of oil and Mcf of gas that we realized were less than the WTI Cushing and Henry Hub indices by the amounts shown in the table below for the periods indicated.

	Average Price Differentials
2018	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Permian Basin oil	$9.82	$11.64	$14.34	$8.05	$3.12
Mid-Continent oil	$2.46	$2.33	$1.08	$2.18	$2.34
Permian Basin gas	$1.40	$2.21	$1.25	$1.31	$0.78
Mid-Continent gas	$0.86	$0.83	$0.94	$1.03	$0.70

2017
Permian Basin oil	$3.98	$3.99	$4.06	$4.14	$3.96
Mid-Continent oil	$3.52	$2.65	$2.99	$4.19	$5.10
Permian Basin gas	$0.39	$0.37	$0.29	$0.42	$0.43
Mid-Continent gas	$0.33	$0.33	$0.38	$0.34	$0.23

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

2018 Summary of Operating and Financial Results

•	Total daily production volumes increased 17% to 221.9 MBOE per day.

•	Oil volumes increased 18% to 67.7 MBbls per day.

•	Gas volumes increased 10% to 563.9 MMcf per day.

•	NGL volumes increased 27% to 60.3 MBbls per day.

•	Total production revenue increased 23% to $2.30 billion.

•	Year-end proved reserves increased 6% to 591.2 MMBOE, as compared to 559.0 MMBOE at year-end 2017.

•	Exploration and development capital investments were $1.57 billion, as compared to $1.28 billion in 2017.

•	Cash flow provided by operating activities increased 41% to $1.55 billion.

•	Cash on hand at December 31, 2018 was $800.7 million.
For the year ended December 31, 2018, we had net income of $791.9 million ($8.32 per diluted share) as compared to net income of $494.3 million ($5.19 per diluted share) in 2017. Production revenue in 2018 was positively impacted by increased production volumes across all products as well as increased realized oil and NGL commodity prices. Lower realized gas prices negatively impacted 2018. Year-over-year changes are discussed further in the RESULTS OF OPERATIONS section that follows.

Proved Reserves

Our proved reserves by region at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)
Permian Basin	727,985	116,378	96,533	334,241
Mid-Continent	861,440	29,908	82,826	256,307
Other	1,896	252	77	647
Total	1,591,321	146,538	179,436	591,195

	December 31, 2017
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)
Permian Basin	573,757	105,198	68,530	269,354
Mid-Continent	1,032,695	31,853	85,292	289,261
Other	1,183	187	38	422
Total	1,607,635	137,238	153,860	559,037

Year-end 2018 proved reserves increased approximately 6% to 591.2 MMBOE, compared to 559.0 MMBOE at year-end 2017. Proved gas reserves were 1.59 Tcf, proved oil reserves were 146.5 MMBbls, and proved NGL reserves were 179.4 MMBbls. Reserves in the Permian Basin accounted for 57% of our total proved reserves with nearly all of the remainder in our Mid-Continent region. See SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) in Item 8 for a more detailed discussion regarding year-over-year changes in our proved reserves.

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

RESULTS OF OPERATIONS

Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach, which we applied to contracts that were not completed as of that date. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. Application of ASC 606 has no impact on our net income or cash flows from operations; however, certain costs classified as Transportation, processing, and other operating in the statement of operations under prior accounting standards are now reflected as deductions from revenue under ASC 606. The following table presents the impact on our Oil sales, Gas sales, and NGL sales and on our Transportation, processing, and other operating costs from the application of ASC 606 in the current reporting period:

	Years Ended December 31,
	2018			2017	2016
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported	As Reported
Oil sales	$1,398,813	$—	$1,398,813	$981,646	$632,934
Gas sales	425,233	(16,482)	408,751	516,936	388,786
NGL sales	518,410	(28,329)	490,081	375,421	199,498
Total oil, gas, and NGL sales	$2,342,456	$(44,811)	$2,297,645	$1,874,003	$1,221,218

Transportation, processing, and other operating costs	$245,613	$(44,811)	$200,802	$231,640	$190,725

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

2018 Compared to 2017

Revenues

A decrease in realized gas prices as well as the impact of ASC 606, as discussed above, negatively impacted our revenues in 2018 as compared to 2017. However, increases in production volumes and realized oil and NGL prices in 2018 as compared to 2017 more than offset declines in gas sales, causing our revenues to increase by $423.6 million, or 23%, from prior year. The following table shows our production revenues for 2018 and 2017 as well as the change in revenues due to changes in prices and volumes.

	Years Ended December 31,				Price / Volume Variance
Production Revenue (in thousands)	2018	2017	Variance Between 2018 / 2017		Price	Volume	Total
Oil sales	$1,398,813	$981,646	$417,167	42%	$235,981	$181,186	$417,167
Gas sales	408,751	516,936	(108,185)	(21)%	(158,494)	50,309	(108,185)
NGL sales	490,081	375,421	114,660	31%	14,736	99,924	114,660
	$2,297,645	$1,874,003	$423,642	23%	$92,223	$331,419	$423,642

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices. The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price. During 2018 and 2017, 77% and 78%, respectively, of our oil production was in the Permian Basin with the majority of the remainder in the Mid-Continent region. Our realized prices do not include settlements of commodity derivative contracts.

	Years Ended December 31,			Variance Between 2018 / 2017
	2018		2017
Oil
Total volume — MBbls	24,710		20,861	3,849	18%
Total volume — MBbls per day	67.7		57.2	10.5	18%
Percentage of total production	31%		30%
Average realized price — per barrel	$56.61		$47.06	$9.55	20%
Average WTI Midland price — per barrel	$58.31		$50.45	$7.86	16%
Average WTI Cushing price — per barrel	$64.77		$50.94	$13.83	27%

Gas
Total volume — MMcf	205,837		187,468	18,369	10%
Total volume — MMcf per day	563.9		513.6	50.3	10%
Percentage of total production	42%		45%
Average realized price — per Mcf	$1.99	(1)	$2.76	$(0.77)	(28)%
Average Henry Hub price — per Mcf	$3.09		$3.11	$(0.02)	(1)%

NGL
Total volume — MBbls	21,994		17,374	4,620	27%
Total volume — MBbls per day	60.3		47.6	12.7	27%
Percentage of total production	27%		25%
Average realized price — per barrel	$22.28	(2)	$21.61	$0.67	3%

Total
Total production — MBOE	81,010		69,479	11,531	17%
Total production — MBOE per day	221.9		190.4	31.5	17%
Average realized price — per BOE	$28.36	(3)	$26.97	$1.39	5%
________________________________________

(1)	ASC 606 reduced the average realized gas price by $0.08 per Mcf for the year ended December 31, 2018.

(2)	ASC 606 reduced the average realized NGL price by $1.29 per barrel for the year ended December 31, 2018.

(3)	ASC 606 reduced the average realized total price by $0.56 per BOE for the year ended December 31, 2018.

Our 2018 daily production volumes were 221.9 MBOE, a 17% increase from 2017. This increase is the result of increased drilling and completion activity during 2018 as compared to 2017. See Production Volumes, Prices, and Costs and Exploration and Development Overview in Items 1 and 2 of this report for production information by region and a discussion of our drilling activities.

Other Revenues

We transport, process, and market some third-party gas that is associated with our equity gas. We market and sell gas for other working interest owners under short term agreements and may earn a fee for such services. The table below reflects income from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Years Ended December 31,		Variance Between 2018 / 2017
Gas Gathering and Marketing (in thousands):	2018	2017
Gas gathering and other	$41,180	$43,751	$(2,571)
Gas marketing	$192	$495	$(303)

Fluctuations in revenues from gas gathering and gas marketing activities are a function of increases and decreases in volumes, commodity prices, and gathering rate charges. The decreases from 2017 are primarily due to lower rates and decreases in prices and volumes.

Operating Costs and Expenses

Costs associated with producing oil and gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume of production, others are a function of the number of wells we own, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing.

Total operating costs and expenses of $1.29 billion in 2018 were 11% higher than the $1.17 billion incurred in 2017. The primary drivers of the increase were depletion, taxes other than income, production expense, and other operating expense, with these being partially offset by lower transportation and processing and increased gains on derivative instruments. The following table shows our operating costs and expenses for the years indicated and a discussion of year-over-year differences follows.

	Years Ended December 31,		Variance Between 2018 / 2017	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2018	2017		2018	2017
Depreciation, depletion, and amortization	$590,473	$446,031	$144,442	$7.29	$6.42
Asset retirement obligation	7,142	15,624	(8,482)	$0.09	$0.22
Production	293,213	262,180	31,033	$3.62	$3.77
Transportation, processing, and other operating	200,802	231,640	(30,838)	$2.48	$3.33
Gas gathering and other	41,964	35,840	6,124	$0.52	$0.52
Taxes other than income	125,169	89,864	35,305	$1.55	$1.29
General and administrative	80,850	79,996	854	$1.00	$1.15
Stock compensation	22,895	26,256	(3,361)	$0.28	$0.38
Gain on derivative instruments, net	(85,959)	(21,210)	(64,749)	N/A	N/A
Other operating expense, net	15,500	1,314	14,186	N/A	N/A
	$1,292,049	$1,167,535	$124,514
Depreciation, Depletion, and Amortization
Depletion of our producing properties is computed using the units-of-production method.  The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production.  Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation.  Higher prices generally have the effect of increasing reserves, which reduces depletion expense.  Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense.  The cost of replacing production also impacts our depletion expense.  In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. While the increase in oil prices has more than offset the decrease in gas prices during 2018 as compared to 2017, thus increasing our reserves, the increase in production combined with our ongoing exploration and development capital expenditures throughout 2018 have resulted in an overall increase in depletion expense.
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

	Years Ended December 31,		Variance Between 2018 / 2017	Per BOE
DD&A Expense (in thousands, except per BOE)	2018	2017		2018	2017
Depletion	$538,919	$399,328	$139,591	$6.65	$5.75
Depreciation	51,554	46,703	4,851	0.64	0.67
	$590,473	$446,031	$144,442	$7.29	$6.42
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
Asset retirement obligation expense decreased 54%, or $8.5 million, compared to 2017. The expense in 2017 included $10.5 million for the estimated liability to decommission two offshore properties in the Gulf of Mexico in which we were a prior lessee. In January 2018, the Bureau of Safety and Environmental Enforcement (“BSEE”) notified us and other prior lessees that the current lessee of the properties had filed a petition for relief under the bankruptcy code and, as a result, had defaulted on its obligation to decommission the properties. Consequently, BSEE ordered us and other prior lessees to decommission all wells, pipelines, platforms, and other facilities related to these properties. Our estimate of our liability may change as we refine our understanding of the extent of our obligations under the orders from BSEE and obtain additional information on decommissioning costs.
Production
Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense).  Production expense also includes well workover activity necessary to maintain production from existing wells.  Production expense consists of lease operating expense and workover expense as follows:

	Years Ended December 31,		Variance Between 2018 / 2017	Per BOE
Production Expense (in thousands, except per BOE)	2018	2017		2018	2017
Lease operating expense	$241,885	$215,148	$26,737	$2.99	$3.10
Workover expense	51,328	47,032	4,296	0.63	0.67
	$293,213	$262,180	$31,033	$3.62	$3.77

Through efficiency gains and increasing daily production by 17% during 2018 as compared to 2017, we reduced our per unit lease operating expense by 4% between these two periods. On an absolute basis, lease operating expense in 2018 increased 12%, or $26.7 million, compared to 2017.  The increase was primarily caused by increases in the following costs: (i) equipment rental, primarily additional compressors, (ii) saltwater disposal costs, due to increased water volumes, (iii) tank battery and processing equipment and maintenance, primarily due to the addition of new wells, (iv) contract pumpers, (v) environmental compliance, primarily emissions-related, (vi) electricity, primarily due to the addition of new wells, and (vii) chemicals and treating, due to increased water volumes.

Workover expense increased 9%, or $4.3 million, during 2018 as compared to 2017. During 2018, we had more workover projects than we did in 2017. During 2018, we incurred the majority of our workover expense on major well workovers and artificial lift conversions, with artificial lift conversions being the largest increase from 2017. Partially offsetting the increase in expense on workover projects was the receipt of insurance proceeds during 2018 related to a previous flood and line rupture. Remediation and repairs for these events were charged to workover expense at the time incurred. Generally, workover costs will fluctuate based on the amount of maintenance and remedial activity required during the period.
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
Transportation, processing, and other operating costs in 2018 were 13%, or $30.8 million, lower than in 2017. This decrease is due to our adoption of ASC 606 effective January 1, 2018, whereby certain transportation and processing costs are now reclassified out of transportation, processing, and other operating costs and are treated as a deduction from revenue. The adoption of ASC 606 reduced Transportation, processing, and other operating costs by $44.8 million in 2018. The reduction was partially offset by increased costs due to increased production volumes. See Note 1 to the Consolidated Financial Statements for additional information regarding the adoption of ASC 606.
Gas Gathering and Other
Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses.  Gas gathering and other in 2018 was 17%, or $6.1 million, higher than in 2017.  The increase was primarily due to overall increases in operating costs partially offset by lower product costs associated with processing third-party production due to lower volumes and prices.
Taxes Other than Income
Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.  Production taxes make up the majority of this expense for us, with revenue-based production taxes being the largest component of these taxes.  In 2018, taxes other than income increased 39%, or $35.3 million, from 2017.  This increase is primarily due to the increase in revenue in 2018 as well as due to increased ad valorem taxes in 2018 due to higher assessed valuations and new wells. Both years include credits for tax refunds. We had $15.7 million in credits in 2018, primarily for Texas marketing cost deduction refunds. We had $9.6 million in credits in 2017, primarily for Texas high-cost gas well refunds. Taxes other than income were 5.4% and 4.8% of production revenues for 2018 and 2017, respectively.
General and Administrative
General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred.  Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting.  The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized was 47% and 49% during 2018 and 2017, respectively. The table below shows our G&A costs.

	Years Ended December 31,		Variance Between 2018 / 2017
General and Administrative Expense (in thousands):	2018	2017
Gross G&A	$152,827	$156,389	$(3,562)
Less amounts capitalized to oil and gas properties	(71,977)	(76,393)	4,416
G&A expense	$80,850	$79,996	$854

Stock Compensation
Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties.  We have recognized stock-based compensation cost as follows:

	Years Ended December 31,		Variance Between 2018 / 2017
Stock Compensation Expense (in thousands):	2018	2017
Restricted stock awards:
Performance stock awards	$23,083	$26,020	$(2,937)
Service-based stock awards	20,385	19,746	639
	43,468	45,766	(2,298)
Stock option awards	2,456	2,599	(143)
Total stock compensation cost	45,924	48,365	(2,441)
Less amounts capitalized to oil and gas properties	(23,029)	(22,109)	(920)
Stock compensation expense	$22,895	$26,256	$(3,361)

Periodic stock compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The decrease in total stock compensation cost in 2018 as compared to 2017 is primarily due to performance stock award forfeitures during the second quarter 2018. Our accounting policy is to account for forfeitures in compensation cost when they occur, therefore, all the previously recognized expense on the forfeited award is reversed at the time of forfeiture.
Gain on Derivative Instruments, Net
Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments.  We have elected not to designate our derivatives as hedging instruments for accounting purposes and, therefore, we do not apply hedge accounting treatment to our derivative instruments.  Consequently, changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating costs and expenses as either a net gain or loss on derivative instruments.  Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows. The following table presents the components of Gain on derivative instruments, net for the years indicated.  See Note 4 to the Consolidated Financial Statements for additional information regarding our derivative instruments.

	Years Ended December 31,		Variance Between 2018 / 2017
Gain on Derivative Instruments, Net (in thousands):	2018	2017
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$15,742	$(40,226)	$55,968
Oil contracts	(126,130)	17,383	(143,513)
	(110,388)	(22,843)	(87,545)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(13,794)	(4,557)	(9,237)
Oil contracts	38,223	6,190	32,033
	24,429	1,633	22,796
Gain on derivative instruments, net	$(85,959)	$(21,210)	$(64,749)
Other Operating Expense, Net
Other operating expense, net increased $14.2 million in 2018 as compared to 2017. This expense is comprised primarily of litigation settlements and allowance for doubtful accounts adjustments. The increase in expense in 2018 is due to a $14.2 million increase in litigation settlements.

Other Income and Expense

	Years Ended December 31,		Variance Between 2018 / 2017
Other Income and Expense (in thousands):	2018	2017
Interest expense	$68,224	$74,821	$(6,597)
Capitalized interest	(20,855)	(22,948)	2,093
Loss on early extinguishment of debt	—	28,187	(28,187)
Other, net	(22,908)	(11,342)	(11,566)
	$24,461	$68,718	$(44,257)
The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is the amortization of debt issuance costs and discount, as well as miscellaneous interest expense. See LIQUIDITY AND CAPITAL RESOURCES Long-Term Debt below for further information regarding our debt. The decrease in interest expense in 2018 as compared to 2017 is due to the completion of a tender offer and redemption of $750 million 5.875% senior notes and the issuance of $750 million 3.90% senior notes, both of which occurred during the second quarter of 2017. The $28.2 million loss on early extinguishment of debt incurred during 2017 was also associated with the debt tender offer and redemption. The loss was composed primarily of tender and redemption premiums of $22.6 million and the write-off of $5.3 million of unamortized debt issuance costs.  The original maturity date of the 5.875% notes was May 1, 2022.
We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets.  Capitalized interest will fluctuate based on the rates applicable to borrowings outstanding during the period and the amount of costs subject to interest capitalized. The amount of costs subject to interest capitalization was lower in 2018 as compared to 2017, thus reducing our capitalized interest in 2018. Also contributing to lower capitalized interest in 2018 was a lower average interest rate on borrowings outstanding due to the replacement of our 5.875% notes with 3.90% notes in the second quarter of 2017.
Other, net includes interest income of $11.1 million and $5.4 million in 2018 and 2017, respectively. The increase in interest income in 2018 is primarily due to the cash proceeds we received from our Ward County property divestiture at the end of August 2018, which we subsequently invested the majority of in short-term interest-bearing accounts. Additionally, interest rates have increased throughout 2017 and 2018. Other components of Other, net include miscellaneous income and expense items that vary from period to period, including gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous fixed asset sales, and income and expense associated with other non-operating activities.
Income Tax Expense (Benefit)
The components of our provision for income taxes are as follows:

	Years Ended December 31,		Variance Between 2018 / 2017
Income Tax Expense (Benefit) (in thousands):	2018	2017
Current tax benefit	$(2,624)	$(2,812)	$188
Deferred tax expense	233,280	190,479	42,801
	$230,656	$187,667	$42,989

Combined federal and state effective income tax rate	22.6%	27.5%

On December 22, 2017, the United States enacted H.R.1 (Public Law 115-97), commonly referred to as the Tax Cuts and Jobs Act or U.S. Tax Reform. H.R.1, among other things, includes changes to U.S. federal tax rates, imposes new limitations on the utilization of net operating losses and the deductibility of interest and executive compensation, allows for the expensing of capital expenditures, and eliminates the corporate Alternative Minimum Tax. We remeasured the deferred tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. income tax rate from 35% to 21% for years after 2017 and, as a result of this remeasurement, we recorded an income tax benefit of $61.1 million and a corresponding $61.1 million decrease in the net deferred tax liabilities as of December 31, 2017. We believe the accounting for the effects of H.R.1 recognized in the December 31, 2017 financial statements is materially complete. During 2018, no other adjustments were made. As a result of H.R.1, we expect our effective tax rate in future periods will be lower than in periods prior to enactment. In addition, the limitations on utilization of net operating losses and deductibility of interest and executive compensation may result in the payment of cash taxes earlier than expected.

Our combined federal and state effective tax rates, as shown above, differ from the statutory rate primarily due to state income taxes, non-deductible expenses, revisions, and the impact of changes in tax law. See Note 9 to the Consolidated Financial Statements for further information regarding our income taxes.

RESULTS OF OPERATIONS

2017 Compared to 2016

Summary

For the year ended December 31, 2017, we had net income of $494.3 million ($5.19 per diluted share), up from a net loss of $408.8 million ($4.38 per diluted share) in 2016. Production revenue in 2017 was positively impacted by increased realized commodity prices and production volumes. Lower commodity prices negatively impacted 2016, including resulting in $757.7 million of impairments of our oil and gas properties in that year. Year-over-year changes are discussed further as follows. Also refer to the “2018 Compared to 2017” section above for general information regarding various statement of operations line items.

Revenues

Realized prices and production volumes were higher in 2017 as compared to 2016, which caused our revenues to increase by $652.8 million, or 53%, from the prior year. The following table shows our production revenue for the years indicated as well as the change in revenue due to changes in prices and volumes.

	Years Ended December 31,				Price / Volume Variance
Production Revenue (in thousands)	2017	2016	Variance Between 2017 / 2016		Price	Volume	Total
Oil sales	$981,646	$632,934	$348,712	55%	$182,742	$165,970	$348,712
Gas sales	516,936	388,786	128,150	33%	84,361	43,789	128,150
NGL sales	375,421	199,498	175,923	88%	131,347	44,576	175,923
	$1,874,003	$1,221,218	$652,785	53%	$398,450	$254,335	$652,785

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices. The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price. During 2017 and 2016, 78% and 80%, respectively, of our oil production was in the Permian Basin with the majority of the remainder in the Mid-Continent region. Our realized prices do not include settlements of commodity derivative contracts.

	Years Ended December 31,		Variance Between 2017 / 2016
	2017	2016
Oil
Total volume — MBbls	20,861	16,528	4,333	26%
Total volume — MBbls per day	57.2	45.2	12.0	27%
Percentage of total production	30%	28%
Average realized price — per barrel	$47.06	$38.30	$8.76	23%
Average WTI Midland price — per barrel	$50.45	$43.34	$7.11	16%
Average WTI Cushing price — per barrel	$50.94	$43.32	$7.62	18%

Gas
Total volume — MMcf	187,468	168,227	19,241	11%
Total volume — MMcf per day	513.6	459.6	54.0	12%
Percentage of total production	45%	48%
Average realized price — per Mcf	$2.76	$2.31	$0.45	19%
Average Henry Hub price — per Mcf	$3.11	$2.46	$0.65	26%

NGL
Total volume — MBbls	17,374	14,200	3,174	22%
Total volume — MBbls per day	47.6	38.8	8.8	23%
Percentage of total production	25%	24%
Average realized price — per barrel	$21.61	$14.05	$7.56	54%

Total
Total production — MBOE	69,479	58,765	10,714	18%
Total production — MBOE per day	190.4	160.6	29.8	19%
Average realized price — per BOE	$26.97	$20.78	$6.19	30%

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

	Years Ended December 31,		Variance Between 2017 / 2016	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2017	2016		2017	2016
Impairment of oil and gas properties	$—	$757,670	$(757,670)	N/A	N/A
Depreciation, depletion, and amortization	446,031	392,348	53,683	$6.42	$6.68
Asset retirement obligation	15,624	7,828	7,796	$0.22	$0.13
Production	262,180	232,002	30,178	$3.77	$3.95
Transportation, processing, and other operating	231,640	190,725	40,915	$3.33	$3.25
Gas gathering and other	35,840	31,785	4,055	$0.52	$0.54
Taxes other than income	89,864	61,946	27,918	$1.29	$1.05
General and administrative	79,996	73,901	6,095	$1.15	$1.26
Stock compensation	26,256	24,523	1,733	$0.38	$0.42
(Gain) loss on derivative instruments, net	(21,210)	55,749	(76,959)	N/A	N/A
Other operating expense, net	1,314	755	559	N/A	N/A
	$1,167,535	$1,829,232	$(661,697)

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

Depreciation, Depletion, and Amortization

Depletion increased by $53.3 million, or 15%, during 2017 as compared to 2016. While prices increased in 2017 from 2016, thus increasing our reserves, so too did our exploration and development expenditures and activities, thus increasing our proved oil and gas properties and future development costs, causing an overall increase in depletion expense. DD&A consisted of the following for the years indicated:

	Years Ended December 31,		Variance Between 2017 / 2016	Per BOE
DD&A Expense (in thousands, except per BOE)	2017	2016		2017	2016
Depletion	$399,328	$346,003	$53,325	$5.75	$5.89
Depreciation	46,703	46,345	358	0.67	0.79
	$446,031	$392,348	$53,683	$6.42	$6.68

Asset Retirement Obligation

Asset retirement obligation expense is typically primarily comprised of accretion expense. Asset retirement obligation expense includes $10.5 million in 2017 for the estimated liability to decommission two offshore properties in the Gulf of Mexico in which we were a prior lessee. See the “2018 Compared to 2017” section above for more information regarding this matter.

Production

Production costs consisted of lease operating expense and workover expense as follows:

	Years Ended December 31,		Variance Between 2017 / 2016	Per BOE
Production Expense (in thousands, except per BOE)	2017	2016		2017	2016
Lease operating expense	$215,148	$189,291	$25,857	$3.10	$3.22
Workover expense	47,032	42,711	4,321	0.67	0.73
	$262,180	$232,002	$30,178	$3.77	$3.95

Due to increased daily production in 2017, we reduced our per unit lease operating expense by 4% from 2016.  On an absolute basis, lease operating expense in 2017 increased 14%, or $25.9 million, compared to 2016. The increase was primarily caused by: (i) increased saltwater disposal costs primarily attributed to the addition of new wells and recompleted wells, (ii) increased labor costs primarily due to additional employees and salary and bonus increases, (iii) increased equipment maintenance costs, primarily the result of the addition of new wells, (iv) increased gas lift and fuel compression costs, and (v) increased chemicals and treating costs.

Workover expense increased by 10%, or $4.3 million, during 2017 as compared to 2016. During 2017, we had costlier major well workover projects than during 2016, which increased expense. This increase was partially offset by the receipt of partial insurance proceeds during 2017 related to a flooding event in 2015 and the subsequent remediation and repairs, the bulk of which took place in 2016. Generally, workover costs will fluctuate based on the amount of maintenance and remedial activity required during the period.
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

Taxes Other than Income
In 2017, taxes other than income increased 45%, or $27.9 million, from 2016.  This increase was primarily due to the increase in revenue seen between the comparable periods.  Taxes other than income were 4.8% and 5.1% of production revenues for 2017 and 2016, respectively. The percentage decreased from 2016 due to the approval of reduced tax rates on several of our high-cost gas wells in Texas and, as part of that process, approved severance tax refunds of $9.1 million.

General and Administrative

G&A costs consisted of the following:

	Years Ended December 31,		Variance Between 2017 / 2016
General and Administrative Expense (in thousands):	2017	2016
Gross G&A	$156,389	$146,432	$9,957
Less amounts capitalized to oil and gas properties	(76,393)	(72,531)	(3,862)
G&A expense	$79,996	$73,901	$6,095

The percentage of gross G&A capitalized was 49% and 50% during 2017 and 2016, respectively. G&A expense during 2017 was 8%, or $6.1 million, higher than during 2016.  This increase is primarily due to the following increases: (i) other employee compensation, primarily due to increased incentive bonus expense, (ii) insurance, (iii) consulting, (iv) salaries and wages, due to additional employees and salary increases, and (v) charitable donations. These increases were partially offset by decreased severance expense due to a voluntary early retirement incentive program, which included severance pay, that was offered to certain employees during 2016.
Stock Compensation
We recognized stock-based compensation cost as follows:

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

	Years Ended December 31,		Variance Between 2017 / 2016
(Gain) Loss on Derivative Instruments, Net (in thousands):	2017	2016
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$(40,226)	$27,462	$(67,688)
Oil contracts	17,383	35,724	(18,341)
	(22,843)	63,186	(86,029)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(4,557)	(6,467)	1,910
Oil contracts	6,190	(970)	7,160
	1,633	(7,437)	9,070
(Gain) loss on derivative instruments, net	$(21,210)	$55,749	$(76,959)
Other Income and Expense

	Years Ended December 31,		Variance Between 2017 / 2016
Other Income and Expense (in thousands):	2017	2016
Interest expense	$74,821	$83,272	$(8,451)
Capitalized interest	(22,948)	(21,248)	(1,700)
Loss on early extinguishment of debt	28,187	—	28,187
Other, net	(11,342)	(10,707)	(635)
	$68,718	$51,317	$17,401

The decrease in interest expense in 2017 as compared to 2016 was due to the completion of a tender offer and redemption of $750 million 5.875% senior notes and the issuance of $750 million 3.90% senior notes, which occurred during the second quarter of 2017. The $28.2 million loss on early extinguishment of debt incurred during 2017 was also associated with the debt tender offer and redemption. The loss was composed primarily of tender and redemption premiums of $22.6 million and the write-off of $5.3 million of unamortized debt issuance costs.  The original maturity date of the 5.875% notes was May 1, 2022.

There were higher capitalized costs subject to interest capitalization in 2017 as compared to 2016 due to our increased capitalized expenditures. However, the impact of the increase in capitalized interest was largely offset by the lower interest rate on borrowings outstanding due to the replacement of our 5.875% notes with 3.90% notes in the second quarter of 2017.

Other, net includes interest income of $5.4 million and $3.7 million in 2017 and 2016, respectively. Interest rates were raised once at the end of 2016 and three times in 2017, increasing our interest income earned on our short-term investments. Other components of Other, net consist of miscellaneous income and expense items that vary from period to period, including gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax Expense (Benefit)
The components of Income Tax Expense (Benefit) were as follows:

	Years Ended December 31,		Variance Between 2017 / 2016
Income Tax Expense (Benefit) (in thousands):	2017	2016
Current tax benefit	$(2,812)	$(1,115)	$(1,697)
Deferred tax expense (benefit)	190,479	(213,286)	403,765
	$187,667	$(214,401)	$402,068

Combined federal and state effective income tax rate	27.5%	34.4%

On December 22, 2017, the United States enacted H.R.1 (Public Law 115-97), commonly referred to as the Tax Cuts and Jobs Act or U.S. Tax Reform. We remeasured the deferred tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. income tax rate from 35% to 21% for years after 2017 and, as a result of this remeasurement, we recorded an income tax benefit of $61.1 million and a corresponding $61.1 million decrease in the net deferred tax liabilities as of December 31, 2017. See the “2018 Compared to 2017” section above for more information regarding this matter.

Our combined federal and state effective tax rates, as shown above, differed from the statutory rate at the time of 35% primarily due to state income taxes, non-deductible expenses, revisions, and the impact of changes in tax law. See Note 9 to the Consolidated Financial Statements for further information regarding our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We strive to maintain an adequate liquidity level to address volatility and risk.  Sources of liquidity include our cash flow from operations, cash on hand, available borrowing capacity under our revolving credit facility, proceeds from sales of non-core assets, including our Ward County asset sale that closed in August 2018, and, from time to time, public financings based on our monitoring of capital markets and our balance sheet.
Our liquidity is highly dependent on prices we receive for the oil, gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital, and future rate of growth.  See RESULTS OF OPERATIONS Revenues above for further information regarding the impact realized prices have had on our 2018 earnings.

In connection with the expected closing of our acquisition of Resolute, we anticipate utilizing cash on hand to fund the cash portion of the merger consideration, acquisition fees and expenses, and the repayment of the outstanding balance on Resolute’s revolving credit facility, all of which we estimate will be between $600 million and $630 million. In addition, we intend to redeem and repay the $600 million senior notes of Resolute. This transaction is expected to close in the first quarter of 2019.

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program.  We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility.  Based on current economic conditions, and assuming the successful acquisition of Resolute, our 2019 exploration and development (“E&D”) expenditures are projected to range from $1.35 billion to $1.45 billion.  Investments in gathering, processing, and other infrastructure are expected to be an additional $60 million to $70 million for 2019.  See Capital Expenditures below for information regarding our 2018 E&D activities.

We periodically use derivative instruments to mitigate volatility in commodity prices.  At December 31, 2018, we had derivative contracts covering a portion of our 2019 and 2020 production.  Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels.  See Note 4 to the Consolidated Financial Statements for information regarding our derivative instruments.

We believe our conservative use of leverage, strong balance sheet, and hedging activities will mitigate our exposure to lower prices.  Cash and cash equivalents at December 31, 2018 were $800.7 million.  At December 31, 2018, our long-term debt consisted of $1.50 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024 and $750 million 3.90% notes due in 2027.  At December 31, 2018, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $997.5 million.  See Long-Term Debt below for more information regarding our debt.
Our debt to total capitalization ratio at December 31, 2018 was 31%, down from 37% at December 31, 2017.  This ratio is calculated by dividing the principal amount of long-term debt by the sum of (i) the principal amount of long-term debt and (ii) total stockholders’ equity, with all numbers coming directly from the Consolidated Balance Sheet.  Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.
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

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$1,550,994	$1,096,564	$625,849
Net cash used by investing activities	$(1,085,618)	$(1,265,897)	$(692,410)
Net cash used by financing activities	$(65,244)	$(83,009)	$(59,945)

Net cash provided by operating activities in 2018 was $1.55 billion, up $454.4 million, or 41%, from $1.10 billion in 2017. The increase was primarily a result of higher revenues due to higher production volumes and realized oil and NGL prices in 2018. Also contributing to the increase was a decreased investment in working capital, primarily caused by the timing of cash receipts of accounts receivable. These increases were partially offset by increased net operating expenses, primarily production expense and taxes other than income, and increased cash outflows for settlements of derivative instruments. Net cash provided by operating activities in 2017 was $1.10 billion, up $470.7 million, or 75%, from $625.8 million in 2016. The increase was primarily a result of higher revenue due to higher realized prices and production volumes in 2017. This increase was partially offset by increased operating expenses and an increased investment in working capital. See RESULTS OF OPERATIONS above for more information regarding year-over-year changes in revenue and operating expenses.

In 2018, net cash used by investing activities was $1.09 billion, compared to $1.27 billion and $692.4 million in 2017 and 2016, respectively. The majority of our cash flows used by investing activities are for E&D capital expenditures, which, as reflected in the statements of cash flows, were $1.57 billion, $1.23 billion, and $699.6 million in 2018, 2017, and 2016, respectively. Our other capital expenditures, which are primarily for our midstream assets, were $103.5 million, $45.4 million, and $22.2 million in 2018, 2017, and 2016, respectively. In 2018, cash outflows for capital expenditures were partially offset by proceeds from asset sales of $584.4 million, which includes $534.6 million in net cash proceeds from the August 2018 divestiture of oil and gas properties principally located in Ward County, Texas for which the final cash settlement, which will reflect customary post-closing adjustments, is scheduled to occur by the end of first quarter 2019. Net cash proceeds from other asset sales totaled $49.9 million, $12.6 million, and $29.4 million in 2018, 2017, and 2016, respectively. These asset sales are primarily for the divestiture of non-core oil and gas properties.

Net cash used by financing activities was $65.2 million, $83.0 million, and $59.9 million in 2018, 2017, and 2016, respectively. All years include the payment of dividends, the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and the receipt of proceeds from stock option exercises. Dividends paid were $55.2 million, $30.5 million, and $38.0 million in 2018, 2017, and 2016, respectively. During the years presented, we have declared cash dividends quarterly, paying them in the following quarter. We paid dividends totaling $0.58 per share, $0.32 per share, and $0.40 per share in 2018, 2017, and 2016, respectively. We paid employee income tax withholdings on the net settlement of stock awards totaling $12.1 million,

$21.7 million, and $26.6 million in 2018, 2017, and 2016, respectively. Cash proceeds received from stock option exercises were $2.2 million, $0.4 million, and $4.8 million, in 2018, 2017, and 2016, respectively. Additionally, 2017 included: (i) the early extinguishment of $750 million 5.875% senior notes, which included $22.6 million of tender and redemption premiums and (ii) the issuance of $750 million 3.90% senior notes at 99.748% of par for proceeds of $748.1 million, paying $6.3 million in underwriting, financing, and other costs.
Capital Expenditures

The following table reflects capitalized expenditures for oil and gas acquisitions, exploration, and development activities, net of property sales:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Acquisitions:
Proved	$62	$938	$2,678
Unproved	26,216	6,853	11,865
	26,278	7,791	14,543
Exploration and development:
Land and seismic	82,791	140,516	61,870
Exploration and development	1,487,453	1,140,548	672,882
	1,570,244	1,281,064	734,752
Property sales	(581,799)	(11,680)	(24,687)
	$1,014,723	$1,277,175	$724,608

Amounts in the table above are presented on an accrual basis. Oil and gas capital expenditures and sales of oil and gas assets in the Consolidated Statements of Cash Flows reflect capital expenditures on a cash basis, when payments are made and proceeds received.

We increased our 2018 E&D expenditures 23% to $1.57 billion compared to $1.28 billion in 2017. Approximately 70% of our 2018 E&D expenditures were in the Permian Basin and 30% were in the Mid-Continent. During 2018, we completed or participated in the completion of 349 gross (122.1 net) wells, of which we operated 146 gross (105.8 net) wells. See Items 1 and 2 of this report for further information regarding our oil and gas properties.

Approximately 85% of our planned 2019 E&D capital investment of $1.35 billion to $1.45 billion is expected to be invested in the Permian Basin and most of the remainder in the Mid-Continent.

As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success. We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to fund our 2019 capital program and the acquisition of Resolute with cash flow from our operating activities, cash on hand, and borrowings under our credit facility. Sales of non-core assets and possible capital markets transactions may also be used to supplement funding of capital expenditures and acquisitions. The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time-to-time. See Long-Term Debt—Bank Debt below for further information regarding our credit facility.

On November 18, 2018, we entered into an agreement and plan of merger to acquire Resolute in a cash and stock transaction valued at a total purchase price of approximately $1.6 billion, including the assumption of Resolute’s long-term debt, which was $710 million as of September 30, 2018. Under the terms of the agreement, Resolute shareholders will have the right to receive 0.3943 shares of Cimarex common stock, $35.00 per share in cash, or a combination of $14.00 per share in cash and 0.2366 shares of Cimarex common stock. The amount of stock and cash is subject to proration for a total stock and cash mix of 60% and 40%, respectively. Assuming completion of the acquisition, Resolute’s former stockholders will own approximately 6.4% of our outstanding common stock based on shares outstanding for both companies as of January 18, 2019. The cash portion of the merger consideration, acquisition fees and expenses, and the repayment of the outstanding balance on Resolute’s revolving credit facility, all of which are estimated to be between $600 million and $630 million, are expected to be funded through cash on hand. In addition, we intend to redeem and repay the $600 million senior notes of Resolute. This acquisition will expand Cimarex’s footprint in Reeves County, Texas by 21,100 net acres that are complementary to our existing Reeves County position. The transaction, which is expected to be completed by the end of the first quarter 2019, is subject to the approval of Resolute shareholders and the satisfaction of certain regulatory approvals and other customary closing conditions.

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
Long-Term Debt

Long-term debt at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018			December 31, 2017
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Senior Notes	$750,000	$(4,439)	$745,561	$750,000	$(5,383)	$744,617
3.90% Senior Notes	750,000	(7,007)	742,993	750,000	(7,697)	742,303
Total long-term debt	$1,500,000	$(11,446)	$1,488,554	$1,500,000	$(13,080)	$1,486,920
 ________________________________________

(1)
At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.4 million and $1.6 million, respectively.  At December 31, 2017, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.9 million and $1.8 million, respectively. The 4.375% notes were issued at par.

Bank Debt

In October 2015, we entered into a senior unsecured revolving credit facility (“Credit Facility”) with an aggregate commitment of $1.0 billion, which matures October 16, 2020. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of December 31, 2018, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $997.5 million.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of December 31, 2018, we were in compliance with all of the financial and non-financial covenants.

At December 31, 2018 and 2017, we had $2.2 million and $3.4 million, respectively, of unamortized debt issuance costs associated with our Credit Facility that were recorded as deferred assets and included in “Other assets” in our balance sheets. The costs are being amortized to interest expense ratably over the life of the Credit Facility.

On February 5, 2019, we entered into an Amended and Restated Credit Agreement. Among other things, the amended and restated credit facility increases the aggregate commitment to $1.25 billion with an option to increase the commitment to $1.5 billion, and extends the maturity date to February 5, 2024.

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
Each of our senior unsecured notes is governed by an indenture containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of December 31, 2018. The effective interest rate on the 4.375% notes and the 3.90% notes, including the amortization of debt issuance costs and discount, as applicable, is 4.50% and 4.01%, respectively.
Working Capital Analysis

Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and E&D activities, changes in our oil and gas well equipment and supplies, and changes in the carrying value of our derivative instruments.

At December 31, 2018, we had working capital of $715.4 million, an increase of $459.4 million, or 179%, compared to working capital of $256.1 million at December 31, 2017.

Working capital increases consisted primarily of the following:

•
Cash and cash equivalents increased $400.1 million. This is primarily due to the receipt of $534.6 million in net cash proceeds from the August 2018 divestiture of oil and gas properties principally located in Ward County, Texas.

•	Our net current derivative instruments increased in value by $101.2 million from a net current liability at December 31, 2017 to a net current asset at December 31, 2018.

Working capital decreases consisted primarily of the following:

•Operations-related accounts payable and accrued liabilities increased $33.6 million.

•	Accrued liabilities related to our E&D expenditures increased $8.9 million.

Dividends

A quarterly cash dividend has been paid to stockholders every quarter since the first quarter of 2006. In February 2016, the quarterly dividend declared was decreased from $0.16 per share to $0.08 per share, where it remained through the fourth quarter of 2017. In the first and second quarters of 2018, we declared dividends of $0.16 per share and in the third and fourth quarters of 2018, we declared dividends of $0.18 per share. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. See Note 2 to the Consolidated Financial Statements for further information regarding dividends.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2018, our material off-balance sheet arrangements consisted of operating lease agreements, which are included in the table below.

Contractual Obligations and Material Commitments

At December 31, 2018, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands):	Total	1/1/19 - 12/31/19	1/1/20 - 12/31/21		1/1/22 - 12/31/23		1/1/24 and Thereafter
Long-term debt-principal (1)	$1,500,000	$—	$—		$—		$1,500,000
Long-term debt-interest (1)	429,094	60,844	124,125		124,125		120,000
Operating leases (2)	109,832	23,007	43,431		22,563		20,831
Unconditional purchase obligations (3)	64,593	24,263	27,967		6,900		5,463
Derivative liabilities	29,894	27,627	2,267		—		—
Asset retirement obligation (4)	166,904	14,146	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	36,926	1,390	2,903		5,048		27,585
	$2,337,243	$151,277	$200,693		$158,636		$1,673,879
 ________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of December 31, 2018 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of December 31, 2018.  See Note 3 to the Consolidated Financial Statements for additional information regarding our debt.

(2)	Operating leases include various lease commitments for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)
Of the total Unconditional purchase obligations, $36.0 million represents obligations for the purchase of sand for well completions and $27.8 million represents obligations for firm transportation agreements for gas pipeline capacity.

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
At December 31, 2018, we had estimated commitments of approximately: (i) $498.3 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $24.9 million to finish gathering system construction in progress.

At December 31, 2018, we had firm sales contracts to deliver approximately 316.9 Bcf of natural gas over the next 6.1 years.  If we do not deliver this gas, our estimated financial commitment, calculated using the January 2019 index price, would be approximately $814.7 million.  The value of this commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
In connection with gas gathering and processing agreements, we have volume commitments over the next 9.0 years.  If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of December 31, 2018, would be approximately $336.0 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines.  If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of December 31, 2018, would be approximately $57.3 million.  Of this total, we have accrued a liability of $2.5 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.
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

At year-end 2018, 15% of our total proved reserves are categorized as proved undeveloped reserves. Our reserve engineers review and revise these reserve estimates regularly, as new information becomes available.

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

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. During 2018, our total production revenue was comprised of 61% oil sales, 18% gas sales, and 21% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the periods indicated. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Market Conditions for further information regarding prices.

Impact on Revenue
	Change in Realized Price		Year Ended December 31, 2018
(in thousands)
Oil	± $1.00	per barrel	± $24,710
Gas	± $0.10	per Mcf	± $20,584
NGL	± $1.00	per barrel	± $21,994
± $67,288

We periodically enter into derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At December 31, 2018, we had oil and gas derivatives covering a portion of our 2019 and 2020 production, which were recorded as current and non-current assets and liabilities. At December 31, 2018, these derivatives had a gross asset fair value of $111.2 million and a gross liability fair value of $29.9 million. See Note 4 to the Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how hypothetical changes in the forward prices used to calculate the fair value of our derivatives would have impacted the fair value as of December 31, 2018.

		Impact on Fair Value
	Change in Forward Price	December 31, 2018
		(in thousands)
Oil	-$1.00	$7,718
Oil	+$1.00	$(7,539)
Gas	-$0.10	$5,670
Gas	+$0.10	$(5,606)

Interest Rate Risk

At December 31, 2018, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that will mature on June 1, 2024 and $750 million of 3.90% senior unsecured notes that will mature on May 15, 2027. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 3 and Note 5 to the Consolidated Financial Statements for additional information regarding our debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIMAREX ENERGY CO.

All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Cimarex Energy Co.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cimarex Energy Co. and subsidiaries (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Denver, Colorado
February 20, 2019

CIMAREX ENERGY CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$800,666	$400,534
Accounts receivable, net of allowance:
Trade	122,065	100,356
Oil and gas sales	315,063	344,552
Gas gathering, processing, and marketing	17,072	15,266
Oil and gas well equipment and supplies	55,553	49,722
Derivative instruments	101,939	15,151
Prepaid expenses	7,554	8,518
Other current assets	4,227	1,536
Total current assets	1,424,139	935,635
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	18,566,757	17,513,460
Unproved properties and properties under development, not being amortized	436,325	476,903
	19,003,082	17,990,363
Less—accumulated depreciation, depletion, amortization, and impairment	(15,287,752)	(14,748,833)
Net oil and gas properties	3,715,330	3,241,530
Fixed assets, net of accumulated depreciation of $324,631 and $290,114, respectively	257,686	210,922
Goodwill	620,232	620,232
Derivative instruments	9,246	2,086
Other assets	35,451	32,234
	$6,062,084	$5,042,639
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$76,927	$68,883
Gas gathering, processing, and marketing	29,887	29,503
Accrued liabilities:
Exploration and development	124,674	115,762
Taxes other than income	33,622	23,687
Other	221,159	212,400
Derivative instruments	27,627	42,066
Revenue payable	194,811	187,273
Total current liabilities	708,707	679,574
Long-term debt:
Principal	1,500,000	1,500,000
Less—unamortized debt issuance costs and discount	(11,446)	(13,080)
Long-term debt, net	1,488,554	1,486,920
Deferred income taxes	334,473	101,618
Asset retirement obligation	152,758	158,421
Derivative instruments	2,267	4,268
Other liabilities	45,539	43,560
Total liabilities	2,732,298	2,474,361
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,755,797 and 95,437,434 shares issued, respectively	958	954
Additional paid-in capital	2,785,188	2,764,384
Retained earnings (accumulated deficit)	542,885	(199,259)
Accumulated other comprehensive income	755	2,199
Total stockholders’ equity	3,329,786	2,568,278
	$6,062,084	$5,042,639

See accompanying notes to Consolidated Financial Statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share information)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Oil sales	$1,398,813	$981,646	$632,934
Gas and NGL sales	898,832	892,357	588,284
Gas gathering and other	41,180	43,751	36,033
Gas marketing	192	495	94
	2,339,017	1,918,249	1,257,345
Costs and expenses:
Impairment of oil and gas properties	—	—	757,670
Depreciation, depletion, and amortization	590,473	446,031	392,348
Asset retirement obligation	7,142	15,624	7,828
Production	293,213	262,180	232,002
Transportation, processing, and other operating	200,802	231,640	190,725
Gas gathering and other	41,964	35,840	31,785
Taxes other than income	125,169	89,864	61,946
General and administrative	80,850	79,996	73,901
Stock compensation	22,895	26,256	24,523
(Gain) loss on derivative instruments, net	(85,959)	(21,210)	55,749
Other operating expense, net	15,500	1,314	755
	1,292,049	1,167,535	1,829,232
Operating income (loss)	1,046,968	750,714	(571,887)
Other (income) and expense:
Interest expense	68,224	74,821	83,272
Capitalized interest	(20,855)	(22,948)	(21,248)
Loss on early extinguishment of debt	—	28,187	—
Other, net	(22,908)	(11,342)	(10,707)
Income (loss) before income tax	1,022,507	681,996	(623,204)
Income tax expense (benefit)	230,656	187,667	(214,401)
Net income (loss)	$791,851	$494,329	$(408,803)

Earnings (loss) per share to common stockholders:
Basic	$8.32	$5.19	$(4.38)
Diluted	$8.32	$5.19	$(4.38)

Comprehensive income (loss):
Net income (loss)	$791,851	$494,329	$(408,803)
Other comprehensive income (loss):
Change in fair value of investments, net of tax of $(425), $106, and $289, respectively	(1,444)	1,254	504
Total comprehensive income (loss)	$790,407	$495,583	$(408,299)

See accompanying notes to Consolidated Financial Statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$791,851	$494,329	$(408,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	—	—	757,670
Depreciation, depletion, and amortization	590,473	446,031	392,348
Asset retirement obligation	7,142	15,624	7,828
Deferred income taxes	233,280	190,479	(213,286)
Stock compensation	22,895	26,256	24,523
(Gain) loss on derivative instruments, net	(85,959)	(21,210)	55,749
Settlements on derivative instruments	(24,429)	(1,633)	7,437
Loss on early extinguishment of debt	—	28,187	—
Changes in non-current assets and liabilities	(1,779)	1,891	3,867
Other, net	105	5,677	1,805
Changes in operating assets and liabilities:
Accounts receivable	5,421	(186,157)	(49,340)
Other current assets	(1,957)	(17,931)	20,880
Accounts payable and other current liabilities	13,951	115,021	25,171
Net cash provided by operating activities	1,550,994	1,096,564	625,849
Cash flows from investing activities:
Oil and gas capital expenditures	(1,566,583)	(1,233,126)	(699,558)
Other capital expenditures	(103,459)	(45,352)	(22,228)
Sales of oil and gas assets	580,652	11,680	21,487
Sales of other assets	3,772	901	7,889
Net cash used by investing activities	(1,085,618)	(1,265,897)	(692,410)
Cash flows from financing activities:
Borrowings of long-term debt	—	748,110	—
Repayments of long-term debt	—	(750,000)	—
Call premium, financing, and underwriting fees	(100)	(29,312)	(101)
Dividends paid	(55,243)	(30,532)	(38,024)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(12,142)	(21,669)	(26,624)
Proceeds from exercise of stock options	2,241	394	4,804
Net cash used by financing activities	(65,244)	(83,009)	(59,945)
Net change in cash and cash equivalents	400,132	(252,342)	(126,506)
Cash and cash equivalents at beginning of period	400,534	652,876	779,382
Cash and cash equivalents at end of period	$800,666	$400,534	$652,876

See accompanying notes to Consolidated Financial Statements.

CIMAREX ENERGY CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance, December 31, 2015	94,821	$948	$2,762,976	$(306,008)	$441	$2,458,357
Dividends paid on stock awards subsequently forfeited	—	—	2	35	—	37
Dividends declared ($0.32 per share)	—	—	(22,805)	(7,583)	—	(30,388)
Net loss	—	—	—	(408,803)	—	(408,803)
Unrealized change in fair value of investments, net of tax	—	—	—	—	504	504
Issuance of restricted stock awards	479	5	(5)	—	—	—
Common stock reacquired and retired	(208)	(3)	(26,622)	—	—	(26,625)
Restricted stock forfeited and retired	(32)	—	—	—	—	—
Exercise of stock options	64	1	4,803	—	—	4,804
Stock-based compensation	—	—	45,103	—	—	45,103
Balance, December 31, 2016	95,124	951	2,763,452	(722,359)	945	2,042,989
Dividends paid on stock awards subsequently forfeited	—	—	11	32	—	43
Dividends declared ($0.32 per share)	—	—	(30,489)	—	—	(30,489)
Net income	—	—	—	494,329	—	494,329
Unrealized change in fair value of investments, net of tax	—	—	—	—	1,254	1,254
Issuance of restricted stock awards	552	5	(5)	—	—	—
Common stock reacquired and retired	(204)	(2)	(21,667)	—	—	(21,669)
Restricted stock forfeited and retired	(41)	—	—	—	—	—
Exercise of stock options	6	—	394	—	—	394
Stock-based compensation	—	—	48,321	—	—	48,321
Cumulative effect adjustment of adopting ASU 2016-09 (Note 6)	—	—	4,393	28,739	—	33,132
Other	—	—	(26)	—	—	(26)
Balance, December 31, 2017	95,437	954	2,764,384	(199,259)	2,199	2,568,278
Dividends paid on stock awards subsequently forfeited	—	—	34	18	—	52
Dividends declared ($0.68 per share)	—	—	(15,196)	(49,725)	—	(64,921)
Net income	—	—	—	791,851	—	791,851
Unrealized change in fair value of investments, net of tax	—	—	—	—	(1,444)	(1,444)
Issuance of restricted stock awards	593	6	(6)	—	—	—
Common stock reacquired and retired	(139)	—	(12,142)	—	—	(12,142)
Restricted stock forfeited or canceled and retired	(168)	(2)	2	—	—	—
Exercise of stock options	33	—	2,241	—	—	2,241
Stock-based compensation	—	—	45,871	—	—	45,871
Balance, December 31, 2018	95,756	$958	$2,785,188	$542,885	$755	$3,329,786

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

Oil and Gas Well Equipment and Supplies

Our oil and gas well equipment and supplies are valued at the lower of cost and net realizable value, where net realizable value is based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Declines in the price of oil and gas well equipment and supplies in future periods could cause us to recognize impairments on these assets. An impairment would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

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

We did not recognize a ceiling test impairment during the years ended December 31, 2018 and 2017 because the net capitalized cost of our oil and gas properties, as adjusted for income taxes, did not exceed the ceiling limitation. At December 31, 2018, a decline in the value of the ceiling limitation of approximately 24% or more would have resulted in an impairment. For the year ended December 31, 2016, full year impairments totaled $757.7 million ($481.4 million, net of tax). These impairments resulted primarily from the impact of decreases in the trailing twelve-month average prices for oil, gas, and NGLs utilized in determining the future net revenues from proved reserves. The quarterly ceiling test is primarily impacted by commodity prices, changes in estimated reserve quantities, reserves produced, overall exploration and development costs, depletion expense, and deferred taxes.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling test impairments in future quarters.  The calculated ceiling limitation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. In performing the goodwill test, we compare the fair value of our reporting unit with its carrying amount. If the carrying amount of the reporting unit were to exceed its fair value, an impairment charge would be recognized in the amount of this excess, limited to the total amount of goodwill allocated to that reporting unit. We evaluate our goodwill for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the possibility that goodwill may be impaired. Based upon our assessment as of October 31, 2018, goodwill was not impaired. It is possible that goodwill could become impaired in the future if commodity prices or other economic factors become unfavorable.
Revenue Recognition

Oil, Gas, and NGL Sales
Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach, which we applied to contracts that were not completed as of that date. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. Application of ASC 606 has no impact on our net income or cash flows from operations; however, certain costs classified as Transportation, processing, and other operating in the statement of operations under prior accounting standards are now reflected as deductions from revenue under ASC 606. The following table presents the impact on our Oil sales, Gas sales, and NGL sales and on our Transportation, processing, and other operating costs from the application of ASC 606 in the current reporting period:

	Years Ended December 31,
	2018			2017	2016
(in thousands)	Pre- ASC 606 Adoption	Impact of ASC 606	Post- ASC 606 Adoption	As Reported	As Reported
Oil sales	$1,398,813	$—	$1,398,813	$981,646	$632,934
Gas sales	425,233	(16,482)	408,751	516,936	388,786
NGL sales	518,410	(28,329)	490,081	375,421	199,498
Total oil, gas, and NGL sales	$2,342,456	$(44,811)	$2,297,645	$1,874,003	$1,221,218

Transportation, processing, and other operating costs	$245,613	$(44,811)	$200,802	$231,640	$190,725
Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of December 31, 2018, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.
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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The key provision of Topic 842 is that a lessee must recognize (i) liabilities to make lease payments and (ii) right-of-use assets on its balance sheet.  The ASU permits lessees to make a policy election to not recognize lease assets and liabilities for leases with terms of less than twelve months.  Under current GAAP, a determination of whether a lease is a capital or operating lease is made at lease inception and no assets or liabilities are recognized for operating leases.  Under Topic 842, the determination to be made at the inception of a contract is whether the contract is, or contains, a lease.  Leases convey the right to control the use of an identified asset in exchange for consideration.  Only the lease components of a contract must be accounted for in accordance with Topic 842.  Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics.  An entity may make a policy election to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component.  Topic 842 retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and comprehensive income and cash flows, however, both types of leases require the recognition of assets and liabilities on the balance sheet.  Topic 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt Topic 842 effective January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The primary effect of adoption will be to record assets and liabilities for contracts currently accounted for as operating leases, such as leases for office space, compressors, and other equipment.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2. CAPITAL STOCK
Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At December 31, 2018, there were 95.8 million shares of common stock and no shares of preferred stock outstanding. See our Consolidated Statements of Stockholders’ Equity for detailed capital stock activity.

Dividends

A cash dividend has been paid to stockholders in every quarter since the first quarter of 2006. A dividend of $0.18 per share was declared in both the third and fourth quarters of 2018 while a dividend of $0.16 per share was declared in the first and second quarters of 2018. In each quarter of 2017 and 2016 an $0.08 per share dividend was declared. We typically declare dividends in one quarter and pay them in the next quarter. At December 31, 2018, we had dividends payable of $17.3 million that was included in “Accrued liabilities — other”. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. During 2018, the dividend declared during the first quarter was recorded as a reduction of additional paid-in capital, while the remaining three dividends declared were recorded as a reduction of retained earnings. All dividends declared during 2017 and 2016 were recorded as a reduction of additional paid-in capital. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.
3. LONG-TERM DEBT
Long-term debt at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018			December 31, 2017
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Senior Notes	$750,000	$(4,439)	$745,561	$750,000	$(5,383)	$744,617
3.90% Senior Notes	750,000	(7,007)	742,993	750,000	(7,697)	742,303
Total long-term debt	$1,500,000	$(11,446)	$1,488,554	$1,500,000	$(13,080)	$1,486,920
________________________________________

(1)
At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.4 million and $1.6 million, respectively.  At December 31, 2017, the unamortized debt issuance costs and discount related to the 3.90% notes were $5.9 million and $1.8 million, respectively. The 4.375% notes were issued at par.

Bank Debt

In October 2015, we entered into a Credit Agreement for a senior unsecured revolving credit facility (“Credit Facility”) with an aggregate commitment of $1.0 billion, which matures October 16, 2020. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $997.5 million.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of December 31, 2018, we were in compliance with all of the financial covenants.

At December 31, 2018 and 2017, we had $2.2 million and $3.4 million, respectively, of unamortized debt issuance costs associated with our Credit Facility which were recorded as deferred assets and included in “Other assets” in our balance sheets. The costs are being amortized to interest expense ratably over the life of the Credit Facility.

Subsequent Event

On February 5, 2019, we entered into an Amended and Restated Credit Agreement. Among other things, the amended and restated credit facility increases the aggregate commitment to $1.25 billion with an option to increase the commitment to $1.5 billion, and extends the maturity date to February 5, 2024.

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
Each of our senior unsecured notes is governed by an indenture containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of December 31, 2018. The effective interest rate on the 4.375% notes and the 3.90% notes, including the amortization of debt issuance costs and discount, as applicable, is 4.50% and 4.01%, respectively. At December 31, 2018, we had accrued interest related to our notes of $6.4 million that was included in “Accrued liabilities — other”.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2018, we have entered into oil and gas collars and oil basis swaps. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. The following tables summarize our outstanding derivative contracts as of December 31, 2018:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	2,790,000	2,821,000	2,208,000	1,472,000	9,291,000
Weighted Avg Price - Floor	$53.94	$53.94	$55.67	$58.50	$55.07
Weighted Avg Price - Ceiling	$66.88	$66.88	$70.03	$71.94	$68.43

2020:
WTI (1)
Volume (Bbls)	728,000	—	—	—	728,000
Weighted Avg Price - Floor	$60.00	$—	$—	$—	$60.00
Weighted Avg Price - Ceiling	$75.85	$—	$—	$—	$75.85
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
PEPL (1)
Volume (MMBtu)	10,800,000	10,920,000	8,280,000	5,520,000	35,520,000
Weighted Avg Price - Floor	$2.05	$2.05	$1.93	$1.93	$2.00
Weighted Avg Price - Ceiling	$2.42	$2.42	$2.34	$2.42	$2.40
Perm EP (2)
Volume (MMBtu)	7,200,000	7,280,000	5,520,000	2,760,000	22,760,000
Weighted Avg Price - Floor	$1.69	$1.69	$1.48	$1.37	$1.60
Weighted Avg Price - Ceiling	$1.92	$1.92	$1.74	$1.60	$1.84
Waha (3)
Volume (MMBtu)	2,700,000	2,730,000	2,760,000	2,760,000	10,950,000
Weighted Avg Price - Floor	$1.38	$1.38	$1.38	$1.38	$1.38
Weighted Avg Price - Ceiling	$1.67	$1.67	$1.67	$1.67	$1.67
2020:
PEPL (1)
Volume (MMBtu)	2,730,000	—	—	—	2,730,000
Weighted Avg Price - Floor	$1.97	$—	$—	$—	$1.97
Weighted Avg Price - Ceiling	$2.51	$—	$—	$—	$2.51
Perm EP (2)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.40	$—	$—	$—	$1.40
Weighted Avg Price - Ceiling	$1.70	$—	$—	$—	$1.70
Waha (3)
Volume (MMBtu)	1,820,000	—	—	—	1,820,000
Weighted Avg Price - Floor	$1.40	$—	$—	$—	$1.40
Weighted Avg Price - Ceiling	$1.73	$—	$—	$—	$1.73
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI Midland (1)
Volume (Bbls)	2,610,000	2,639,000	2,208,000	1,472,000	8,929,000
Weighted Avg Differential (2)	$(5.46)	$(5.46)	$(6.50)	$(7.79)	$(6.10)
2020:
WTI Midland (1)
Volume (Bbls)	637,000	637,000	—	—	1,274,000
Weighted Avg Differential (2)	$(0.40)	$(0.40)	$—	$—	$(0.40)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX less the weighted average differential shown in the table.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our derivative contracts entered into subsequent to December 31, 2018 through February 15, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	62,000	182,000	184,000	184,000	612,000
Weighted Avg Price - Floor	$50.00	$50.00	$50.00	$50.00	$50.00
Weighted Avg Price - Ceiling	$62.60	$62.60	$62.60	$62.60	$62.60
2020:
WTI (1)
Volume (Bbls)	182,000	182,000	—	—	364,000
Weighted Avg Price - Floor	$50.00	$50.00	$—	$—	$50.00
Weighted Avg Price - Ceiling	$62.60	$62.60	$—	$—	$62.60
________________________________________

(1)	The index price for these collars is WTI as quoted on the NYMEX.

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
PEPL (1)
Volume (MMBtu)	1,770,000	2,730,000	2,760,000	2,760,000	10,020,000
Weighted Avg Price - Floor	$1.95	$1.95	$1.95	$1.95	$1.95
Weighted Avg Price - Ceiling	$2.26	$2.26	$2.26	$2.26	$2.26
Perm EP (2)
Volume (MMBtu)	590,000	910,000	920,000	920,000	3,340,000
Weighted Avg Price - Floor	$1.50	$1.50	$1.50	$1.50	$1.50
Weighted Avg Price - Ceiling	$2.13	$2.13	$2.13	$2.13	$2.13
Waha (3)
Volume (MMBtu)	590,000	910,000	920,000	920,000	3,340,000
Weighted Avg Price - Floor	$1.50	$1.50	$1.50	$1.50	$1.50
Weighted Avg Price - Ceiling	$1.90	$1.90	$1.90	$1.90	$1.90
2020:
PEPL (1)
Volume (MMBtu)	2,730,000	2,730,000	—	—	5,460,000
Weighted Avg Price - Floor	$1.95	$1.95	$—	$—	$1.95
Weighted Avg Price - Ceiling	$2.26	$2.26	$—	$—	$2.26
Perm EP (2)
Volume (MMBtu)	910,000	910,000	—	—	1,820,000
Weighted Avg Price - Floor	$1.50	$1.50	$—	$—	$1.50
Weighted Avg Price - Ceiling	$2.13	$2.13	$—	$—	$2.13
Waha (3)
Volume (MMBtu)	910,000	910,000	—	—	1,820,000
Weighted Avg Price - Floor	$1.50	$1.50	$—	$—	$1.50
Weighted Avg Price - Ceiling	$1.90	$1.90	$—	$—	$1.90
________________________________________

(1)	The index price for these collars is PEPL as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is Perm EP as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha as quoted in Platt’s Inside FERC.

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

	Years Ended December 31,
(in thousands)	2018	2017	2016
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$15,742	$(40,226)	$27,462
Oil contracts	(126,130)	17,383	35,724
	(110,388)	(22,843)	63,186
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(13,794)	(4,557)	(6,467)
Oil contracts	38,223	6,190	(970)
	24,429	1,633	(7,437)
(Gain) loss on derivative instruments, net	$(85,959)	$(21,210)	$55,749
Derivative Fair Value
Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty.  Our accounting policy is to not offset asset and liability positions in our balance sheets.
The following tables present the amounts and classifications of our derivative assets and liabilities as of December 31, 2018 and 2017, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		December 31, 2018
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$94,240	$—
Gas contracts	Current assets — Derivative instruments	7,699	—
Oil contracts	Non-current assets — Derivative instruments	9,246	—
Oil contracts	Current liabilities — Derivative instruments	—	23,378
Gas contracts	Current liabilities — Derivative instruments	—	4,249
Oil contracts	Non-current liabilities — Derivative instruments	—	311
Gas contracts	Non-current liabilities — Derivative instruments	—	1,956
Total gross amounts presented in the balance sheet		111,185	29,894
Less: gross amounts not offset in the balance sheet		(29,894)	(29,894)
Net amount		$81,291	$—

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2017
(in thousands)	Balance Sheet Location	Asset	Liability
Gas contracts	Current assets — Derivative instruments	$15,151	$—
Gas contracts	Non-current assets — Derivative instruments	2,086	—
Oil contracts	Current liabilities — Derivative instruments	—	42,066
Oil contracts	Non-current liabilities — Derivative instruments	—	4,268
Total gross amounts presented in the balance sheet		17,237	46,334
Less: gross amounts not offset in the balance sheet		(17,237)	(17,237)
Net amount		$—	$29,097
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

The following table provides fair value measurement information for certain assets and liabilities as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(744,578)	$(750,000)	$(797,010)
3.90% Notes due 2027	$(750,000)	$(701,273)	$(750,000)	$(767,813)
Derivative instruments — assets	$111,185	$111,185	$17,237	$17,237
Derivative instruments — liabilities	$(29,894)	$(29,894)	$(46,334)	$(46,334)
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
Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — other” at December 31, 2018 are: (i) accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $69.1 million, (ii) accrued general and administrative, primarily payroll-related, costs of approximately $47.4 million, and (iii) an accrual of approximately $35.8 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances inapplicable

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bank accounts. Included in “Accrued liabilities — other” at December 31, 2017 are: (i) accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $61.3 million and (ii) accrued general and administrative, primarily payroll-related, costs of approximately $54.6 million.

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability. We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. At December 31, 2018 and 2017, the allowance for doubtful accounts totaled $2.7 million and $2.2 million, respectively.

Major Customers

In each of the years ended December 31, 2018 and 2017, we made sales to two customers that each amounted to 10% or more of our consolidated revenues for the respective year. Sales to those two customers accounted for 23% and 21%, respectively, of our consolidated revenues in 2018 and 21% and 13%, respectively, of our consolidated revenues in 2017. In 2016, we made sales to one customer that amounted to 10% or more of our consolidated revenues that year. Sales to that customer accounted for 20% of our consolidated revenues in 2016.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation Cost

We have recognized non-cash stock-based compensation cost as shown below. Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Restricted stock awards:
Performance stock awards	$23,083	$26,020	$24,183
Service-based stock awards	20,385	19,746	18,391
	43,468	45,766	42,574
Stock option awards	2,456	2,599	2,565
Total stock compensation cost	45,924	48,365	45,139
Less amounts capitalized to oil and gas properties	(23,029)	(22,109)	(20,616)
Stock compensation expense	$22,895	$26,256	$24,523

Periodic stock compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The decrease in total stock compensation cost in 2018 as compared to 2017 is primarily due to performance stock award forfeitures during the second quarter 2018. Our accounting policy is to account for forfeitures in compensation cost when they occur.
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
Restricted Stock

The following table provides information about restricted stock awards granted during the last three years.

	Years Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Performance stock awards	123,533	$90.26	300,525	$89.46	269,915	$117.63
Service-based stock awards	469,438	$81.29	251,312	$94.04	208,724	$114.61
Total restricted stock awards	592,971	$83.16	551,837	$91.55	478,639	$116.31

Performance stock awards were granted to eligible executives and are subject to service and market condition-based vesting determined by our stock price performance relative to a defined peer group’s stock price performance. For awards granted prior to 2018, after three years of continued service, an executive will be entitled to vest in 50% to

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100% of the award. For awards granted in 2018, after three years of continued service, an executive will be entitled to vest in 0% to 200% of the award. In accordance with Internal Revenue Code Section 162(m), certain of the amounts awarded may not be deductible for tax purposes. Service-based stock awards granted to other eligible employees and non-employee directors have vesting schedules ranging from one to five years. The majority of our service-based stock awards cliff vest five years from the grant date.

Compensation cost for the performance stock awards is based on the grant date fair value of the award utilizing a Monte Carlo simulation model. Compensation cost for the service-based stock awards is based upon the grant date market value of the award. Such costs are recognized ratably over the applicable vesting period.

The following table provides information on restricted stock activity during the year.

	Service-based		Performance (subject to market conditions)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	910,251	$103.98	834,379	$97.83
Vested	(213,983)	$80.17	(170,045)	$87.12
Granted	469,438	$81.29	123,533	$90.26
Canceled (1)	—	$—	(75,533)	$87.13
Forfeited	(29,824)	$102.35	(62,238)	$98.01
Outstanding as of December 31, 2018	1,135,882	$99.12	650,096	$100.42
________________________________________

(1)	These performance shares were canceled since the market condition was not satisfied as of the end of the performance period.

The total vest date market value of restricted stock that vested was $34.1 million in 2018, $54.4 million in 2017, and $67.9 million in 2016.

Unrecognized compensation cost related to unvested restricted stock at December 31, 2018 was $102.3 million. We expect to recognize that cost over a weighted average period of 2.9 years.
Restricted Units

As of December 31, 2018 and 2017, we had 8,838 restricted units outstanding. These represent restricted units held by a non-employee director who has elected to defer payment of common stock represented by the units until termination of his service on the Board of Directors.

Stock Options

Options outstanding as of December 31, 2018 expire seven to ten years from the grant date and have service-based vesting whereby the awards vest in increments of one-third on each of the first three anniversary dates of the grant. The exercise price for an option under the 2014 Plan is the closing price of our common stock as reported by the New York Stock Exchange (“NYSE”) on the date of grant. The previous plans provided that all grants have an exercise price of the average of the high and low prices of our common stock as reported by the NYSE on the date of grant.

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

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information regarding options granted, including the assumptions used to determine the fair value of those options.

	Years Ended December 31,
	2018	2017	2016
Options granted	92,050	96,100	89,850
Weighted average grant date fair value	$26.71	$28.37	$33.38
Weighted average exercise price	$83.28	$92.37	$114.07
Total fair value (in thousands)	$2,458	$2,727	$2,999
Expected years until exercise	5.0	4.5	4.0
Expected stock volatility	34.7%	35.0%	36.7%
Dividend yield	0.9%	0.3%	0.3%
Risk-free interest rate	2.7%	1.7%	1.0%

Information about outstanding stock options is summarized below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	382,688	$100.17
Exercised	(33,233)	$67.44
Granted	92,050	$83.28
Canceled	(5,345)	$117.27
Forfeited	(15,828)	$95.70
Outstanding as of December 31, 2018	420,332	$99.01	4.2 years	$526
Exercisable as of December 31, 2018	250,091	$104.43	3.1 years	$526

The following table provides information regarding options exercised and the grant date fair value of options vested.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash received from option exercises	$2,241	$394	$4,804
Intrinsic value of options exercised	$1,030	$257	$2,994
Grant date fair value of options vested	$2,547	$2,227	$2,486

The following summary reflects the status of non-vested stock options as of December 31, 2018 and changes during the year.

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-vested as of January 1, 2018	172,906	$31.08	$102.15
Vested	(78,887)	$32.28	$105.37
Granted	92,050	$26.71	$83.28
Forfeited	(15,828)	$29.61	$95.70
Non-vested as of December 31, 2018	170,241	$28.29	$91.05

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was $3.6 million of unrecognized compensation cost related to non-vested stock options. We expect to recognize that cost over a weighted average period of 1.4 years.

Other Compensation

We maintain and sponsor a contributory 401(k) plan for our employees. Employer contributions related to the plan were $13.1 million, $10.4 million, and $6.7 million for 2018, 2017, and 2016, respectively. Included in the 2018 and 2017 amounts are accrued employer discretionary contributions. No such employer discretionary contributions occurred in 2016.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EARNINGS (LOSS) PER SHARE
The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below. Earnings (loss) per share are based on actual figures rather than the rounded figures presented.

	Year Ended December 31, 2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$791,851
Less: net income attributable to participating securities	(11,087)
Basic earnings per share
Income available to common stockholders	780,764	93,793	$8.32
Effects of dilutive securities
Options (1)	3	27
Diluted earnings per share
Income available to common stockholders and assumed conversions	$780,767	93,820	$8.32

	Year Ended December 31, 2017
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$494,329
Less: net income attributable to participating securities	(8,551)
Basic earnings per share
Income available to common stockholders	485,778	93,466	$5.19
Effects of dilutive securities
Options (1)	3	43
Diluted earnings per share
Income available to common stockholders and assumed conversions	$485,781	93,509	$5.19

	Year Ended December 31, 2016
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(408,803)
Less: net loss attributable to participating securities (2)	—
Basic loss per share
Loss available to common stockholders	(408,803)	93,379	$(4.38)
Effects of dilutive securities
Options (1)	—	—
Diluted loss per share
Loss available to common stockholders and assumed conversions	$(408,803)	93,379	$(4.38)
________________________________________

(1)
Inclusion of certain shares would have an anti-dilutive effect; therefore, 387.7 thousand, 302.9 thousand, and 2.1 million shares were excluded from the calculations for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)	Participating securities do not participate in losses.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ASSET RETIREMENT OBLIGATIONS
The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the years ended December 31, 2018 and 2017.

(in thousands)	2018	2017
Asset retirement obligation at January 1,	$169,469	$154,523
Liabilities incurred	9,899	17,996
Liability settlements and disposals	(21,550)	(12,947)
Accretion expense	7,318	7,534
Revisions of estimated liabilities	1,768	2,363
Asset retirement obligation at December 31,	166,904	169,469
Less current obligation	14,146	11,048
Long-term asset retirement obligation	$152,758	$158,421
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
During 2018 and 2017, the liability settlements and disposals included $13.7 million and $0.5 million, respectively, related to properties that were sold.
9. INCOME TAXES
The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current taxes:
Federal benefit	$(3,007)	$(2,810)	$—
State expense (benefit)	383	(2)	(1,115)
	(2,624)	(2,812)	(1,115)
Deferred taxes:
Federal expense (benefit)	211,717	173,859	(201,529)
State expense (benefit)	21,563	16,620	(11,757)
	233,280	190,479	(213,286)
	$230,656	$187,667	$(214,401)

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal income tax expense (benefit) for the years presented differs from the amounts that would be provided by applying the U.S. federal income tax rate, primarily due to the effect of state income taxes, non-deductible expenses, revisions, and changes in tax laws and tax rates enacted in the period. Reconciliations of the income tax expense (benefit) calculated at the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to the total income tax expense (benefit) are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Provision at statutory rate	$214,726	$238,699	$(218,122)
Effect of state taxes	18,795	10,074	(10,237)
Revision of previous balances	—	—	7,181
Tax credits and other permanent differences	1,583	5,442	5,296
Change in valuation allowance, net	(1,376)	486	1,481
Stock-based compensation	(3,072)	(5,888)	—
Impact of reduction in federal statutory rate	—	(61,146)	—
Income tax expense (benefit)	$230,656	$187,667	$(214,401)

As a result of the enactment of H.R.1 (Public Law 115-97) on December 22, 2017, the company remeasured the deferred tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. income tax rate from 35% to 21% for years after 2018. As a result of this remeasurement, we recorded an income tax benefit of $61.1 million and a corresponding $61.1 million decrease in net deferred tax liabilities as of December 31, 2017. We believe the accounting for the effects of H.R.1 recognized in the December 31, 2017 financial statements is materially complete. During 2018, no other adjustments were made. As a result of H.R.1, we expect our effective tax rate in future periods will be lower than in periods prior to enactment. In addition, the limitations on utilization of net operating losses and deductibility of interest and executive compensation may result in the payment of cash taxes earlier than expected.
The components of net deferred taxes are as follows:

	December 31,
(in thousands)	2018	2017
Assets:
Stock compensation and other accrued amounts	$8,229	$31,044
Net operating loss carryforward, net of valuation allowance	266,011	313,738
Credit carryforward	3,513	3,995
	277,753	348,777
Liabilities:
Property, plant and equipment	(612,226)	(450,395)
Net deferred tax liabilities	$(334,473)	$(101,618)

At December 31, 2018, we had a U.S. net tax operating loss carryforward of approximately $1.16 billion, which would expire in years 2032 through 2037. We believe that the carryforward will be utilized before it expires. We recorded a $7.0 million increase to the net operating loss carryforward at December 31, 2018 and a corresponding $5.6 million increase to the valuation allowance related to state net operating losses. The total valuation allowance on state net operating losses at December 31, 2018 was $109.3 million since it is not more likely than not that these additional state net operating losses will be utilized before they expire. There are no other valuation allowances. We also had enhanced oil recovery and marginal well credits of $3.5 million at December 31, 2018.

At December 31, 2018 and 2017, we had no unrecognized tax benefits that would impact our effective rate and we have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

state taxing authorities which remain open to examination for tax years 2014 through 2017. We do not anticipate the need for any significant income tax payments in the near term.

10. COMMITMENTS AND CONTINGENCIES
Lease Commitments

We have various commitments for office space under operating lease arrangements. During the years ended December 31, 2018, 2017, and 2016, rent expense for these operating leases approximated $13.2 million, $13.1 million, and $12.9 million, respectively.

Shown below are future minimum cash payments required under these leases as of December 31, 2018.

(in thousands)
2019	$9,849
2020	10,790
2021	11,000
2022	11,130
2023	11,433
Later years	20,831
Total future minimum lease payments	$75,033

We have various commitments for compressor equipment under operating lease arrangements totaling $34.8 million with lease terms expiring in the next 1 - 35 months.

Other Commitments

At December 31, 2018, we had estimated commitments of approximately: (i) $498.3 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $24.9 million to finish gathering system construction in progress.
At December 31, 2018, we had firm sales contracts to deliver approximately 316.9 Bcf of gas over the next 6.1 years.  If we do not deliver this gas, our estimated financial commitment, calculated using the January 2019 index price, would be approximately $814.7 million.  The value of this commitment will fluctuate due to price volatility and actual volumes delivered.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
In connection with gas gathering and processing agreements, we have volume commitments over the next 9.0 years.  If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of December 31, 2018, would be approximately $336.0 million.  However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.
We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines.  If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of December 31, 2018, would be approximately $57.3 million.  Of this total, we have accrued a liability of $2.5 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.
At December 31, 2018, we have various firm transportation agreements for gas pipeline capacity with end dates ranging from 2019 - 2025 under which we will have to pay an estimated $27.8 million over the remaining terms of the agreements. These agreements were entered into to support our residue marketing efforts, and we believe we have sufficient reserves that will utilize this firm transportation.

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

In the ordinary course of business, we are involved with various litigation matters. When a loss contingency exists, we assess whether it is probable that an asset has been impaired or a liability has been incurred and, if so, we determine if the amount of loss can be reasonably estimated, all in accordance with guidance established by the FASB, and adjust our accruals accordingly. Though some of the related claims may be significant, the resolution of them, we believe, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

11. RELATED PARTY TRANSACTIONS
Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $80.1 million, $52.6 million, and $18.3 million related to these services during the years ended December 31, 2018, 2017, and 2016, respectively. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash paid during the period for:
Interest expense (net of capitalized amounts of $19,969, $23,113, and $20,308, respectively)	$45,357	$52,245	$59,282
Income taxes	$—	$3	$13
Cash received for income tax refunds	$760	$111	$1,450

CIMAREX ENERGY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACQUISITIONS AND DIVESTITURES
On August 31, 2018, we closed on the divestiture of oil and gas properties principally located in Ward County, Texas for a sales price of $544.5 million, as adjusted to reflect the resolution of all asserted defects. As of December 31, 2018, we have received $534.6 million in net cash proceeds as adjusted for customary closing adjustments to reflect an effective date of April 1, 2018 and transaction costs. Final settlement, which will reflect customary post-closing adjustments, is scheduled to occur by the end of first quarter 2019. This divestiture did not significantly alter the relationship between capitalized costs and proved reserves, therefore, in accordance with the full cost method of accounting, no gain or loss was recognized.
On November 18, 2018, we entered into an Agreement and Plan of Merger to acquire Resolute Energy Corporation (“Resolute”) in a cash and stock transaction valued at a total purchase price of approximately $1.6 billion, including the assumption of Resolute’s long-term debt, which had an outstanding principal balance of $710.0 million as of September 30, 2018. Under the terms of the agreement, Resolute shareholders will have the right to receive 0.3943 shares of Cimarex common stock, $35.00 per share in cash, or a combination of $14.00 per share in cash and 0.2366 shares of Cimarex common stock. The amount of stock and cash is subject to proration for a total stock and cash mix of 60% and 40%, respectively. The transaction, which is expected to be completed by the end of the first quarter 2019, is subject to the approval of Resolute shareholders and the satisfaction of certain regulatory approvals and other customary closing conditions.

CIMAREX ENERGY CO.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Oil and Gas Reserve Information—Proved reserve quantities are based on estimates prepared by Cimarex in accordance with guidelines established by the Securities and Exchange Commission (“SEC”).

Reserve definitions comply with definitions of Rule 4-10(a) (1)-(32) of Regulation S-X of the SEC.  All of our reserve estimates are maintained by our internal Corporate Reservoir Engineering group, which is comprised of reservoir engineers and engineering technicians.  The objectives and management of this group are separate from and independent of the exploration and production functions of our company.  The technical employee primarily responsible for overseeing the reserve estimation process is our Vice President of Corporate Engineering.  This individual graduated from the Colorado School of Mines with a Bachelor of Science degree in Engineering and has more than 24 years of practical experience in reserve evaluation.  He has been directly involved in the annual reserve reporting process of Cimarex since 2002 and has served in his current role for the past 14 years.

DeGolyer and MacNaughton, an independent petroleum engineering consulting firm, performed an independent evaluation of our estimated net reserves representing greater than 80% of the total future net revenue discounted at 10% attributable to the total interests owned by Cimarex as of December 31, 2018.  The individual primarily responsible for overseeing the evaluation is a Senior Vice President with DeGolyer and MacNaughton and a Registered Professional Engineer in the State of Texas with over 34 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The following table summarizes the trailing twelve-month index prices used in the reserves estimates for 2018, 2017, and 2016.  These prices are prior to adjustments for fixed and determinable amounts under provisions in existing contracts, location, grade, and quality.

	December 31,
	2018	2017	2016
Gas price per Mcf	$3.10	$2.98	$2.48
Oil price per Bbl	$65.56	$51.34	$42.75
NGL price per Bbl	$21.03	$19.09	$14.37

CIMAREX ENERGY CO.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth our estimates of our proved, proved developed, and proved undeveloped oil, gas, and NGL reserves as of December 31, 2018, 2017, 2016, and 2015 and changes in our proved reserves for the years ended December 31, 2018, 2017, and 2016. All of our proved reserves are located entirely within the U.S.

	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total (MBOE)
Total proved reserves:
December 31, 2015	1,516,952	107,798	124,277	484,901
Revisions of previous estimates	5,888	(4,357)	6,670	3,293
Extensions and discoveries	123,175	19,419	14,050	53,998
Purchases of reserves	959	1	—	161
Production	(168,227)	(16,528)	(14,200)	(58,765)
Sales of reserves	(7,327)	(455)	(164)	(1,840)
December 31, 2016	1,471,420	105,878	130,633	481,748
Revisions of previous estimates	(39,749)	(1,225)	(2,099)	(9,951)
Extensions and discoveries	363,774	53,464	42,692	156,786
Purchases of reserves	642	42	78	227
Production	(187,468)	(20,861)	(17,374)	(69,479)
Sales of reserves	(984)	(60)	(70)	(294)
December 31, 2017	1,607,635	137,238	153,860	559,037
Revisions of previous estimates	(132,577)	(4,348)	3,777	(22,667)
Extensions and discoveries	342,810	53,763	47,614	158,512
Purchases of reserves	3	—	—	1
Production	(205,837)	(24,710)	(21,994)	(81,010)
Sales of reserves	(20,713)	(15,405)	(3,821)	(22,678)
December 31, 2018	1,591,321	146,538	179,436	591,195
Proved developed reserves:
December 31, 2015	1,129,490	89,189	87,549	364,987
December 31, 2016	1,144,720	92,032	99,176	381,994
December 31, 2017	1,334,510	114,116	126,227	462,761
December 31, 2018	1,398,729	116,339	151,566	501,027
Proved undeveloped reserves:
December 31, 2015	387,462	18,609	36,728	119,914
December 31, 2016	326,700	13,846	31,457	99,754
December 31, 2017	273,125	23,122	27,633	96,276
December 31, 2018	192,592	30,199	27,870	90,168

Year-end 2018 proved reserves increased approximately 6% from year-end 2017 proved reserves, to 591.2 MMBOE.  Proved gas reserves were 1.59 Tcf, proved oil reserves were 146.5 MMBbls, and proved NGL reserves were 179.4 MMBbls.  Our reserves in the Permian Basin accounted for 57% of total proved reserves, with nearly all of the remainder in the Mid-Continent.

During 2018, we added 158.5 MMBOE of proved reserves through extensions and discoveries, primarily in the Permian Basin and Mid-Continent where we added 120.3 MMBOE and 38.0 MMBOE, respectively.  In addition, we had net negative revisions of 22.7 MMBOE.  The revisions included decreases of 38.6 MMBOE for the removal of PUD reserves whose development will likely be delayed beyond five years of initial disclosure and 7.7 MMBOE related to increases in operating expenses. These decreases were partially offset by increases of 2.7 MMBOE in price-related revisions and 20.9 MMBOE of net technical revisions. The majority of the technical revisions were related to better than expected performance from wells with initial production in late 2017 and positive adjustments to PUD reserves converted to proved developed reserves during 2018.

CIMAREX ENERGY CO.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

During 2017, we added 156.8 MMBOE of proved reserves through extensions and discoveries, primarily in Permian Basin and Mid-Continent where we added 109.6 MMBOE and 47.2 MMBOE, respectively.  In addition, we had net negative revisions of 10.0 MMBOE.  The revisions included decreases of 41.5 MMBOE for the removal of PUD reserves whose development will likely be delayed beyond five years of initial disclosure and 7.3 MMBOE related to increases in operating expenses. These decreases were partially offset by increases of 31.2 MMBOE in price-related revisions and 7.6 MMBOE of net technical revisions related primarily to better than expected performance from wells with initial production in late 2016.

During 2016, we added 54.0 MMBOE of proved reserves through extensions and discoveries, primarily in Permian Basin and Mid-Continent, where we added 33.1 MMBOE and 20.3 MMBOE, respectively.  In addition, we had net positive revisions of 3.3 MMBOE.  The revisions included increases of 21.0 MMBOE for net performance revisions and 23.1 MMBOE related to decreases in operating expenses, partially offset by negative revisions of 40.8 MMBOE due to lower commodity prices.  The performance revisions resulted primarily from positive adjustments to previously booked PUD reserves (12.1 MMBOE) and better than expected performance from wells with initial production in late 2015.

At December 31, 2018, we had PUD reserves of 90.2 MMBOE, down 6.1 MMBOE, or 6%, from 96.3 MMBOE of PUD reserves at December 31, 2017.  Changes in our PUD reserves are summarized in the table below.

PUD Reserves (MMBOE)
PUD reserves at December 31, 2017	96.3
Converted to developed	(28.9)
Additions	53.8
Net revisions	(31.0)
PUD reserves at December 31, 2018	90.2

During 2018, we invested $264.5 million to develop and convert 30% of our 2017 PUD reserves to proved developed reserves.  During 2017, we invested $69.5 million to develop and convert 10% of our 2016 PUD reserves to proved developed reserves. During 2016, we invested $108.8 million to develop and convert 14% of our 2015 PUD reserves to proved developed reserves.

During 2018, 50.9 MMBOE, or 95%, of our 53.8 MMBOE of PUD reserve additions occurred in the Permian Basin, while the remainder of the additions were in our western Oklahoma Cana area.  At December 31, 2018, 78% of our PUD reserves were in the Permian Basin, while the remainder were in our western Oklahoma Cana area. We have no PUD reserves that have remained undeveloped for five years or more after initial disclosure and we have no PUD reserves whose scheduled development is beyond five years of initial disclosure.

During 2018, we had net negative PUD reserve revisions of 31.0 MMBOE.  Of this total, 38.6 MMBOE was for the removal of PUD reserves whose development will likely be delayed beyond five years of initial disclosure. Partially offsetting this were 7.6 MMBOE of positive revisions related primarily to refinement of ownership and adjustments to hydrocarbon type curves based on recent development results.

CIMAREX ENERGY CO.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs Incurred—The following table sets forth the capitalized costs incurred in our oil and gas production, exploration, and development activities.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Costs incurred during the year:
Acquisition of properties
Proved	$62	$938	$2,678
Unproved	102,666	135,565	67,961
Exploration	6,341	11,804	5,814
Development	1,487,453	1,140,548	672,842
Oil and gas expenditures	1,596,522	1,288,855	749,295
Property sales	(581,799)	(11,680)	(24,687)
	1,014,723	1,277,175	724,608
Asset retirement obligation, net	(2,004)	9,416	(7,950)
	$1,012,719	$1,286,591	$716,658

Aggregate Capitalized Costs—The table below reflects the aggregate capitalized costs relating to our oil and gas producing activities at December 31, 2018.

(in thousands)
Proved properties	$18,566,757
Unproved properties and properties under development, not being amortized	436,325
19,003,082
Less-accumulated depreciation, depletion, amortization, and impairments	(15,287,752)
Net oil and gas properties	$3,715,330

Costs Not Being Amortized—The following table summarizes oil and gas property costs not being amortized at December 31, 2018, by year that the costs were incurred.

(in thousands)
2018	$198,949
2017	102,258
2016	39,846
2015 and prior	95,272
$436,325

Of the costs not being amortized, $110.1 million (25%) relates to unevaluated wells in progress and $46.3 million (11%) is capitalized interest.  The remaining $279.9 million (64%) is for land and seismic expenditures, most of which were for costs invested in Permian Basin ($197.0 million) and Mid-Continent ($75.4 million).  On a quarterly basis, we evaluate excluded costs for inclusion in the costs to be amortized. Significant unproved properties are evaluated individually.  Unproved properties that are not considered individually significant are aggregated for evaluation purposes and related costs are transferred to the costs to be amortized quarterly based on the application of historical factors.  We expect to include these costs in the amortization computation as we continue with our exploration and development plans.

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

	Years Ended December 31,
(in thousands, except per BOE)	2018	2017	2016
Oil, gas, and NGL revenues from production	$2,297,645	$1,874,003	$1,221,218
Less operating costs and income taxes:
Impairment of oil and gas properties	—	—	757,670
Depletion	538,919	399,328	346,003
Asset retirement obligation	7,142	15,624	7,828
Production	293,213	262,180	232,002
Transportation, processing, and other operating	218,614	254,730	210,144
Taxes other than income	125,169	89,864	61,946
Income tax expense (benefit)	251,897	310,937	(135,665)
	1,434,954	1,332,663	1,479,928
Results of operations from oil and gas producing activities	$862,691	$541,340	$(258,710)
Depletion rate per BOE	$6.65	$5.75	$5.89

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

The following summary sets forth our Standardized Measure.

	December 31,
(in thousands)	2018	2017	2016
Future cash inflows	$14,050,367	$11,967,325	$7,576,211
Future production costs	(4,889,601)	(4,360,599)	(2,970,891)
Future development costs	(1,017,318)	(948,735)	(794,298)
Future income tax expenses	(1,303,762)	(882,519)	(507,145)
Future net cash flows	6,839,686	5,775,472	3,303,877
10% annual discount for estimated timing of cash flows	(2,824,499)	(2,490,471)	(1,411,259)
Standardized measure of discounted future net cash flows	$4,015,187	$3,285,001	$1,892,618

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

The following are the principal sources of change in the Standardized Measure.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Standardized Measure, beginning of period	$3,285,001	$1,892,618	$1,934,131
Sales, net of production costs	(1,660,649)	(1,267,229)	(717,126)
Net change in sales prices, net of production costs	377,178	855,024	(429,956)
Extensions and discoveries, net of future production and development costs	1,738,993	1,443,577	517,702
Changes in future development costs	194,523	298,819	167,387
Previously estimated development costs incurred during the period	335,954	78,398	110,945
Revision of quantity estimates	96,783	(65,376)	15,701
Accretion of discount	372,482	212,192	227,904
Change in income taxes	(284,186)	(210,519)	115,609
Purchases of reserves in place	—	2,255	429
Sales of reserves	(300,592)	(1,666)	(9,440)
Change in production rates and other	(140,300)	46,908	(40,668)
Standardized Measure, end of period	$4,015,187	$3,285,001	$1,892,618

CIMAREX ENERGY CO.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
2018	First	Second	Third	Fourth
(in thousands, except per share data)
Revenues	$567,134	$556,274	$591,488	$624,121
Expenses, net	380,816	415,277	443,134	307,939
Net income	$186,318	$140,997	$148,354	$316,182
Earnings per share to common stockholders:
Basic	$1.96	$1.48	$1.56	$3.32
Diluted	$1.96	$1.48	$1.56	$3.32

	Quarter
2017	First	Second	Third	Fourth
(in thousands, except per share data)
Revenues	$447,176	$456,452	$463,681	$550,940
Expenses, net	316,204	359,190	372,282	376,244
Net income	$130,972	$97,262	$91,399	$174,696
Earnings per share to common stockholders:
Basic	$1.38	$1.02	$0.96	$1.83
Diluted	$1.38	$1.02	$0.96	$1.83

The sum of the individual quarterly earnings per common share amounts may not agree with year-to-date earnings per common share because each quarter’s computation is based on the number of shares outstanding at the end of the applicable quarter using the two-class method.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2018.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

As of December 31, 2018, Cimarex’s management assessed the effectiveness of internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting and has issued a report as of December 31, 2018, which follows this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Cimarex Energy Co.:
Opinion on Internal Control over Financial Reporting
We have audited Cimarex Energy Co. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of Cimarex required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 8, 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2018. The executive officers of Cimarex as of February 20, 2019 were:

Name	Age	Office
Thomas E. Jorden	61	Chairman of the Board, Chief Executive Officer and President
Joseph R. Albi	60	Executive Vice President — Operations, Chief Operating Officer
Stephen P. Bell	64	Executive Vice President — Business Development
G. Mark Burford	51	Vice President and Chief Financial Officer
Francis B. Barron	56	Senior Vice President — General Counsel
John A. Lambuth	56	Senior Vice President — Exploration
Gary R. Abbott	46	Vice President — Corporate Engineering
Timothy A. Ficker	51	Vice President — Controller, Chief Accounting Officer, and Assistant Secretary

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

TIMOTHY A. FICKER was appointed Vice President, Controller, Chief Accounting Officer, and Assistant Secretary in December 2016 to be effective in February 2017 and previously served as the Company’s Controller since September 2016. Prior to joining Cimarex, he was the Chief Financial Officer of Alcova Management LLC, Venoco, Inc., and Infinity Energy Resources Inc. Mr. Ficker previously served as an audit partner in KPMG LLP’s energy audit practice in Denver and as an audit partner for Arthur Andersen LLP, where he served clients primarily in the energy industry.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 8, 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the equity compensation plans available to directors, officers, and employees of the company at December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	420,332	$99.01	908,278
Equity compensation plans not approved by security holders	—	—	—
Total	420,332	$99.01	908,278

     The remaining information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 8, 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 8, 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item is incorporated by reference from the Cimarex Energy Co. definitive Proxy Statement for the May 8, 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated. All management contracts or compensatory plans or arrangements are designated by a plus sign (+).

Exhibit	Title
2.1
Agreement and Plan of Merger dated as of November 18, 2018, by and among Cimarex Energy Co., CR Sub 1 Inc., CR Sub 2 LLC and Resolute Energy Corporation (filed as Exhibit 2.1 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

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

4.2
Debt Securities Indenture dated as of April 5, 2012, by and among Cimarex Energy Co. and U.S. Bank National Association, as trustee included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 5, 2012 (Commission File No. 001-31446) and incorporated herein by reference.

4.3
First Supplemental Indenture dated as of April 5, 2012, by and among Cimarex Energy Co., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee included as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 5, 2012 (Commission File No. 001-31446) and incorporated herein by reference.

4.4	Form of 5.875% Senior Notes due 2022 included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2012 (Commission File No. 001-31446) and incorporated herein by reference.

4.5
Indenture dated as of June 4, 2014, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2014 (Commission File No. 001-31446) and incorporated herein by reference.

Exhibit	Title
4.6
First Supplemental Indenture dated as of June 4, 2014, by and among Cimarex Energy Co., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee included as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on June 4, 2014 (Commission File No. 001-31446) and incorporated herein by reference.

4.7	Form of 4.375% Senior Notes due 2024 included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2014 (Commission File No. 001-31446) and incorporated herein by reference.

4.8
Form of Indenture by and among Cimarex Energy Co. and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to Registration Statement on Form S-3 filed September 21, 2015 (Registration No. 333-183939) and incorporated herein by reference).

4.9
Indenture dated as of April 10, 2017, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2017 (Commission File No. 001-31446) and incorporated herein by reference.

4.10
First Supplemental Indenture dated as of April 10, 2017, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee included as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 10, 2017 (Commission File No. 001-31446) and incorporated herein by reference.

4.11	Form of 3.90% Senior Notes due 2027 included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 10, 2017 (Commission File No. 001-31446) and incorporated herein by reference.

10.1
Credit Agreement dated as of July 14, 2011, among Cimarex, the Administrative Agent, the Co-Syndication Agents, the Co-Documentation Agents and the Lenders filed on July 18, 2011 (Commission File No. 001-31446) as Exhibit 10.l to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2
First Amendment to Credit Agreement dated as of July 19, 2012, among Cimarex, the Guarantors, the Administrative Agent, and the Lenders filed on May 5, 2014 (Commission File No. 001-31446) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3
Second Amendment to Credit Agreement dated as of May 1, 2014, among Cimarex, the Guarantors, the Administrative Agent, and the Lenders filed on May 5, 2014 (Commission File No. 001-31446) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.4
Employment Agreement, dated October 25, 1993, by and between Thomas E. Jorden and Key Production Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference). +

10.5
Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Thomas E. Jorden (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001-31446) and incorporated herein by reference). +

10.6
Employment Agreement, dated February 2, 1994, by and between Stephen P. Bell and Key Production Company, Inc. (filed as Exhibit 10.8 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference). +

10.7
Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Stephen P. Bell (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001-31446) and incorporated herein by reference). +

Exhibit	Title
10.8
Employment Agreement, dated March 11, 1994, by and between Joseph R. Albi and Key Production Company, Inc. (filed as Exhibit 10.9 to the Registration Statement on Form S-4 dated May 9, 2002 (Registration No. 333-87948) and incorporated herein by reference). +

10.9
Amendment to Employment Agreement effective January 1, 2009 between Cimarex Energy Co. and Joseph R. Albi (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001-31446) and incorporated herein by reference). +

10.10
Amended and Restated 2002 Stock Incentive Plan of Cimarex Energy Co. effective January 1, 2009 (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001- 31446) and incorporated herein by reference). +

10.11
2011 Equity Incentive Plan adopted May 18, 2011 (filed as Appendix A to the Definitive Proxy Statement 14-A filed on March 23, 2011 (Commission File No. 001-31446) and incorporated herein by reference). +

10.12
Form of Notice of Grant of Award of Performance Stock and Award Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011 (Commission File no. 001-31446) and incorporated herein by reference). +

10.13
Form of Notice of Grant of Restricted Stock and Award Agreement (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011 (Commission File no. 001-31446) and incorporated herein by reference). +

10.14
Form of Notice of Grant of Nonqualified Stock Option and Award Agreement (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011 (Commission File no. 001-31446) and incorporated herein by reference). +

10.15
Form of Notice of Grant and Award Agreement (Other Stock Award with performance conditions) (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014 (Commission File No. 001-31446) and incorporated herein by reference). +

10.16
2014 Equity Incentive Plan adopted May 15, 2014 (filed as Appendix A to the Definitive Proxy Statement 14-A filed on April 1, 2014 (Commission File No. 001-31446) and incorporated herein by reference. +

10.17
Form of Notice of Grant of Restricted Stock (Director) and Award Agreement (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014 (Commission File No. 001-31446) and incorporated herein by reference). +

10.18
Form of Notice of Grant of Nonqualified Stock Option and Award Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014 (Commission File No. 001-31446) and incorporated herein by reference). +

10.19
Form of Notice of Grant of Restricted Stock and Award Agreement (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014 (Commission File No. 001-31446) and incorporated herein by reference). +

10.20
Form of Notice of Grant of Restricted Stock and Award Agreement (Performance Award) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014 (Commission File No. 001-31446) and incorporated herein by reference). +

10.21
Form of Notice of Grant of Restricted Stock and Award Agreement (Performance Award) (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015 (Commission File No. 001-31446) and incorporated herein by reference). +

Exhibit	Title
10.22
Deferred Compensation Plan for Nonemployee Directors adopted May 19, 2004, as amended and restated effective January 1, 2009 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001-31446) and incorporated herein by reference). +

10.23
Cimarex Energy Co. Supplemental Savings Plan (amended and restated, effective January 1, 2009) (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001- 31446) and incorporated herein by reference). +

10.24
Cimarex Energy Co. Change in Control Severance Plan dated effective April 1, 2005, amended and restated effective January 1, 2009 (filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (Commission File No. 001-31446) and incorporated herein by reference). +

10.25
Amendment to Cimarex Energy Co. Change in Control Severance Plan dated effective March 19, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013 (Commission File No. 001- 31446) and incorporated herein by reference). +

10.26
Form of Indemnification Agreement between Cimarex Energy Co. and each of its executive officers and directors (filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 26, 2013 (Commission File No. 001-31446) and incorporated herein by reference). +

10.27
Credit Agreement Dated as of October 16, 2015, by and among Cimarex, the Administrative Agent, the Syndication Agent, the Documentation Agents, and the Lenders (filed on October 19, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

10.28
Form of Notice of Grant of Restricted Stock (Director) and Award Agreement (filed as Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 2, 2015 and incorporated herein by reference). +

10.29
Form of Notice of Grant of Restricted Stock (Director) and Award Agreement (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017 (Commission File No. 001-31446) and incorporated herein by reference). +

10.30
Purchase and Sale Agreement dated May 23, 2018 between Cimarex Energy Co., Prize Energy Resources, Inc., and Magnum Hunter Production, Inc. (collectively, as “Seller”) and Callon Petroleum Operating Company as Buyer (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 24, 2018 (Commission File No. 001-31446) and incorporated herein by reference).

10.31	Form of Notice of Grant of Restricted Stock and Award Agreement (Performance Award). * +

10.32
Amended and Restated Credit Agreement Dated as of February 5, 2019, by and among Cimarex, as Borrower, the Administrative Agent, the Syndication Agent, the Co-Documentation Agents, the Lenders, and the Lead Arrangers and Bookrunners (filed on February 7, 2019 as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

10.33
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co. and Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC (filed as Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

10.34
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co., John C. Goff and certain other related entities thereto (filed as Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

Exhibit	Title
10.35
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co. and RR Advisors, LLC (filed as Exhibit 10.3 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

10.36
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co. and Richard Betz (filed as Exhibit 10.4 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

10.37
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co. and Nicholas J. Sutton (filed as Exhibit 10.5 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

10.38
Voting Agreement, dated as of November 18, 2018, by and among Cimarex Energy Co. and Theodore Gazulis (filed as Exhibit 10.6 to Registrant’s Form 8-K (Commission File No. 001-31446) dated November 20, 2018 and incorporated herein by reference).

14.1
Revised Code of Business Conduct and Ethics for Directors, Officers, and Employees dated August 30, 2016 (filed as Exhibit 14.1 and 14.2 to the Current Report on Form 8-K filed September 1, 2016 (Commission File No. 001-31446) and incorporated herein by reference).

21.1	Significant subsidiaries of the Registrant. *

23.1	Consent of KPMG LLP. *

23.2	Consent of DeGolyer and MacNaughton. *

24.1	Power of Attorney of directors of the Registrant. *

31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1
Letter dated January 21, 2019 from DeGolyer and MacNaughton, independent petroleum engineering consulting firm, reporting the results of its audit of Cimarex reserves as of December 31, 2018 of certain selected properties. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

Exhibit	Title
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2019

CIMAREX ENERGY CO.

By:	/s/ Thomas E. Jorden
Thomas E. Jorden Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Thomas E. Jorden	Chairman of the Board, Director, Chief Executive Officer,
	Thomas E. Jorden	and President (Principal Executive Officer)	February 20, 2019

	*	Director, Executive Vice President — Operations,
	Attorney-in-Fact	Chief Operating Officer	February 20, 2019
Joseph R. Albi

	/s/ G. Mark Burford	Vice President and Chief Financial Officer
	G. Mark Burford	(Principal Financial Officer)	February 20, 2019

	/s/ Timothy A. Ficker	Vice President, Controller, Chief Accounting Officer
	Timothy A. Ficker	(Principal Accounting Officer)	February 20, 2019

*
	Attorney-in-Fact	Director	February 20, 2019
Hans Helmerich

*
	Attorney-in-Fact	Director	February 20, 2019
David A. Hentschel

*
	Attorney-in-Fact	Director	February 20, 2019
Harold R. Logan, Jr.

*
	Attorney-in-Fact	Director	February 20, 2019
Floyd R. Price

*
	Attorney-in-Fact	Director	February 20, 2019
Monroe W. Robertson

*
	Attorney-in-Fact	Director	February 20, 2019
Lisa A. Stewart

*
	Attorney-in-Fact	Director	February 20, 2019
Michael J. Sullivan

*
	Attorney-in-Fact	Director	February 20, 2019
Frances M. Vallejo

*By:	/s/ G. Mark Burford	Vice President and Chief Financial Officer
	G. Mark Burford Attorney-in-Fact	(Principal Financial Officer)	February 20, 2019