Form 10-Q
period 2019-03-31
CIMAREX ENERGY CO
filed 2019-05-10
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2019
or
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
Yes ☐  No ☒
The number of shares of Cimarex Energy Co. common stock outstanding as of April 30, 2019 was 101,433,207.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	XEC	New York Stock Exchange

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

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for our oil and gas production, full cost ceiling test impairments to the carrying values of our oil and gas properties, reductions in the quantity of, and price received for, oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing, weather or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, increased financing costs due to a significant increase in interest rates, availability of financing, our ability to successfully integrate the business acquired from Resolute Energy Corporation, and the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting.  In addition, exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties.  There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures.  These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

PART I
ITEM 1. - Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,930	$800,666
Accounts receivable, net of allowance:
Trade	123,192	122,065
Oil and gas sales	329,661	315,063
Gas gathering, processing, and marketing	13,049	17,072
Oil and gas well equipment and supplies	62,600	55,553
Derivative instruments	35,830	101,939
Prepaid expenses	8,135	7,554
Other current assets	2,811	4,227
Total current assets	596,208	1,424,139
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	19,410,269	18,566,757
Unproved properties and properties under development, not being amortized	1,707,089	436,325
	21,117,358	19,003,082
Less—accumulated depreciation, depletion, amortization, and impairment	(15,462,464)	(15,287,752)
Net oil and gas properties	5,654,894	3,715,330
Fixed assets, net of accumulated depreciation of $340,147 and $324,631, respectively	509,554	257,686
Goodwill	727,573	620,232
Derivative instruments	626	9,246
Other assets	68,337	35,451
	$7,557,192	$6,062,084
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$65,664	$76,927
Gas gathering, processing, and marketing	25,190	29,887
Accrued liabilities:
Exploration and development	183,940	124,674
Taxes other than income	32,084	33,622
Other	247,041	221,159
Derivative instruments	77,557	27,627
Revenue payable	215,613	194,811
Operating leases	62,825	—
Total current liabilities	909,914	708,707
Senior notes principal	2,000,000	1,500,000
Less—senior notes unamortized debt issuance costs and discounts	(16,273)	(11,446)
Senior notes, net	1,983,727	1,488,554
Deferred income taxes	405,294	334,473
Asset retirement obligation	165,529	152,758
Derivative instruments	756	2,267
Operating leases	186,356	—
Other liabilities	62,634	45,539
Total liabilities	3,714,210	2,732,298
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 62,500 shares authorized and issued and no shares authorized and issued, respectively (Note 5)	81,620	—
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,407,583 and 95,755,797 shares issued, respectively	1,014	958
Additional paid-in capital	3,210,818	2,785,188
Retained earnings	547,626	542,885
Accumulated other comprehensive income	1,904	755
Total stockholders’ equity	3,761,362	3,329,786
	$7,557,192	$6,062,084
See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil sales	$349,306	$351,723
Gas and NGL sales	217,915	203,718
Gas gathering and other	10,262	11,452
Gas marketing	(526)	241
	576,957	567,134
Costs and expenses:
Depreciation, depletion, and amortization	190,417	132,859
Asset retirement obligation	2,049	1,060
Production	77,233	71,271
Transportation, processing, and other operating	53,608	45,165
Gas gathering and other	12,320	9,823
Taxes other than income	33,694	30,188
General and administrative	29,084	23,321
Stock compensation	6,713	6,730
Loss (gain) on derivative instruments, net	115,452	(4,159)
Other operating expense, net	8,326	203
	528,896	316,461
Operating income	48,061	250,673
Other (income) and expense:
Interest expense	20,405	16,783
Capitalized interest	(8,742)	(4,810)
Loss on early extinguishment of debt	4,250	—
Other, net	(2,241)	(4,567)
Income before income tax	34,389	243,267
Income tax expense	8,073	56,949
Net income	$26,316	$186,318

Earnings per share to common stockholders:
Basic	$0.26	$1.96
Diluted	$0.26	$1.96

Comprehensive income:
Net income	$26,316	$186,318
Other comprehensive income:
Change in fair value of investments, net of tax of $339 and ($56), respectively	1,149	(190)
Total comprehensive income	$27,465	$186,128

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$26,316	$186,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	190,417	132,859
Asset retirement obligation	2,049	1,060
Deferred income taxes	8,073	56,949
Stock compensation	6,713	6,730
Loss (gain) on derivative instruments, net	115,452	(4,159)
Settlements on derivative instruments	(9,051)	(12,389)
Loss on early extinguishment of debt	4,250	—
Amortization of debt issuance costs and discounts	719	729
Changes in non-current assets and liabilities	2,148	(900)
Other, net	3,976	37
Changes in operating assets and liabilities:
Accounts receivable	33,976	44,722
Other current assets	350	1,603
Accounts payable and other current liabilities	(135,297)	(30,466)
Net cash provided by operating activities	250,091	383,093
Cash flows from investing activities:
Acquisition of Resolute Energy, net of cash acquired (Note 13)	(284,441)	—
Oil and gas capital expenditures	(332,742)	(323,455)
Other capital expenditures	(17,828)	(19,056)
Sales of oil and gas assets	5,000	29,824
Sales of other assets	200	432
Net cash used by investing activities	(629,811)	(312,255)
Cash flows from financing activities:
Borrowings of long-term debt	1,182,310	—
Repayments of long-term debt	(1,553,000)	—
Financing, underwriting, and debt redemption fees	(10,938)	—
Finance lease payments	(635)	—
Dividends paid	(17,179)	(7,602)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(654)	(305)
Proceeds from exercise of stock options	80	345
Net cash used by financing activities	(400,016)	(7,562)
Net change in cash and cash equivalents	(779,736)	63,276
Cash and cash equivalents at beginning of period	800,666	400,534
Cash and cash equivalents at end of period	$20,930	$463,810

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2018	95,756	$958	$2,785,188	$542,885	$755	$3,329,786
Dividends paid on stock awards subsequently forfeited	—	—	—	2	—	2
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,308)	—	(20,308)
Dividends declared on redeemable preferred stock ($20.31 per share)	—	—	—	(1,269)	—	(1,269)
Net income	—	—	—	26,316	—	26,316
Issuance of stock for Resolute Energy acquisition (Note 13)	5,652	56	412,959	—	—	413,015
Unrealized change in fair value of investments, net of tax	—	—	—	—	1,149	1,149
Issuance of restricted stock awards	11	—	—	—	—	—
Common stock reacquired and retired	(10)	—	(654)	—	—	(654)
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	3	—	80	—	—	80
Stock-based compensation	—	—	13,245	—	—	13,245
Balance, March 31, 2019	101,408	$1,014	$3,210,818	$547,626	$1,904	$3,761,362

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2017	95,437	$954	$2,764,384	$(199,259)	$2,199	$2,568,278
Dividends paid on stock awards subsequently forfeited	—	—	3	4	—	7
Dividends declared on common stock ($0.16 per share)	—	—	(15,271)	—	—	(15,271)
Net income	—	—	—	186,318	—	186,318
Unrealized change in fair value of investments, net of tax	—	—	—	—	(190)	(190)
Issuance of restricted stock awards	2	—	—	—	—	—
Common stock reacquired and retired	(3)	—	(305)	—	—	(305)
Restricted stock forfeited and retired	(7)	—	—	—	—	—
Exercise of stock options	4	—	345	—	—	345
Stock-based compensation	—	—	12,411	—	—	12,411
Balance, March 31, 2018	95,433	$954	$2,761,567	$(12,937)	$2,009	$2,751,593

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

1.	BASIS OF PRESENTATION

Cimarex Energy Co. (“Cimarex,” “we,” or “us”), a Delaware corporation, is an independent oil and gas exploration and production company. Our operations are mainly located in Texas, Oklahoma, and New Mexico. The accompanying unaudited financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods and as of the dates shown. The accounts of Cimarex and its subsidiaries are presented in the accompanying financial statements, with intercompany balances and transactions eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the 2019 financial statement presentation.

On March 1, 2019, we acquired Resolute Energy Corporation (“Resolute”) in a cash and stock transaction. The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. See Note 13 for more information on this transaction.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

We did not recognize a ceiling test impairment during the three months ended March 31, 2019 and 2018 because the net capitalized cost of our oil and gas properties, as adjusted for income taxes, did not exceed the ceiling limitation. If pricing conditions deteriorate, including the further widening of local market basis differentials, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling test impairments in future quarters. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any impairment of oil and gas properties is not reversible at a later date.

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of March 31, 2019, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”).  The FASB subsequently issued various ASUs which provided additional implementation guidance. Topic 842 requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for a period of time. The

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

scope of Topic 842 excludes leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. We adopted Topic 842 effective January 1, 2019, using the modified retrospective method applied to all leases that existed on that date, which resulted in the recognition of lease liabilities of $276.9 million and right-of-use assets of $265.0 million. In connection with adoption we made use of the following practical expedients, which are provided in Topic 842:

•
a package of practical expedients to not reassess: 1) whether expired or existing contracts are or contain a lease, 2) lease classification for expired or existing leases, and 3) initial direct costs for existing leases;

•
an election not to apply the recognition requirements in Topic 842 to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise);

•	a practical expedient that permits combining lease and nonlease components in a contract and accounting for the combination as a lease (elected by asset class); and

•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019.

2.	LONG-TERM DEBT

Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(4,209)	$745,791	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,831)	743,169	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,233)	494,767	—	—	—
	$2,000,000	$(16,273)	$1,983,727	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At March 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.3 million and $1.6 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At March 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.5 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of March 31, 2019, we had no bank borrowings outstanding under the Credit Facility, leaving an unused borrowing availability of $1.25 billion.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of March 31, 2019, we were in compliance with all of the financial covenants.

At March 31, 2019 and December 31, 2018, we had $4.9 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment occurring September 15, 2019.  We used the net proceeds to repay borrowings that were outstanding under our Credit Facility that were used to help fund the Resolute acquisition on March 1, 2019. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2019.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
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

As of March 31, 2019, we have entered into oil and gas collars, oil basis swaps, oil and gas fixed price swaps, and sold oil calls. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Under our fixed price swaps, we receive the difference between the fixed price and the published index price if the published index price is below the fixed price and we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. Under our sold oil calls, we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. The following tables summarize our outstanding derivative contracts as of March 31, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	3,094,000	2,944,000	2,208,000	8,246,000
Weighted Avg Price - Floor	$—	$53.68	$54.81	$56.42	$54.82
Weighted Avg Price - Ceiling	$—	$66.57	$68.60	$69.40	$68.05
2020:
WTI (1)
Volume (Bbls)	1,456,000	728,000	—	—	2,184,000
Weighted Avg Price - Floor	$56.13	$52.25	$—	$—	$54.83
Weighted Avg Price - Ceiling	$70.08	$64.31	$—	$—	$68.15
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
PEPL (1)
Volume (MMBtu)	—	13,650,000	11,040,000	8,280,000	32,970,000
Weighted Avg Price - Floor	$—	$2.03	$1.94	$1.94	$1.98
Weighted Avg Price - Ceiling	$—	$2.39	$2.32	$2.37	$2.36
Perm EP (2)
Volume (MMBtu)	—	8,190,000	6,440,000	3,680,000	18,310,000
Weighted Avg Price - Floor	$—	$1.67	$1.49	$1.40	$1.55
Weighted Avg Price - Ceiling	$—	$1.95	$1.79	$1.73	$1.85
Waha (3)
Volume (MMBtu)	—	3,640,000	5,520,000	5,520,000	14,680,000
Weighted Avg Price - Floor	$—	$1.41	$1.48	$1.48	$1.46
Weighted Avg Price - Ceiling	$—	$1.73	$1.82	$1.82	$1.80
2020:
PEPL (1)
Volume (MMBtu)	5,460,000	2,730,000	—	—	8,190,000
Weighted Avg Price - Floor	$1.96	$1.95	$—	$—	$1.96
Weighted Avg Price - Ceiling	$2.38	$2.26	$—	$—	$2.34
Perm EP (2)
Volume (MMBtu)	1,820,000	910,000	—	—	2,730,000
Weighted Avg Price - Floor	$1.45	$1.50	$—	$—	$1.47
Weighted Avg Price - Ceiling	$1.92	$2.13	$—	$—	$1.99
Waha (3)
Volume (MMBtu)	4,550,000	2,730,000	—	—	7,280,000
Weighted Avg Price - Floor	$1.50	$1.57	$—	$—	$1.53
Weighted Avg Price - Ceiling	$1.87	$1.97	$—	$—	$1.91
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI Midland (1)
Volume (Bbls)	—	3,685,500	3,266,000	2,530,000	9,481,500
Weighted Avg Differential (2)	$—	$(6.51)	$(7.36)	$(8.36)	$(7.30)
2020:
WTI Midland (1)
Volume (Bbls)	1,001,000	637,000	—	—	1,638,000
Weighted Avg Differential (2)	$(0.16)	$(0.40)	$—	$—	$(0.26)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX less the weighted average differential shown in the table.

Oil Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	455,000	460,000	460,000	1,375,000
Weighted Avg Price	$—	$64.54	$64.54	$64.54	$64.54
________________________________________

(1)	The fixed price on these swaps is NYMEX WTI.

Gas Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
Henry Hub (1)
Volume (MMBtu)	—	3,185,000	3,220,000	3,220,000	9,625,000
Weighted Avg Price	$—	$3.00	$3.00	$3.00	$3.00
________________________________________

(1)	The fixed price on these swaps is NYMEX Henry Hub.

Sold Oil Calls	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	333,970	337,640	337,640	1,009,250
Weighted Avg Call Price	$—	$64.36	$64.36	$64.36	$64.36
________________________________________

(1)	The index on these sold calls is NYMEX WTI.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following table summarizes our derivative contracts entered into subsequent to March 31, 2019 through May 7, 2019:

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI Midland (1)
Volume (Bbls)	364,000	—	—	—	364,000
Weighted Avg Differential (2)	$(0.03)	$—	$—	$—	$(0.03)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX less the weighted average differential shown in the table.

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

	Three Months Ended March 31,
(in thousands)	2019	2018
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$(9,846)	$(11,789)
Oil contracts	116,247	(4,759)
	106,401	(16,548)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	3,764	(5,119)
Oil contracts	5,287	17,508
	9,051	12,389
Loss (gain) on derivative instruments, net	$115,452	$(4,159)

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following tables present the amounts and classifications of our derivative assets and liabilities as of March 31, 2019 and December 31, 2018, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		March 31, 2019
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$19,328	$—
Gas contracts	Current assets — Derivative instruments	16,502	—
Oil contracts	Non-current assets — Derivative instruments	222	—
Gas contracts	Non-current assets — Derivative instruments	404	—
Oil contracts	Current liabilities — Derivative instruments	—	73,517
Gas contracts	Current liabilities — Derivative instruments	—	4,040
Oil contracts	Non-current liabilities — Derivative instruments	—	749
Gas contracts	Non-current liabilities — Derivative instruments	—	7
Total gross amounts presented in the balance sheet		36,456	78,313
Less: gross amounts not offset in the balance sheet		(26,283)	(26,283)
Net amount		$10,173	$52,030

		December 31, 2018
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$94,240	$—
Gas contracts	Current assets — Derivative instruments	7,699	—
Oil contracts	Non-current assets — Derivative instruments	9,246	—
Oil contracts	Current liabilities — Derivative instruments	—	23,378
Gas contracts	Current liabilities — Derivative instruments	—	4,249
Oil contracts	Non-current liabilities — Derivative instruments	—	311
Gas contracts	Non-current liabilities — Derivative instruments	—	1,956
Total gross amounts presented in the balance sheet		111,185	29,894
Less: gross amounts not offset in the balance sheet		(29,894)	(29,894)
Net amount		$81,291	$—

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following table provides fair value measurement information for certain assets and liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(779,340)	$(750,000)	$(744,578)
3.90% Notes due 2027	$(750,000)	$(748,620)	$(750,000)	$(701,273)
4.375% Notes due 2029	$(500,000)	$(514,380)	$—	$—
Derivative instruments — assets	$36,456	$36,456	$111,185	$111,185
Derivative instruments — liabilities	$(78,313)	$(78,313)	$(29,894)	$(29,894)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at March 31, 2019 were accrued operating expenses of approximately $84.0 million. Included in “Accrued liabilities — Other” at December 31, 2018 were: (i) accrued operating expenses of approximately $69.1 million, (ii) accrued general and administrative, primarily payroll-related, costs of approximately $47.4 million, and (iii) an accrual of approximately $35.8 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances in applicable bank accounts.

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability. We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $2.7 million and $2.7 million, respectively.

5.	CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At March 31, 2019, there were 101.4 million shares of common stock outstanding.

From the 15 million shares of preferred stock authorized, our Board of Directors created a series of preferred stock designated as 8.125% Series A Cumulative Perpetual Convertible Preferred Stock and authorized 62.5 thousand shares. In March 2019, in conjunction with the Resolute acquisition (see Note 13), we issued 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Convertible

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Preferred Stock”). Holders of the Convertible Preferred Stock are entitled to receive, when, as, and if declared by the Board out of funds of Cimarex legally available for payment, cumulative cash dividends at the annual rate of 8.125% of each share’s liquidation preference of $1,000. Dividends on the preferred stock will be payable quarterly in arrears and shall accumulate from the most recent date as to which dividends have been paid. In the event of any liquidation, winding up, or dissolution of Cimarex, whether voluntary or involuntary, each holder will be entitled to receive in respect of its shares and to be paid out of the assets of Cimarex legally available for distribution to its stockholders, after satisfaction of liabilities to Cimarex’s creditors and any senior stock (of which there is currently none) and before any payment or distribution is made to holders of junior stock (including common stock), the liquidation preference of $1,000 per share, with the total liquidation preference being $62.5 million in the aggregate. Each holder has the right at any time, at its option, to convert any or all of such holder’s shares of Convertible Preferred Stock at an initial conversion rate of 8.0421 shares of fully paid and nonassessable shares of our common stock and $471.40 in cash per share of Convertible Preferred Stock. Additionally, at any time on or after October 15, 2021, we shall have the right, at our option, if the closing sale price of our common stock meets certain criteria, to elect to cause all, and not part, of the outstanding shares of Convertible Preferred Stock to be automatically converted into that number of shares of Cimarex common stock for each share of Convertible Preferred Stock equal to the conversion rate in effect on the mandatory conversion date as such terms are defined in the Certificate of Designations for the Convertible Preferred Stock and $471.40 in cash per share of Convertible Preferred Stock. As a result of the cash redemption features included in the Convertible Preferred Stock conversion option, with such conversion not solely within our control, the instruments are classified as Redeemable preferred stock in temporary equity on the Condensed Consolidated Balance Sheet.

Dividends

Common Stock

In February 2019, our Board of Directors declared a cash dividend of $0.20 per share of common stock. The dividend is payable on or before May 31, 2019 to stockholders of record on May 15, 2019. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $20.3 million dividend declared during the first quarter 2019 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In March 2019, our Board of Directors declared a cash dividend of $20.31 per share of Convertible Preferred Stock. The dividend was paid in April to stockholders of record on April 1, 2019. The $1.3 million dividend declared during the first quarter 2019 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

6.	STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Restricted stock awards:
Performance stock awards	$5,394	$6,729
Service-based stock awards	7,231	5,072
	12,625	11,801
Stock option awards	622	617
Total stock compensation cost	13,247	12,418
Less amounts capitalized to oil and gas properties	(6,534)	(5,688)
Stock compensation expense	$6,713	$6,730

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31, 2019
Asset retirement obligation at January 1, 2019	$166,904
Liabilities incurred	10,009
Liability settlements and disposals	(1,361)
Accretion expense	1,793
Revisions of estimated liabilities	1,912
Asset retirement obligation at March 31, 2019	179,257
Less current obligation	(13,728)
Long-term asset retirement obligation	$165,529

For the three months ended March 31, 2019, liabilities incurred included $9.4 million for the Resolute acquisition.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

8.	EARNINGS PER SHARE

The calculations of basic and diluted net earnings per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended March 31,
	2019			2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$26,316			$186,318
Less: net income attributable to participating securities	(445)			(2,666)
Less: preferred stock dividends	(1,269)			—
Basic earnings per share
Income available to common stockholders	24,602	95,922	$0.26	183,652	93,699	$1.96
Effects of dilutive securities (1)
Options	—	10		—	38
Diluted earnings per share
Income available to common stockholders and assumed conversions	$24,602	95,932	$0.26	$183,652	93,737	$1.96
________________________________________

(1)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings per share. Excluded from the March 31, 2019 calculation were 388.6 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the March 31, 2018 calculation were 295.6 thousand potential common shares from the assumed exercise of employee stock options.

9.	INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Deferred tax expense	$8,073	$56,949

Combined federal and state effective income tax rate	23.5%	23.4%

At December 31, 2018, we had a U.S. net tax operating loss carryforward of approximately $1.16 billion, which will expire in tax years 2032 through 2037. We believe that the carryforward will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $3.5 million at December 31, 2018.

On March 1, 2019, the Company completed its acquisition of Resolute. For federal income tax purposes, the acquisition was a tax-free merger whereby the Company acquired carryover tax basis in Resolute’s assets and liabilities. As of March 1, 2019, the Company recorded a net deferred tax liability of $62.4 million associated with the acquired

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

assets. The net deferred tax liability includes certain deferred tax assets net of valuation allowances. The acquired tax attributes include federal net operating loss, capital loss, and enhanced oil recovery tax credit carryforwards. The carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

At March 31, 2019, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2015 through 2018.

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses.

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Effective January 1, 2019, we began accounting for leases in accordance with Topic 842, which requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for periods of greater than 12 months. Prior to January 1, 2019, we accounted for leases in accordance with ASC Topic 840, Leases, under which operating leases were not recorded on the balance sheet.

Real Estate Leases

We have operating leases for office space in various locations that provide us the right to control the use of the specified office space over the term of the contract. These leases require us to make monthly “base rent” payments, as well as “additional payments” for our share of operating expenses and taxes incurred by the landlord. At our option, the terms of these leases can be renewed for varying periods, and in some cases may be terminated early at our option. As of March 31, 2019, these leases had remaining lease terms ranging from 5.2 to 7.4 years. These leases do not contain residual value guarantees, options to purchase the underlying office space, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of office space.

Lease liabilities associated with our real estate leases were recorded at the present value of the future lease payments, after considering the following:

•	“Base rent” payments are considered fixed lease payments, while “additional payments” are considered variable lease payments.

•	At commencement of each real estate lease we were not reasonably certain to exercise the option to renew or terminate such lease.

•
The discount rate used to calculate each lease liability was based on our incremental borrowing rate, which was estimated utilizing trading metrics for our senior unsecured notes as adjusted using relevant market factors to develop a synthetic secured yield curve.

•	As an accounting policy we have elected not to separate nonlease components from lease components for our real estate class of assets.

•	Where applicable, we determined that the effect of accounting for the right to use land separately from other lease components would be insignificant.

Production-Related Leases

We have operating leases for equipment used in connection with our oil and gas production operations, including well-head compressors, pipeline compressors, and artificial lift mechanisms. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. These leases

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

often include an “evergreen” provision that allows the contract term to continue on a month-to-month basis following expiration of the initial term stated in the contract. As of March 31, 2019, these leases had remaining lease terms ranging from one month to 11.3 years. These leases require us to make monthly payments of fixed amounts, which cover the cost of renting the equipment and, in some cases, the cost of maintaining the leased equipment. These leases do not typically require us to make variable lease payments. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of production-related equipment.

We have one finance lease, which results from a gathering agreement (the “Gathering Agreement”) on a gathering system. Under terms of the Gathering Agreement, we have the option to acquire a portion of the underlying gathering system upon termination of the Gathering Agreement. We make monthly payments under the Gathering Agreement based on the volume of oil gathered and a gathering rate per barrel, which is adjusted periodically. As of March 31, 2019, this lease had a remaining term of 6.4 years.

Lease liabilities associated with our production-related operating leases were recorded at the present value of the future lease payments, after considering the following:

•
For leases with an evergreen provision, the term of the lease was determined to be the noncancellable period in the contract plus the period beyond the noncancellable period that we believe it is reasonably certain we will need the equipment for operational purposes, limited to the point in time at which both we and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty.

•
The discount rate used to calculate each lease liability was based on our incremental borrowing rate, which was estimated utilizing trading metrics for our senior unsecured notes as adjusted using relevant market factors to develop a synthetic secured yield curve.

•	As an accounting policy we have elected not to separate nonlease components from lease components for our production-related class of assets.

Exploration and Development-Related Leases

We have operating leases for equipment used in connection with our exploration and development activities, including drilling rigs, pressure pumping equipment, directional drilling tools, well-control devices, and various pieces of support equipment. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. As of March 31, 2019, these leases had remaining lease terms of 12 months or less. These leases typically require us to make payments in amounts based on the usage of the underlying equipment. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of exploration and development-related equipment.

As an accounting policy we have elected not to apply the recognition requirements of Topic 842 to our exploration and development-related class of assets with lease terms at commencement of 12 months or less. As such, we have not recorded any lease liabilities associated with our exploration and development-related leases. In addition, as an accounting policy we have elected not to separate nonlease components from lease components for our exploration and development-related class of assets.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Balance Sheet Presentation

The following tables present the amounts and classifications of our right-of-use assets and lease liabilities as of March 31, 2019:

(in thousands)	Balance Sheet Location	March 31, 2019
Operating lease right-of-use assets	Non-current assets — Fixed assets, net	$233,644
Finance lease right-of-use assets	Non-current assets — Other assets	28,138
Total right-of-use assets		$261,782

(in thousands)	Balance Sheet Location	March 31, 2019
Operating lease liabilities — current	Current liabilities — Operating leases	$62,825
Operating lease liabilities — non-current	Non-current liabilities — Operating leases	186,356
Finance lease liability — current	Current liabilities — Accrued liabilities-Other	5,936
Finance lease liability — non-current	Non-current liabilities — Other liabilities	23,500
Total lease liabilities		$278,617

Lease Cost and Cash Flows

The following table summarizes total lease cost, which includes amounts recognized in income and amounts capitalized for the indicated period:

(in thousands)	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$1,096
Interest on lease liability	486
Operating lease cost: (1)
Production expense	3,834
Gas gathering and other expense	6,164
General and administrative expense	2,299
Short-term lease cost (2)	154,710
Total lease cost	$168,589
________________________________________

(1)
Operating lease cost in the table above is composed of costs incurred under real estate and production-related leases. These costs are included in the indicated captions on the Condensed Consolidated Statements of Operations.

(2)
Short-term lease cost in the table above is composed of costs incurred under leases with terms of 12 months or less for right-of-use assets used in exploration and development activities. Payments under such leases are typically based on usage of the underlying right-of-use asset and, therefore, are also variable lease payments. These costs are capitalized as part of proved properties on the Condensed Consolidated Balance Sheet.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following table summarizes cash paid for our leases for the indicated period:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance lease	$635
Operating cash outflows from operating leases	$12,493

Cash paid for short-term leases and variable lease payments:
Investing cash outflows from operating leases	$139,473

During the three months ended March 31, 2019, we recognized $16.2 million in right-of-use assets in connection with new operating leases entered into during the period.

Lease Liability Maturity Analysis

The following table presents the weighted-average remaining lease terms and discount rates of our leases as of the indicated date:

March 31, 2019
Weighted-average remaining lease term (in years):
Finance lease	6.4
Operating leases	4.7

Weighted-average discount rate:
Finance lease	6.7%
Operating leases	4.1%

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities recorded at March 31, 2019:

	March 31, 2019
(in thousands)	Operating Leases	Finance Lease
April 1, 2019 — March 31, 2020	$71,895	$6,808
April 1, 2020 — March 31, 2021	59,020	5,950
April 1, 2021 — March 31, 2022	53,649	5,658
April 1, 2022 — March 31, 2023	45,801	5,366
April 1, 2023 — March 31, 2024	21,665	5,075
Remaining periods	21,836	6,690
Total undiscounted future cash flows	273,866	35,547
Less effects of discounting	(24,685)	(6,111)
Lease liabilities recognized	$249,181	$29,436

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

As of December 31, 2018 the following future minimum cash payments were required under leases for office space:

(in thousands)	December 31, 2018
2019	$9,849
2020	10,790
2021	11,000
2022	11,130
2023	11,433
Remaining periods	20,831
Total future minimum lease payments	$75,033

In addition, as of December 31, 2018, we had various contractual commitments for compressor equipment under operating lease arrangements totaling $34.8 million with lease terms expiring over 1 - 35 months.

Other Commitments

At March 31, 2019, we had estimated commitments of approximately: (i) $447.9 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $36.3 million to finish gathering system construction in progress.

At March 31, 2019, we had firm sales contracts to deliver approximately 456.4 Bcf of gas over the next 5.8 years. If we do not deliver this gas, our estimated financial commitment, calculated using the April 2019 index price, would be approximately $461.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.8 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2019, would be approximately $662.7 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2019, would be approximately $55.5 million. Of this total, we have accrued a liability of $2.7 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At March 31, 2019, we have various firm transportation agreements for gas pipeline capacity with end dates ranging from 2019 - 2025 under which we will have to pay an estimated $25.6 million over the remaining terms of the agreements. These agreements were entered into to support our residue gas marketing efforts, and we believe we have sufficient reserves that will utilize this firm transportation.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

We have various litigation matters related to the ordinary course of our business. We assess the probability of estimable amounts related to these matters in accordance with guidance established by the FASB and adjust our

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

accruals accordingly. Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash paid during the period for:
Interest (net of capitalized amounts of $740 and $156, respectively) (1)	$18,588	$389
Income taxes	$6	$—
Cash received for income tax refunds	$1	$2
________________________________________

(1)	Includes $17.6 million in interest paid upon the redemption of Resolute’s senior notes and credit facility on March 1, 2019.

12.	RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $24.5 million and $23.6 million related to these services during the three months ended March 31, 2019 and 2018, respectively. The amount incurred in 2019 is included in the short-term lease costs disclosed in Note 10. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

13.	ACQUISITIONS

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The principal factors considered by management in making this acquisition included: (i) our expectation that the acquired assets’ attractive returns are competitive with those in our existing portfolio, (ii) the opportunity to apply our experience and learnings from already operating in this area to generating productivity gains from the acquired properties, (iii) the ability to increase our acreage position in the Delaware Basin, and (iv) the expectation that the acquisition will be financially accretive.

We acquired 100% of the outstanding common shares and voting interests of Resolute in a cash and stock transaction. The acquisition date fair value of the consideration transferred totaled $820.3 million, which consisted of cash, common stock, and a newly created series of preferred stock (see Note 5 for more information on the preferred stock) as follows:

(in thousands)	Fair Value of Consideration Transferred
Cash	$325,677
Common stock (5,652 shares issued)	413,015
Preferred stock (63 shares issued)	81,620
$820,312

The fair value of the common stock issued as part of the consideration was determined on the basis of the closing market price of Cimarex common stock on the acquisition date. The fair value of the preferred stock issued as part of the consideration was determined using a multiple probability simulation model.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Preliminary Purchase Price Allocation

The Resolute acquisition has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the Resolute purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, ultimate settlement of pre-acquisition working capital balances and completion of the final Resolute tax returns that will provide the underlying tax basis of Resolute’s assets and liabilities, and net operating losses. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

The following table sets forth the preliminary purchase price allocation:

(in thousands)	March 1, 2019
Cash	$41,236
Accounts receivable	50,739
Other current assets	13,280
Proved oil and gas properties	692,600
Unproved oil and gas properties	1,054,200
Fixed assets	5,355
Goodwill	107,341
Other assets	142
Current liabilities	(202,735)
Long-term debt	(870,000)
Deferred income taxes	(62,409)
Asset retirement obligation	(9,437)
Total identifiable net assets	$820,312

In connection with the acquisition, we assumed, and immediately repaid, $870.0 million principal amount of long-term debt consisting of $600.0 million of senior notes and $270.0 million of credit facility borrowings. On March 1, 2019, we repaid Resolute’s credit facility borrowings, delivered a notice of optional redemption of Resolute’s senior notes for an April 1, 2019 redemption date, and irrevocably deposited with a trustee the full amount of funds to repay the aggregate outstanding senior notes principal balance plus accrued and unpaid interest, incurring a $4.3 million loss on early extinguishment of debt. The cash consideration transferred and the repayment of Resolute’s long-term debt was funded using cash on hand and borrowings on our Credit Facility. We subsequently repaid the borrowings on our Credit Facility using the net proceeds from the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes (see Note 2 for more information on our debt issuance).

Goodwill of $107.3 million has been recognized principally as a result of recording net deferred tax liabilities arising from the difference between the tax basis and the purchase price allocated to Resolute’s assets and liabilities, and anticipated opportunities for cost savings through administrative and operational synergies. Goodwill is not expected to be deductible for tax purposes.

Acquisition-related costs incurred in 2019 were $8.3 million. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in the Other operating expense, net line item on our Condensed Consolidated Statements of Operations and Comprehensive Income.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. The amount of revenue and direct operating expenses resulting from the acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income from March 1, 2019 through March 31, 2019 is $24.2 million and $5.3 million, respectively.

Pro Forma Financial Information

The following supplemental pro forma information for the three month periods ended March 31, 2019 and 2018 has been prepared to give effect to the Resolute acquisition as if it had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of the combined company’s proved oil and gas properties, (ii) the capitalization of interest expense, and (iii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by Cimarex of $8.3 million and transaction-related costs incurred by Resolute of $60.0 million, for the three months ended March 31, 2019. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Cimarex to integrate the Resolute assets. The pro forma financial data has not been adjusted to reflect any other acquisitions or dispositions made during the periods presented as their results were not deemed material.

The pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2018 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$630,093	$638,078
Net income	$12,617	$187,079
Net income per share:
Basic	$0.11	$1.84
Diluted	$0.11	$1.84

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

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation (“Resolute”), an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The principal factors considered by management in making this acquisition included: (i) our expectation that the acquired assets’ attractive returns are competitive with those in our existing portfolio, (ii) the opportunity to apply our experience and learnings from already operating in this area to generating productivity gains from the acquired properties, (iii) the ability to increase our acreage position in the Delaware Basin, and (iv) the expectation that the acquisition will be financially accretive. The acquisition date fair value of the consideration transferred totaled $820.3 million, which consisted of cash, common stock, and preferred stock (see Note 13 to the Condensed Consolidated Financial Statements for more information on the acquisition).

We believe that detailed technical analysis, operational focus, and a disciplined capital investment process mitigate risk and position us to continue to achieve profitable increases in proved reserves and production. Our drilling inventory and limited long-term commitments provide the flexibility to respond quickly to industry volatility. Our investments are generally funded with cash flow provided by operating activities together with cash on hand, bank borrowings, sales of non-core assets, and, from time to time, public financing based on our monitoring of capital markets and our balance sheet.

Market Conditions

The oil and gas industry is cyclical and commodity prices can fluctuate significantly. We expect this volatility to persist. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, inventory storage levels, weather conditions, and other factors.

Market prices for oil have declined and market prices for gas have increased during the first three months of 2019 as compared to the first three months of 2018. For the 2019 period, average NYMEX oil and gas prices were $54.90 per barrel and $3.15 per Mcf, respectively, representing a decrease of 13% and an increase of 5%, respectively, from the average NYMEX oil and gas prices for the 2018 period. Local market prices for oil and gas can be impacted by pipeline capacity constraints limiting takeaway and increasing basis differentials. Oil and gas production growth and pipeline constraints in the Permian Basin resulted in higher basis differentials and, therefore, lower realized prices. These factors and lower realized prices have continued beyond March 31, 2019. The average prices per barrel of oil and Mcf of gas that we realized were less than the WTI Cushing and Henry Hub indices by the amounts shown in the table below for the periods indicated.

	Average Price Differentials
	First Quarter 2019	First Quarter 2018
Permian Basin oil	$6.90	$3.12
Mid-Continent oil	$2.17	$2.34
Permian Basin gas	$1.91	$0.78
Mid-Continent gas	$0.46	$0.70

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

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018:

•	Completed the acquisition of Resolute Energy Corporation. Resolute’s results are included in our financial statements since the March 1, 2019 closing date.

•	Total production volumes increased 26% to 258.9 MBOE per day.

•	Oil volumes increased 22% to 79.4 MBbls per day.

•	Gas volumes increased 20% to 639.1 MMcf per day.

•	NGL volumes increased 41% to 73.0 MBbls per day.

•	Total production revenue increased 2% to $567.2 million.

•	Cash flow provided by operating activities decreased 35% to $250.1 million.

•	Exploration and development expenditures increased 17% to $368.0 million.

•
Net income was $26.3 million, or $0.26 per diluted share, for the first three months of 2019, as compared to net income of $186.3 million, or $1.96 per diluted share, for the first three months of 2018.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Revenues

Our revenues are derived from sales of our oil, gas, and NGL production.  Increases or decreases in our revenues, profitability, and future production growth are highly dependent on the commodity prices we receive.  Prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, availability of transportation, seasonality, and geopolitical and economic factors. See QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for more information regarding the sensitivity of our revenues to price fluctuations.

Production volumes were higher for all products during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, while realized prices were lower. Our revenue increased 2%, or $11.8 million, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The following tables show our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended March 31,		Variance Between 2019 / 2018		Price/Volume Variance
Production Revenue (in thousands)	2019	2018			Price	Volume	Total
Oil sales	$349,306	$351,723	$(2,417)	(1)%	$(79,050)	$76,633	$(2,417)
Gas sales	109,976	109,721	255	—%	(21,281)	21,536	255
NGL sales	107,939	93,997	13,942	15%	(24,623)	38,565	13,942
	$567,221	$555,441	$11,780	2%	$(124,954)	$136,734	$11,780

The table below presents our production volumes by region.

	Three Months Ended March 31,
Production Volumes	2019	2018
Oil (Bbls per day)
Permian Basin	64,969	49,845
Mid-Continent	14,224	15,225
Other	222	142
	79,415	65,212
Gas (MMcf per day)
Permian Basin	340.6	237.9
Mid-Continent	297.2	295.5
Other	1.3	1.3
	639.1	534.7
NGL (Bbls per day)
Permian Basin	46,273	24,725
Mid-Continent	26,630	26,959
Other	53	35
	72,956	51,719
Total (BOE per day)
Permian Basin	168,008	114,218
Mid-Continent	90,386	91,433
Other	488	399
	258,882	206,050

Our total production increased 26%, or 52,832 BOE per day, during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was the result of our ongoing drilling and completion activity, as well as due to our acquisition of Resolute. See LIQUIDITY AND CAPITAL RESOURCES Capital Expenditures for information on our capital expenditures.

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the three months ended March 31, 2019, approximately 82% of our oil production was in the Permian Basin, up from approximately 76% during the three months ended March 31, 2018. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended March 31,		Variance Between 2019 / 2018
	2019	2018
Oil
Total volume — MBbls	7,147	5,869	22%
Total volume — MBbls per day	79.4	65.2	22%
Percentage of total production	31%	32%
Average realized price — per barrel	$48.87	$59.93	(18)%
Average WTI Midland price — per barrel	$50.97	$63.26	(19)%
Average WTI Cushing price — per barrel	$54.90	$62.87	(13)%

Gas
Total volume — MMcf	57,516	48,125	20%
Total volume — MMcf per day	639.1	534.7	20%
Percentage of total production	41%	43%
Average realized price — per Mcf	$1.91	$2.28	(16)%
Average Henry Hub price — per Mcf	$3.15	$3.01	5%

NGL
Total volume — MBbls	6,566	4,655	41%
Total volume — MBbls per day	73.0	51.7	41%
Percentage of total production	28%	25%
Average realized price — per barrel	$16.44	$20.19	(19)%

Total
Total production — MBOE	23,299	18,545	26%
Total production — MBOE per day	258.9	206.1	26%
Average realized price — per BOE	$24.34	$29.95	(19)%

Other revenues

We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects income from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended March 31,		Variance Between 2019 / 2018
Gas Gathering and Marketing Revenues (in thousands)	2019	2018
Gas gathering and other	$10,262	$11,452	$(1,190)
Gas marketing	$(526)	$241	$(767)

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

Total operating costs and expenses for the three months ended March 31, 2019 were higher by 67%, or $212.4 million, compared to the three months ended March 31, 2018.  The primary reasons for the increase were: (i) the $119.6 million increase in net losses on derivative instruments and (ii) the $57.6 million increase in depreciation, depletion, and amortization.

	Three Months Ended March 31,		Variance Between 2019 / 2018	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2019	2018		2019	2018
Depreciation, depletion, and amortization	$190,417	$132,859	$57,558	$8.17	$7.16
Asset retirement obligation	2,049	1,060	989	$0.09	$0.06
Production	77,233	71,271	5,962	$3.31	$3.84
Transportation, processing, and other operating	53,608	45,165	8,443	$2.30	$2.44
Gas gathering and other	12,320	9,823	2,497	$0.53	$0.53
Taxes other than income	33,694	30,188	3,506	$1.45	$1.63
General and administrative	29,084	23,321	5,763	$1.25	$1.26
Stock compensation	6,713	6,730	(17)	$0.29	$0.36
Loss (gain) on derivative instruments, net	115,452	(4,159)	119,611	N/A	N/A
Other operating expense, net	8,326	203	8,123	N/A	N/A
	$528,896	$316,461	$212,435

Depreciation, Depletion, and Amortization

Depletion of our producing properties is computed using the units-of-production method. The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. Our net proved properties, production, and reserves have increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to our ongoing exploration and development activities as well as due to our acquisition of Resolute. The increase in net properties and production resulted in an overall increase in depletion expense, while the increase in reserves partially offset the increased expense.

Fixed assets consist primarily of gathering and plant facilities, vehicles, airplanes, office furniture, and computer equipment and software.  These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from 3 to 30 years.  Additionally, with the adoption of Topic 842, we depreciate our right-of-use assets. Specifically, the depreciation of our finance lease gathering system right-of-use asset is included in our depreciation expense. The increase in depreciation expense during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to: (i) increased depreciation on our gathering and plant facilities due to ongoing expenditures on this infrastructure and (ii) the depreciation on our gathering system right-of-use asset. Depreciation, depletion, and amortization (“DD&A”) consisted of the following for the periods indicated:

	Three Months Ended March 31,		Variance Between 2019 / 2018	Per BOE
DD&A Expense (in thousands, except per BOE)	2019	2018		2019	2018
Depletion	$174,712	$120,390	$54,322	$7.50	$6.49
Depreciation	15,705	12,469	3,236	0.67	0.67
	$190,417	$132,859	$57,558	$8.17	$7.16

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,		Variance Between 2019 / 2018	Per BOE
Production Expense (in thousands, except per BOE)	2019	2018		2019	2018
Lease operating expense	$62,408	$60,476	$1,932	$2.68	$3.26
Workover expense	14,825	10,795	4,030	0.63	0.58
	$77,233	$71,271	$5,962	$3.31	$3.84

Lease operating expense in the first quarter 2019 increased 3%, or $1.9 million, compared to the first quarter of 2018. The increases have primarily stemmed from the Resolute acquisition and the addition of new wells as a result of our ongoing exploration and development activities. These increases were partially offset by expense reductions related to the sale of non-core properties principally located in Ward County, Texas in August 2018. Additional wells and increased production have primarily increased the following types of expenses between the two quarters: (i) saltwater disposal, (ii) labor, and (iii) equipment rental.

Workover expense in the first quarter 2019 increased 37%, or $4.0 million, compared to the first quarter of 2018. During the three months ended March 31, 2018, our workover expense was reduced due to receiving approximately $4.0 million in insurance proceeds related to the remediation and repairs incurred as a result of a 2015 flooding event.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs. Transportation, processing, and other operating costs in the first quarter 2019 were 19%, or $8.4 million, higher than the same costs in the first quarter 2018. The increase in expense is due to our increased production volumes, offset slightly by lower rates. Our production volumes increased by 26% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. Gas gathering and other in the three months ended March 31, 2019 was 25%, or $2.5 million, higher than gas gathering and other in the three months ended March 31, 2018. The increase is primarily due to overall increases in operating costs partially offset by lower product costs associated with processing third-party production due primarily to lower volumes and prices. The increase in operating costs was due primarily to an increase in compression costs.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.  Production taxes make up the majority of this expense for us, with revenue-based production taxes being the largest component of these taxes.  Taxes other than income increased $3.5 million, or 12%, in the first quarter of 2019 as compared to the first quarter of 2018. Production taxes increased by $4.0 million in the first quarter of 2019 as compared to the first quarter of 2018 due to increased production volumes and revenues, however, this increase in expense was nearly offset by an increase of $3.3 million in credits for tax refunds, generally for high-cost gas wells in the State of Texas. Ad valorem taxes increased by $2.9 million in the first quarter of 2019 as compared to the first quarter of 2018 due to the addition of new wells as a result of ongoing drilling activities. Taxes other than income was 5.9% and 5.4% of production revenues for the three months ended March 31, 2019 and 2018, respectively.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 41% to 43% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended March 31,		Variance Between 2019 / 2018
General and Administrative Expense (in thousands)	2019	2018
Gross G&A	$49,236	$40,848	$8,388
Less amounts capitalized to oil and gas properties	(20,152)	(17,527)	(2,625)
G&A expense	$29,084	$23,321	$5,763

G&A expense for the first quarter of 2019 was 25%, or $5.8 million, higher than G&A expense for the first quarter of 2018. This increase was primarily due to increased employee-related costs. Included in the increase is $2.6 million of severance related to former Resolute employees who performed transition work at Cimarex and then were subsequently terminated.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended March 31,		Variance Between 2019 / 2018
Stock Compensation Expense (in thousands)	2019	2018
Restricted stock awards:
Performance stock awards	$5,394	$6,729	$(1,335)
Service-based stock awards	7,231	5,072	2,159
	12,625	11,801	824
Stock option awards	622	617	5
Total stock compensation cost	13,247	12,418	829
Less amounts capitalized to oil and gas properties	(6,534)	(5,688)	(846)
Stock compensation expense	$6,713	$6,730	$(17)

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

	Three Months Ended March 31,		Variance Between 2019 / 2018
Loss (Gain) on Derivative Instruments, Net (in thousands)	2019	2018
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$(9,846)	$(11,789)	$1,943
Oil contracts	116,247	(4,759)	121,006
	106,401	(16,548)	122,949
Cash (receipts) payments on derivative instruments, net:
Gas contracts	3,764	(5,119)	8,883
Oil contracts	5,287	17,508	(12,221)
	9,051	12,389	(3,338)
Loss (gain) on derivative instruments, net	$115,452	$(4,159)	$119,611

Other Operating Expense, Net

Other operating expense, net during the three months ended March 31, 2019 was comprised primarily of $8.3 million in acquisition-related costs incurred to effect the Resolute acquisition. These costs consisted primarily of advisory, legal, and other professional and consulting fees.

Other Income and Expense

	Three Months Ended March 31,		Variance Between 2019 / 2018
Other Income and Expense (in thousands)	2019	2018
Interest expense	$20,405	$16,783	$3,622
Capitalized interest	(8,742)	(4,810)	(3,932)
Loss on early extinguishment of debt	4,250	—	4,250
Other, net	(2,241)	(4,567)	2,326
	$13,672	$7,406	$6,266

The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is the amortization of debt issuance costs and discounts as well as miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt. The increase in interest expense in 2019 as compared to 2018 is primarily due to (i) the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum, (ii) Credit Facility borrowings we had outstanding to help fund the Resolute acquisition, and (iii) interest expense on our finance lease. The $4.3 million loss on early extinguishment of debt incurred during the three months ended March 31, 2019 was associated with the $600 million of 8.5% senior notes we acquired with Resolute and elected to immediately repay. The maturity date of the Resolute notes was May 1, 2020.

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets. Capitalized interest will fluctuate based on the rates applicable to borrowings outstanding during the period and the amount of costs subject to interest capitalization. The amount of costs subject to interest capitalization was higher in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the Resolute acquisition, which increased our non-producing leasehold costs by $1.05 billion. Additionally, our average interest rate on borrowings outstanding was higher during the 2019 period as compared to the 2018 period due to the debt issuance discussed above.

Components of Other, net consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax Expense

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,		Variance Between 2019 / 2018
Income Tax Expense (in thousands)	2019	2018
Deferred tax expense	$8,073	$56,949	$(48,876)

Combined federal and state effective income tax rate	23.5%	23.4%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We strive to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include our cash flow from operations, cash on hand, available borrowing capacity under our revolving credit facility, proceeds from sales of non-core assets, and, from time to time, public financings based on our monitoring of capital markets and our balance sheet.

Our liquidity is highly dependent on prices we receive for the oil, gas, and NGLs we produce. Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital, and future rate of growth. See RESULTS OF OPERATIONS Revenues above for further information regarding the impact realized prices have had on our earnings.

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. Based on current economic conditions, our 2019 exploration and development (“E&D”) expenditures are projected to range from $1.35 billion to $1.45 billion. Investments in gathering, processing, and other infrastructure are projected to be an additional $60 million to $70 million for 2019. See Capital Expenditures below for information regarding our E&D activities for the three months ended March 31, 2019 and 2018.

We periodically use derivative instruments to mitigate volatility in commodity prices. At March 31, 2019, we had derivative contracts covering a portion of our 2019 - 2020 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

Cash and cash equivalents at March 31, 2019 were $20.9 million. At March 31, 2019, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At March 31, 2019, we had no borrowings outstanding under our credit facility, leaving an unused borrowing availability of $1.25 billion. See Long-term Debt below for more information regarding our debt.

Our debt to total capitalization ratio at March 31, 2019 was 36%, up from 31% at December 31, 2018. This ratio is calculated by dividing the sum of (i) the principal amount of senior notes and (ii) redeemable preferred stock by the sum of (i) the principal amount of senior notes, (ii) redeemable preferred stock, and (iii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet. Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.

We may, from time to time, seek to repurchase our outstanding preferred stock through cash repurchases and/or exchanges for equity securities, privately negotiated transactions, or otherwise. Such activities, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

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

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$250,091	$383,093
Net cash used by investing activities	$(629,811)	$(312,255)
Net cash used by financing activities	$(400,016)	$(7,562)

Net cash provided by operating activities for the three months ended March 31, 2019 was $250.1 million, down $133.0 million, or 35%, from $383.1 million for the three months ended March 31, 2018. The $133.0 million decrease resulted primarily from increased cash outflows related to changes in working capital. Also contributing to the decrease was an increase in operating costs and expenses. Increased revenues and decreased cash outflows for settlements of derivative instruments partially offset the overall decrease in net cash provided by operating activities. See RESULTS OF OPERATIONS above for more information regarding the changes in revenue and operating expenses.

Net cash used by investing activities for the three months ended March 31, 2019 and 2018 was $629.8 million and $312.3 million, respectively. The majority of our cash flows used by investing activities are for E&D expenditures, which totaled $332.7 million and $323.5 million for the three months ended March 31, 2019 and 2018, respectively. Cash used by investing activities in the three months ended March 31, 2019 includes the $325.7 million in cash paid for the Resolute acquisition, net of the $41.2 million in cash acquired with Resolute. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of miscellaneous asset sales, including non-core oil and gas properties.

Net cash used by financing activities was $400.0 million and $7.6 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par for proceeds of $499.3 million, paying $3.7 million in underwriting fees and financing costs. Additionally, we borrowed and repaid $683.0 million on our credit facility during the three months ended March 31, 2019 to assist in funding the Resolute acquisition. During the three months ended March 31, 2019, we amended our credit facility, paying $2.9 million in financing costs. In connection with the acquisition of Resolute, we assumed $870.0 million in principal amount of long-term debt that we immediately repaid, incurring a redemption fee of $4.3 million. Net cash used by financing activities during both periods included: (i) the payment of dividends on our common stock, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) the receipt of proceeds from exercises of stock options. During the three months ended March 31, 2019, we paid an $0.18 per share dividend on our common stock totaling $17.2 million, and during the three months ended March 31, 2018, we paid an $0.08 per share dividend on our common stock totaling $7.6 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities and property sales, net of applicable purchase price adjustments.

	Three Months Ended March 31,
(in thousands)	2019	2018
Acquisitions:
Proved	$692,600	$62
Unproved	1,050,782	2,159
	1,743,382	2,221
Exploration and development:
Land and seismic	9,527	10,097
Exploration and development	358,491	303,372
	368,018	313,469
Property sales:
Proved	4,030	(24,964)
Unproved	(3,501)	(4,860)
	529	(29,824)
	$2,111,929	$285,866

Amounts in the table above are presented on an accrual basis. The Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The fair value of the proved and unproved properties added through this acquisition was $692.6 million and $1.05 billion, respectively.

Our 2019 E&D capital investment is projected to range from $1.35 billion to $1.45 billion, with the majority expected to be invested in the Permian Basin. As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success. We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to continue to fund our 2019 capital investment program with cash flow from our operating activities, cash on hand, and borrowings under our credit facility. Sales of non-core assets and possible capital markets transactions may also be used to supplement funding of capital expenditures and acquisitions. The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time to time. See Long-term Debt—Bank Debt below for further information regarding our credit facility.

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended March 31,
	2019	2018
Gross wells
Permian Basin	12	17
Mid-Continent	26	37
	38	54
Net wells
Permian Basin	5	9
Mid-Continent	3	6
	8	15

As of March 31, 2019, we had 33 gross (9 net) wells in the process of being drilled: 19 gross (7 net) in the Permian Basin and 14 gross (2 net) in the Mid-Continent region. As of March 31, 2019, there were 131 gross (52 net) wells waiting on completion: 56 gross (40 net) in the Permian Basin and 75 gross (12 net) in the Mid-Continent region. As of March 31, 2019, we had 9 operated rigs running: 8 in the Permian Basin and 1 in the Mid-Continent region.

We have made, and will continue to make, expenditures to comply with environmental and safety regulations and requirements. These costs are considered a normal recurring cost of our ongoing operations. While we expect current pending legislation or regulations to increase the cost of business, we do not anticipate that we will be required to expend amounts that will have a material adverse effect on our financial position or operations, nor are we aware of any pending regulatory changes that would have a material impact, based on current laws and regulations. However, compliance with new legislation or regulations could increase our costs or adversely affect demand for oil or gas and result in a material adverse effect on our financial position or operations. See our Form 10-K for the year ended December 31, 2018, Item 1A Risk Factors, for a description of risks related to current and potential future environmental and safety regulations and requirements that could adversely affect our operations and financial condition.

Long-term Debt

Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(4,209)	$745,791	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,831)	743,169	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,233)	494,767	—	—	—
	$2,000,000	$(16,273)	$1,983,727	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At March 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.3 million and $1.6 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At March 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.5 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of March 31, 2019, we had no bank borrowings outstanding under the Credit Facility, leaving an unused borrowing availability of $1.25 billion.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of March 31, 2019, we were in compliance with all of the financial covenants.

At March 31, 2019 and December 31, 2018, we had $4.9 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment occurring September 15, 2019.  We used the net proceeds to repay borrowings under our Credit Facility. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2019.

Working Capital Analysis

Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and E&D activities, changes in our oil and gas well equipment and supplies, and changes in the fair value of our derivative instruments.

At March 31, 2019, we had a working capital deficit of $313.7 million, a decrease of $1.03 billion or 144% from a working capital surplus of $715.4 million at December 31, 2018.

Our working capital decreased primarily due to the decrease in Cash and cash equivalents of $779.7 million, which was a result of our acquisition of Resolute and subsequent repayment of Resolute’s long-term debt. See Note 13 to the Condensed Consolidated Financial Statements for more information regarding the acquisition. In addition to the decrease in cash, other significant changes to working capital consisted primarily of the following decreases:

•	Our net current derivative instrument position decreased by $116.0 million from an asset at December 31, 2018 to a liability at March 31, 2019.

•
The adoption of Topic 842 increased our current liabilities by $68.8 million, representing lease liabilities, primarily for office space, well-head compressors, pipeline compressors, and artificial lift mechanisms. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding our lease liabilities and the adoption of Topic 842.

•	Accrued liabilities related to our E&D expenditures increased by $59.3 million.

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

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In February 2019, our Board of Directors declared a $0.20 per common share dividend, totaling $20.3 million, which is payable on or before May 31, 2019 to stockholders of record on May 15, 2019. In March 2019, in conjunction with the Resolute acquisition, we issued 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share. In March 2019, our Board of Directors declared a cash dividend of $20.31 per preferred share, totaling $1.3 million. The dividend was paid in April to preferred stockholders of record on April 1, 2019. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding our stock and Note 13 to the Condensed Consolidated Financial Statements for further information regarding the Resolute acquisition.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2019, our material off-balance sheet arrangements consisted of operating lease agreements with lease terms at commencement of 12 months or less. As an accounting policy we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.

Contractual Obligations and Material Commitments

At March 31, 2019, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	4/1/19 - 3/31/20	4/1/20 - 3/31/22		4/1/22 - 3/31/24		4/1/24 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$—		$2,000,000
Long-term debt—interest (1)	648,344	82,307	167,875		167,875		230,287
Operating leases (2)	105,058	24,404	40,015		22,716		17,923
Unconditional purchase obligations (3)	58,274	22,874	23,898		6,901		4,601
Derivative liabilities	78,313	77,557	756		—		—
Asset retirement obligation (4)	179,257	13,728	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	39,631	2,623	3,237		5,182		28,589
	$3,108,877	$223,493	$235,781		$202,674		$2,281,400
________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of March 31, 2019 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of March 31, 2019. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)
Operating leases include the remaining contractual payments under lease agreements as of March 31, 2019. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)
Of the total unconditional purchase obligations, $32.1 million represents obligations for the purchase of sand for well completions and $25.6 million represents obligations for firm transportation agreements for gas pipeline capacity.

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

At March 31, 2019, we had estimated commitments of approximately: (i) $447.9 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $36.3 million to finish gathering system construction in progress.

At March 31, 2019, we had firm sales contracts to deliver approximately 456.4 Bcf of gas over the next 5.8 years. If we do not deliver this gas, our estimated financial commitment, calculated using the April 2019 index price, would be approximately $461.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.8 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2019, would be approximately $662.7 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2019, would be approximately $55.5 million. Of this total, we have accrued a liability of $2.7 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

All of the noted commitments were routine and made in the ordinary course of our business.

Taking into account current commodity prices and anticipated levels of production, we believe that our net cash flow generated from operations and our other capital resources will be adequate to meet future obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies and estimates related to oil and gas reserves, full cost accounting, and income taxes to be critical accounting policies and estimates. These are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk including the risk of loss arising from adverse changes in commodity prices and interest rates.

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended March 31, 2019, our total production revenue was comprised of 62% oil sales, 19% gas sales, and 19% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the periods indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended March 31, 2019
(in thousands)
Oil	± $1.00	per barrel	± $7,147
Gas	± $0.10	per Mcf	± $5,752
NGL	± $1.00	per barrel	± $6,566
± $19,465

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At March 31, 2019, we had oil and gas derivatives covering a portion of our 2019 and 2020 production, which were recorded as current and non-current assets and liabilities. At March 31, 2019, our oil and gas derivatives had a gross asset fair value of $36.5 million and a gross liability fair value of $78.3 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how hypothetical changes in the forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of March 31, 2019.

		Impact on Fair Value
	Change in Forward Price	March 31, 2019
		(in thousands)
Oil	-$1.00	$6,991
Oil	+$1.00	$(7,106)
Gas	-$0.10	$6,444
Gas	+$0.10	$(6,797)

Interest Rate Risk

At March 31, 2019, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger dated as of November 18, 2018, by and among Cimarex Energy Co., CR Sub 1 Inc., CR Sub 2 LLC, and Resolute Energy Corporation (filed on November 20, 2018 as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

4.1
Certificate of Designations of 8⅛% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co., dated February 28, 2019 (filed on March 1, 2019 as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

4.2
Second Supplemental Indenture dated as of March 8, 2019, by and between Cimarex Energy Co. and U.S. Bank National Association, as trustee (filed on March 8, 2019 as Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

4.3	Form of 4.375% Senior Notes due 2029 (filed on March 8, 2019 as Exhibit 4.3 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).
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

May 10, 2019

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)