Form 10-Q
period 2019-06-30
CIMAREX ENERGY CO
filed 2019-08-05
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended	June 30, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
 Commission File No. 001-31446
CIMAREX ENERGY CO.
(Exact name of registrant as specified in its charter)

Delaware			45-0466694
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1700 Lincoln Street, Suite 3700	Denver	Colorado	80203
(Address of principal executive offices)			(Zip Code)
(303) 295-3995
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	XEC	New York Stock Exchange

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
  Yes ☐  No ☒

The number of shares of Cimarex Energy Co. common stock outstanding as of July 31, 2019 was 101,457,009.

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

PART I
ITEM 1. Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$19,414	$800,666
Accounts receivable, net of allowance:
Trade	111,745	122,065
Oil and gas sales	267,821	315,063
Gas gathering, processing, and marketing	7,796	17,072
Oil and gas well equipment and supplies	58,306	55,553
Derivative instruments	42,957	101,939
Prepaid expenses	8,985	7,554
Other current assets	3,032	4,227
Total current assets	520,056	1,424,139
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	19,846,426	18,566,757
Unproved properties and properties under development, not being amortized	1,564,074	436,325
	21,410,500	19,003,082
Less—accumulated depreciation, depletion, amortization, and impairment	(15,659,363)	(15,287,752)
Net oil and gas properties	5,751,137	3,715,330
Fixed assets, net of accumulated depreciation of $356,631 and $324,631, respectively	526,429	257,686
Goodwill	727,573	620,232
Derivative instruments	613	9,246
Other assets	70,126	35,451
	$7,595,934	$6,062,084
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$104,142	$76,927
Gas gathering, processing, and marketing	14,934	29,887
Accrued liabilities:
Exploration and development	108,299	124,674
Taxes other than income	38,201	33,622
Other	250,710	221,159
Derivative instruments	50,056	27,627
Revenue payable	186,206	194,811
Operating leases	62,119	—
Total current liabilities	814,667	708,707
Long-term debt principal	2,000,000	1,500,000
Less—unamortized debt issuance costs and discounts	(15,770)	(11,446)
Long-term debt, net	1,984,230	1,488,554
Deferred income taxes	439,429	334,473
Asset retirement obligation	157,381	152,758
Derivative instruments	840	2,267
Operating leases	191,413	—
Other liabilities	64,461	45,539
Total liabilities	3,652,421	2,732,298
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 62,500 shares authorized and issued and no shares authorized and issued, respectively (Note 5)	81,620	—
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,473,177 and 95,755,797 shares issued, respectively	1,015	958
Additional paid-in capital	3,223,331	2,785,188
Retained earnings	635,339	542,885
Accumulated other comprehensive income	2,208	755
Total stockholders’ equity	3,861,893	3,329,786
	$7,595,934	$6,062,084
See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$411,766	$342,184	$761,072	$693,907
Gas and NGL sales	126,044	202,202	343,959	405,920
Gas gathering and other	9,769	11,810	20,031	23,262
Gas marketing	(1,116)	78	(1,642)	319
	546,463	556,274	1,123,420	1,123,408
Costs and expenses:
Depreciation, depletion, and amortization	213,327	143,388	403,744	276,247
Asset retirement obligation	2,157	2,053	4,206	3,113
Production	87,726	79,215	164,959	150,486
Transportation, processing, and other operating	48,331	51,933	101,939	97,098
Gas gathering and other	13,605	9,467	25,925	19,290
Taxes other than income	41,033	27,930	74,727	58,118
General and administrative	24,911	19,739	53,995	43,060
Stock compensation	6,494	3,095	13,207	9,825
(Gain) loss on derivative instruments, net	(40,768)	21,699	74,684	17,540
Other operating expense, net	590	5,252	8,916	5,455
	397,406	363,771	926,302	680,232
Operating income	149,057	192,503	197,118	443,176
Other (income) and expense:
Interest expense	24,674	16,895	45,079	33,678
Capitalized interest	(16,805)	(4,850)	(25,547)	(9,660)
Loss on early extinguishment of debt	—	—	4,250	—
Other, net	(2,167)	(2,605)	(4,408)	(7,172)
Income before income tax	143,355	183,063	177,744	426,330
Income tax expense	34,046	42,066	42,119	99,015
Net income	$109,309	$140,997	$135,625	$327,315

Earnings per share to common stockholders:
Basic	$1.07	$1.48	$1.34	$3.44
Diluted	$1.07	$1.48	$1.34	$3.44

Comprehensive income:
Net income	$109,309	$140,997	$135,625	$327,315
Other comprehensive income:
Change in fair value of investments, net of tax of $89, $57, $428 and $1, respectively	304	192	1,453	2
Total comprehensive income	$109,613	$141,189	$137,078	$327,317

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$135,625	$327,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	403,744	276,247
Asset retirement obligation	4,206	3,113
Deferred income taxes	42,119	99,732
Stock compensation	13,207	9,825
Loss on derivative instruments, net	74,684	17,540
Settlements on derivative instruments	(2,814)	(19,919)
Loss on early extinguishment of debt	4,250	—
Amortization of debt issuance costs and discounts	1,502	1,456
Changes in non-current assets and liabilities	2,749	713
Other, net	8,152	723
Changes in operating assets and liabilities:
Accounts receivable	117,692	15,012
Other current assets	(761)	1,886
Accounts payable and other current liabilities	(140,272)	(29,304)
Net cash provided by operating activities	664,083	704,339
Cash flows from investing activities:
Acquisition of Resolute Energy, net of cash acquired (Note 13)	(284,441)	—
Oil and gas capital expenditures	(711,757)	(650,807)
Other capital expenditures	(40,141)	(56,112)
Sales of oil and gas assets	13,233	34,842
Sales of other assets	434	525
Net cash used by investing activities	(1,022,672)	(671,552)
Cash flows from financing activities:
Borrowings of long-term debt	1,710,310	—
Repayments of long-term debt	(2,081,000)	—
Financing, underwriting, and debt redemption fees	(11,791)	—
Finance lease payments	(1,555)	—
Dividends paid	(38,647)	(22,801)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(654)	(946)
Proceeds from exercise of stock options	674	1,249
Net cash used by financing activities	(422,663)	(22,498)
Net change in cash and cash equivalents	(781,252)	10,289
Cash and cash equivalents at beginning of period	800,666	400,534
Cash and cash equivalents at end of period	$19,414	$410,823

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2018	95,756	$958	$2,785,188	$542,885	$755	$3,329,786
Dividends paid on stock awards subsequently forfeited	—	—	—	2	—	2
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,308)	—	(20,308)
Dividends declared on redeemable preferred stock ($20.31 per share)	—	—	—	(1,269)	—	(1,269)
Net income	—	—	—	26,316	—	26,316
Issuance of stock for Resolute Energy acquisition (Note 13)	5,652	56	412,959	—	—	413,015
Unrealized change in fair value of investments, net of tax	—	—	—	—	1,149	1,149
Issuance of restricted stock awards	11	—	—	—	—	—
Common stock reacquired and retired	(10)	—	(654)	—	—	(654)
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	3	—	80	—	—	80
Stock-based compensation	—	—	13,245	—	—	13,245
Balance, March 31, 2019	101,408	1,014	3,210,818	547,626	1,904	3,761,362
Dividends paid on stock awards subsequently forfeited	—	—	1	4	—	5
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,330)	—	(20,330)
Dividends declared on redeemable preferred stock ($20.31 per share)	—	—	—	(1,270)	—	(1,270)
Net income	—	—	—	109,309	—	109,309
Unrealized change in fair value of investments, net of tax	—	—	—	—	304	304
Issuance of restricted stock awards	54	1	(1)	—	—	—
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	15	—	594	—	—	594
Stock-based compensation	—	—	11,919	—	—	11,919
Balance, June 30, 2019	101,473	$1,015	$3,223,331	$635,339	$2,208	$3,861,893

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2017	95,437	$954	$2,764,384	$(199,259)	$2,199	$2,568,278
Dividends paid on stock awards subsequently forfeited	—	—	3	4	—	7
Dividends declared on common stock ($0.16 per share)	—	—	(15,271)	—	—	(15,271)
Net income	—	—	—	186,318	—	186,318
Unrealized change in fair value of investments, net of tax	—	—	—	—	(190)	(190)
Issuance of restricted stock awards	2	—	—	—	—	—
Common stock reacquired and retired	(3)	—	(305)	—	—	(305)
Restricted stock forfeited and retired	(7)	—	—	—	—	—
Exercise of stock options	4	—	345	—	—	345
Stock-based compensation	—	—	12,411	—	—	12,411
Balance, March 31, 2018	95,433	954	2,761,567	(12,937)	2,009	2,751,593
Dividends paid on stock awards subsequently forfeited	—	—	26	13	—	39
Dividends declared on common stock ($0.16 per share)	—	—	21	(15,262)	—	(15,241)
Net income	—	—	—	140,997	—	140,997
Unrealized change in fair value of investments, net of tax	—	—	—	—	192	192
Issuance of restricted stock awards	27	—	—	—	—	—
Common stock reacquired and retired	(5)	—	(641)	—	—	(641)
Restricted stock forfeited and retired	(75)	—	—	—	—	—
Exercise of stock options	13	—	904	—	—	904
Stock-based compensation	—	—	8,655	—	—	8,655
Balance, June 30, 2018	95,393	$954	$2,770,532	$112,811	$2,201	$2,886,498

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

We did not recognize a ceiling test impairment during the three and six months ended June 30, 2019 and 2018 because the net capitalized cost of our oil and gas properties, as adjusted for income taxes, did not exceed the ceiling limitation. However, at June 30, 2019, a decline in the value of our ceiling limitation of approximately 4% or more would have resulted in an impairment. If pricing conditions deteriorate, including the further widening of local market basis differentials, or if there is a negative impact on one or more of the other components of the calculation, we may incur full cost ceiling test impairments in future quarters. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any impairment of oil and gas properties is not reversible at a later date.

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of June 30, 2019, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

Our gas and NGLs are sold under a limited number of contract structure types common in our industry. Under these contracts the gas and its components, including NGLs, may be sold to a single purchaser or the residue gas and NGLs may be sold to separate purchasers. Regardless of the contract structure type, the terms of these contracts compensate us for the value of the residue gas and NGLs at current market prices for each product. However, depending on the contract structure type, certain transportation, processing, and other charges may be deducted against the prices received for the product. Our oil typically is sold at specific delivery points under contract terms that also are common in our industry.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”).  The FASB subsequently issued various ASUs which provided additional implementation guidance. Topic 842 requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for a period of time. The scope of Topic 842 excludes leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. We adopted Topic 842 effective January 1, 2019, using the modified retrospective method applied to all leases that existed on that date, which resulted in the recognition of lease liabilities of $276.9 million and right-of-use assets of $265.0 million. In connection with adoption we made use of the following practical expedients, which are provided in Topic 842:

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

•	a practical expedient that permits combining lease and nonlease components in a contract and accounting for the combination as a lease (elected by asset class); and

•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019.

2.	LONG-TERM DEBT

Long-term debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,982)	$746,018	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,651)	743,349	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,137)	494,863	—	—	—
	$2,000,000	$(15,770)	$1,984,230	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At June 30, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.1 million and $1.5 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At June 30, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.5 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of June 30, 2019, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three months ended June 30, 2019, we borrowed and repaid an aggregate of $528.0 million on the Credit Facility to meet cash requirements as needed.

At our option, borrowings under the Credit Facility may bear interest at either (a) LIBOR (or an alternate rate determined by the administrative agent for the Credit Facility in accordance with the Credit Facility when LIBOR is no longer available) plus 1.125 – 2.0% based on the credit rating for our senior unsecured long-term debt, or (b) a base rate (as defined in the credit agreement) plus 0.125 – 1.0%, based on the credit rating for our senior unsecured long-term debt. Unused borrowings are subject to a commitment fee of 0.125 – 0.35%, based on the credit rating for our senior unsecured long-term debt.

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of June 30, 2019, we were in compliance with all of the financial covenants.

At June 30, 2019 and December 31, 2018, we had $4.6 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment due September 15, 2019.  We used the net proceeds to repay borrowings that were outstanding under our Credit Facility that were used to help fund the Resolute acquisition on March 1, 2019. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of June 30, 2019.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

As of June 30, 2019, we have entered into oil and gas collars, oil basis swaps, oil and gas fixed price swaps, and sold oil calls. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Under our fixed price swaps, we receive the difference between the fixed price and the published index price if the published index price is below the fixed price and we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. Under our sold oil calls, we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. The following tables summarize our outstanding derivative contracts as of June 30, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	3,312,000	2,576,000	5,888,000
Weighted Avg Price - Floor	$—	$—	$54.28	$55.50	$54.81
Weighted Avg Price - Ceiling	$—	$—	$67.88	$68.36	$68.09
2020:
WTI (1)
Volume (Bbls)	1,820,000	1,092,000	368,000	368,000	3,648,000
Weighted Avg Price - Floor	$54.90	$51.50	$50.00	$50.00	$52.89
Weighted Avg Price - Ceiling	$68.49	$63.59	$62.15	$62.15	$65.74
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
PEPL (1)
Volume (MMBtu)	—	—	12,880,000	10,120,000	23,000,000
Weighted Avg Price - Floor	$—	$—	$1.93	$1.92	$1.92
Weighted Avg Price - Ceiling	$—	$—	$2.32	$2.36	$2.33
Perm EP (2)
Volume (MMBtu)	—	—	8,280,000	5,520,000	13,800,000
Weighted Avg Price - Floor	$—	$—	$1.46	$1.38	$1.43
Weighted Avg Price - Ceiling	$—	$—	$1.76	$1.71	$1.74
Waha (3)
Volume (MMBtu)	—	—	5,520,000	5,520,000	11,040,000
Weighted Avg Price - Floor	$—	$—	$1.48	$1.48	$1.48
Weighted Avg Price - Ceiling	$—	$—	$1.82	$1.82	$1.82
2020:
PEPL (1)
Volume (MMBtu)	7,280,000	4,550,000	1,840,000	1,840,000	15,510,000
Weighted Avg Price - Floor	$1.93	$1.91	$1.85	$1.85	$1.91
Weighted Avg Price - Ceiling	$2.36	$2.28	$2.31	$2.31	$2.32
Perm EP (2)
Volume (MMBtu)	3,640,000	2,730,000	1,840,000	1,840,000	10,050,000
Weighted Avg Price - Floor	$1.40	$1.40	$1.35	$1.35	$1.38
Weighted Avg Price - Ceiling	$1.79	$1.82	$1.66	$1.66	$1.75
Waha (3)
Volume (MMBtu)	4,550,000	2,730,000	—	—	7,280,000
Weighted Avg Price - Floor	$1.50	$1.57	$—	$—	$1.53
Weighted Avg Price - Ceiling	$1.87	$1.97	$—	$—	$1.91
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI Midland (1)
Volume (Bbls)	—	—	3,266,000	3,266,000	6,532,000
Weighted Avg Differential (2)	$—	$—	$(7.36)	$(6.32)	$(6.84)
2020:
WTI Midland (1)
Volume (Bbls)	2,093,000	1,365,000	736,000	736,000	4,930,000
Weighted Avg Differential (2)	$0.16	$0.19	$0.71	$0.71	$0.33
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

Oil Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	460,000	460,000	920,000
Weighted Avg Price	$—	$—	$64.54	$64.54	$64.54
________________________________________

(1)	The fixed price on these swaps is NYMEX WTI.

Gas Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
Henry Hub (1)
Volume (MMBtu)	—	—	3,220,000	3,220,000	6,440,000
Weighted Avg Price	$—	$—	$3.00	$3.00	$3.00
________________________________________

(1)	The fixed price on these swaps is NYMEX Henry Hub.

Sold Oil Calls	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	337,640	337,640	675,280
Weighted Avg Call Price	$—	$—	$64.36	$64.36	$64.36
________________________________________

(1)	The index on these sold calls is NYMEX WTI.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

The following table summarizes our derivative contracts entered into subsequent to June 30, 2019 through August 1, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI
Volume (Bbls)	—	—	368,000	368,000	736,000
Wtd Avg Price - Floor	$—	$—	$50.00	$50.00	$50.00
Wtd Avg Price - Ceiling	$—	$—	$63.45	$63.45	$63.45
2020:
WTI
Volume (Bbls)	364,000	364,000	368,000	368,000	1,464,000
Wtd Avg Price - Floor	$50.00	$50.00	$50.00	$50.00	$50.00
Wtd Avg Price - Ceiling	$63.45	$63.45	$63.45	$63.45	$63.45

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
(Increase) decrease in fair value of derivative instruments, net:
Gas contracts	$(6,370)	$14,566	$(16,216)	$2,777
Oil contracts	(28,161)	(397)	88,086	(5,156)
	(34,531)	14,169	71,870	(2,379)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(21,176)	(9,918)	(17,412)	(15,037)
Oil contracts	14,939	17,448	20,226	34,956
	(6,237)	7,530	2,814	19,919
(Gain) loss on derivative instruments, net	$(40,768)	$21,699	$74,684	$17,540

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Derivative Fair Value

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of June 30, 2019 and December 31, 2018, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		June 30, 2019
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$23,060	$—
Gas contracts	Current assets — Derivative instruments	19,897	—
Oil contracts	Non-current assets — Derivative instruments	613	—
Oil contracts	Current liabilities — Derivative instruments	—	50,056
Oil contracts	Non-current liabilities — Derivative instruments	—	171
Gas contracts	Non-current liabilities — Derivative instruments	—	669
Total gross amounts presented in the balance sheet		43,570	50,896
Less: gross amounts not offset in the balance sheet		(23,966)	(23,966)
Net amount		$19,604	$26,930

		December 31, 2018
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$94,240	$—
Gas contracts	Current assets — Derivative instruments	7,699	—
Oil contracts	Non-current assets — Derivative instruments	9,246	—
Oil contracts	Current liabilities — Derivative instruments	—	23,378
Gas contracts	Current liabilities — Derivative instruments	—	4,249
Oil contracts	Non-current liabilities — Derivative instruments	—	311
Gas contracts	Non-current liabilities — Derivative instruments	—	1,956
Total gross amounts presented in the balance sheet		111,185	29,894
Less: gross amounts not offset in the balance sheet		(29,894)	(29,894)
Net amount		$81,291	$—

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

The following table provides fair value measurement information for certain assets and liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(793,913)	$(750,000)	$(744,578)
3.90% Notes due 2027	$(750,000)	$(769,643)	$(750,000)	$(701,273)
4.375% Notes due 2029	$(500,000)	$(530,535)	$—	$—
Derivative instruments — assets	$43,570	$43,570	$111,185	$111,185
Derivative instruments — liabilities	$(50,896)	$(50,896)	$(29,894)	$(29,894)

Assessing the significance of a particular input to the fair value measurement requires judgment, including the consideration of factors specific to the asset or liability. The fair value (Level 1) of our fixed rate notes was based on quoted market prices. The fair value of our derivative instruments (Level 2) was estimated using discounted cash flow and option pricing models. These models use certain observable variables including forward prices, volatility curves, interest rates, and credit ratings and spreads. The fair value estimates are adjusted relative to non-performance risk as appropriate. See Note 3 for further information on the fair value of our derivative instruments.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at June 30, 2019 were accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $82.8 million. Included in “Accrued liabilities — Other” at December 31, 2018 were: (i) accrued operating expenses of approximately $69.1 million, (ii) accrued general and administrative, primarily payroll-related, costs of approximately $47.4 million, and (iii) an accrual of approximately $35.8 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances in applicable bank accounts.

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability. We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $3.2 million and $2.7 million, respectively.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

5.	CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At June 30, 2019, there were 101.5 million shares of common stock outstanding.

From the 15 million shares of preferred stock authorized, our Board of Directors created a series of preferred stock designated as 8.125% Series A Cumulative Perpetual Convertible Preferred Stock and authorized 62.5 thousand shares. In March 2019, in conjunction with the Resolute acquisition (see Note 13), we issued 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”). Holders of the Convertible Preferred Stock are entitled to receive, when, as, and if declared by the Board out of funds of Cimarex legally available for payment, cumulative cash dividends at the annual rate of 8.125% of each share’s liquidation preference of $1,000. Dividends on the preferred stock are payable quarterly in arrears and accumulate from the most recent date as to which dividends have been paid. In the event of any liquidation, winding up, or dissolution of Cimarex, whether voluntary or involuntary, each holder will be entitled to receive in respect of its shares and to be paid out of the assets of Cimarex legally available for distribution to its stockholders, after satisfaction of liabilities to Cimarex’s creditors and any senior stock (of which there is currently none) and before any payment or distribution is made to holders of junior stock (including common stock), the liquidation preference of $1,000 per share, with the total liquidation preference being $62.5 million in the aggregate. Each holder has the right at any time, at its option, to convert any or all of such holder’s shares of Convertible Preferred Stock at an initial conversion rate of 8.0421 shares of fully paid and nonassessable shares of our common stock and $471.40 in cash per share of Convertible Preferred Stock. Additionally, at any time on or after October 15, 2021, we shall have the right, at our option, if the closing sale price of our common stock meets certain criteria, to elect to cause all, and not part, of the outstanding shares of Convertible Preferred Stock to be automatically converted into that number of shares of Cimarex common stock for each share of Convertible Preferred Stock equal to the conversion rate in effect on the mandatory conversion date as such terms are defined in the Certificate of Designations for the Convertible Preferred Stock and $471.40 in cash per share of Convertible Preferred Stock. As a result of the cash redemption features included in the Convertible Preferred Stock conversion option, with such conversion not solely within our control, the instruments are classified as Redeemable preferred stock in temporary equity on the Condensed Consolidated Balance Sheet.

Dividends

Common Stock

In May 2019, our Board of Directors declared a cash dividend of $0.20 per share of common stock. The dividend is payable on or before August 30, 2019 to stockholders of record on August 15, 2019. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $20.3 million dividend declared during the second quarter 2019 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In May 2019, our Board of Directors declared a cash dividend of $20.31 per share of Convertible Preferred Stock. The dividend was paid in July to stockholders of record on July 1, 2019. The $1.3 million dividend declared during the second quarter 2019 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

6.	STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Restricted stock awards:
Performance stock awards	$5,535	$3,809	$10,929	$10,538
Service-based stock awards	5,993	4,247	13,224	9,319
	11,528	8,056	24,153	19,857
Stock option awards	396	637	1,018	1,254
Total stock compensation cost	11,924	8,693	25,171	21,111
Less amounts capitalized to oil and gas properties	(5,430)	(5,598)	(11,964)	(11,286)
Stock compensation expense	$6,494	$3,095	$13,207	$9,825

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards. The increase in total stock compensation cost in the 2019 periods as compared to the 2018 periods is primarily due to awards granted either during or subsequent to the 2018 periods and performance stock award forfeitures that occurred during the second quarter of 2018, both of which were partially offset by awards vesting prior to or during the 2019 periods. Our accounting policy is to account for forfeitures in compensation cost when they occur.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2019:

(in thousands)	Six Months Ended June 30, 2019
Asset retirement obligation at January 1, 2019	$166,904
Liabilities incurred	12,611
Liability settlements and disposals	(11,771)
Accretion expense	3,714
Revisions of estimated liabilities	2,415
Asset retirement obligation at June 30, 2019	173,873
Less current obligation	(16,492)
Long-term asset retirement obligation	$157,381

For the six months ended June 30, 2019, liabilities incurred included $9.4 million for the Resolute acquisition.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

8.	EARNINGS PER SHARE

The calculations of basic and diluted net earnings per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended June 30,
	2019			2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$109,309			$140,997
Less: net income attributable to participating securities	(1,596)			(1,892)
Less: preferred stock dividends	(1,270)			—
Basic earnings per share
Income available to common stockholders	106,443	99,658	$1.07	139,105	93,728	$1.48
Effects of dilutive securities (1)
Options	—	7		—	31
Diluted earnings per share
Income available to common stockholders and assumed conversions	$106,443	99,665	$1.07	$139,105	93,759	$1.48
________________________________________

(1)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings per share. Excluded from the three months ended June 30, 2019 calculation were 387.5 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the three months ended June 30, 2018 calculation were 292.1 thousand potential common shares from the assumed exercise of employee stock options.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

	Six Months Ended June 30,
	2019			2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$135,625			$327,315
Less: net income attributable to participating securities	(2,067)			(4,546)
Less: preferred stock dividends	(2,539)			—
Basic earnings per share
Income available to common stockholders	131,019	97,800	$1.34	322,769	93,713	$3.44
Effects of dilutive securities (1)
Options	—	9		1	35
Diluted earnings per share
Income available to common stockholders and assumed conversions	$131,019	97,809	$1.34	$322,770	93,748	$3.44
________________________________________

(1)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings per share. Excluded from the six months ended June 30, 2019 calculation were 391.1 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the six months ended June 30, 2018 calculation were 295.6 thousand potential common shares from the assumed exercise of employee stock options.

9.	INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Current tax (benefit)	$—	$(717)	$—	$(717)
Deferred tax expense	34,046	42,783	42,119	99,732
	$34,046	$42,066	$42,119	$99,015

Combined federal and state effective income tax rate	23.7%	23.0%	23.7%	23.2%

At December 31, 2018, we had a U.S. net tax operating loss carryforward of approximately $1.16 billion, which will expire in tax years 2032 through 2037. We believe that the carryforward will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $3.5 million at December 31, 2018.

On March 1, 2019, the Company completed its acquisition of Resolute. For federal income tax purposes, the acquisition was a tax-free merger whereby the Company acquired carryover tax basis in Resolute’s assets and liabilities. As of March 1, 2019, the Company recorded a net deferred tax liability of $62.4 million associated with the acquired assets. The net deferred tax liability includes certain deferred tax assets net of valuation allowances. The acquired tax attributes include federal net operating loss, capital loss, and enhanced oil recovery tax credit carryforwards. The carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

At June 30, 2019, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2015 through 2018.

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

Real Estate Leases

We have operating leases for office space in various locations that provide us the right to control the use of the specified office space over the term of the contract. These leases require us to make monthly “base rent” payments, as well as “additional payments” for our share of operating expenses and taxes incurred by the landlord. At our option, the terms of these leases can be renewed for varying periods, and in some cases may be terminated early at our option. As of June 30, 2019, these leases had remaining lease terms ranging from 4.9 to 7.2 years. These leases do not contain residual value guarantees, options to purchase the underlying office space, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of office space.

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

Production-Related Leases

We have operating leases for equipment used in connection with our oil and gas production operations, including well-head compressors, pipeline compressors, and artificial lift mechanisms. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. These leases often include an “evergreen” provision that allows the contract term to continue on a month-to-month basis following expiration of the initial term stated in the contract. As of June 30, 2019, these leases had remaining lease terms ranging from one month to 11.3 years. These leases require us to make monthly payments of fixed amounts, which cover the

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

cost of renting the equipment and, in some cases, the cost of maintaining the leased equipment. These leases do not typically require us to make variable lease payments. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of production-related equipment.

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

We have one finance lease, which results from a gathering agreement (the “Gathering Agreement”) on a gathering system. Under terms of the Gathering Agreement, we have the option to acquire a portion of the underlying gathering system upon termination of the Gathering Agreement. We make monthly payments under the Gathering Agreement based on the volume of oil gathered and a gathering rate per barrel, which is adjusted periodically. As of June 30, 2019, this lease had a remaining term of 6.2 years.

Exploration and Development-Related Leases

We have operating leases for equipment used in connection with our exploration and development activities, including drilling rigs, pressure pumping equipment, directional drilling tools, well-control devices, and various pieces of support equipment. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. As of June 30, 2019, these leases had remaining lease terms of 12 months or less. These leases typically require us to make payments in amounts based on the usage of the underlying equipment. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of exploration and development-related equipment.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Balance Sheet Presentation

The following tables present the amounts and classifications of our right-of-use assets and estimated lease liabilities as of June 30, 2019:

(in thousands)	Balance Sheet Location	June 30, 2019
Operating lease right-of-use assets	Non-current assets — Fixed assets, net	$243,089
Finance lease right-of-use asset	Non-current assets — Other assets	27,042
Total right-of-use assets		$270,131

(in thousands)	Balance Sheet Location	June 30, 2019
Operating lease liabilities — current	Current liabilities — Operating leases	$62,119
Operating lease liabilities — non-current	Non-current liabilities — Operating leases	191,413
Finance lease liability — current	Current liabilities — Accrued liabilities-Other	6,576
Finance lease liability — non-current	Non-current liabilities — Other liabilities	21,895
Total lease liabilities		$282,003

Lease Cost and Cash Flows

The following table summarizes estimated total lease cost, which includes amounts recognized in income and amounts capitalized for the indicated period:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$1,097	$2,193
Interest on lease liability	457	943
Operating lease cost: (1)
Production expense	3,943	7,777
Gas gathering and other expense	6,522	12,686
General and administrative expense	2,335	4,634
Short-term lease cost (2)	162,334	317,044
Total lease cost	$176,688	$345,277
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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

The following table summarizes estimated cash paid for our leases for the indicated period:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance lease	$1,555
Operating cash outflows from operating leases	$25,466

Cash paid for short-term leases and variable lease payments:
Investing cash outflows from operating leases	$309,150

During the six months ended June 30, 2019, we recognized $49.1 million in right-of-use assets in connection with new operating leases entered into during the period.

Lease Liability Maturity Analysis

The following table presents the weighted-average remaining lease terms and discount rates of our leases as of the indicated date:

June 30, 2019
Weighted-average remaining lease term (in years):
Finance lease	6.2
Operating leases	4.5

Weighted-average discount rate:
Finance lease	6.5%
Operating leases	4.0%

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities recorded at June 30, 2019:

	June 30, 2019
(in thousands)	Operating Leases	Finance Lease
July 1, 2019 — June 30, 2020	$72,320	$6,802
July 1, 2020 — June 30, 2021	64,198	5,846
July 1, 2021 — June 30, 2022	58,280	5,562
July 1, 2022 — June 30, 2023	45,166	5,279
July 1, 2023 — June 30, 2024	21,977	4,995
Remaining periods	18,814	5,469
Total undiscounted future cash flows	280,755	33,953
Less effects of discounting	(27,223)	(5,482)
Lease liabilities recognized	$253,532	$28,471

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

Other Commitments

At June 30, 2019, we had estimated commitments of approximately: (i) $304.6 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $19.2 million to finish gathering system construction in progress.

At June 30, 2019, we had firm sales contracts to deliver approximately 290.7 Bcf of gas over the next 5.6 years. If we do not deliver this gas, our estimated financial commitment, calculated using the July 2019 index price, would be approximately $303.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.5 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2019, would be approximately $655.2 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2019, would be approximately $153.3 million. Of this total, we have accrued a liability of $4.6 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At June 30, 2019, we have various firm transportation agreements for gas and oil pipeline capacity with end dates ranging from 2020 - 2028 under which we will have to pay an estimated $70.5 million over the remaining terms of the agreements. These agreements were entered into to support our residue gas and oil marketing efforts, and we believe we have sufficient reserves that will utilize this firm transportation.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

We have various litigation matters related to the ordinary course of our business. We assess the probability of estimable amounts related to these matters in accordance with guidance established by the FASB and adjust our

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

accruals accordingly. Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cash paid during the period for:
Interest (net of capitalized amounts of $19,381, $9,233, $20,121 and $9,389, respectively) (1)	$14,396	$22,954	$32,984	$23,343
Income taxes	$1,200	$—	$1,206	$—
Cash received for income tax refunds	$335	$717	$336	$718

________________________________________

(1)	The six months ended June 30, 2019 includes $17.6 million in interest paid upon the redemption of Resolute’s senior notes and credit facility on March 1, 2019.

12.	RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $22.1 million and $46.6 million related to these services during the three and six months ended June 30, 2019 and $16.4 million and $40.0 million during the three and six months ended June 30, 2018. The amount incurred in 2019 is included in the short-term lease costs disclosed in Note 10. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Preliminary Purchase Price Allocation

The Resolute acquisition has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the Resolute purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, finalization of the fair value of certain assets and liabilities, including pre-acquisition working capital balances and completion of the final Resolute tax returns that will provide the underlying tax basis of Resolute’s assets and liabilities and net operating losses. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

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

Acquisition-related costs incurred in 2019 were $8.4 million. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in the Other operating expense, net line item on our Condensed Consolidated Statements of Operations and Comprehensive Income.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. The amount of revenue and direct operating expenses resulting from the acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income from March 1, 2019 through June 30, 2019 is $100.0 million and $21.9 million, respectively.

Pro Forma Financial Information

The following supplemental pro forma information for the three and six month periods ended June 30, 2019 and 2018 has been prepared to give effect to the Resolute acquisition as if it had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of the combined company’s proved oil and gas properties, (ii) the capitalization of interest expense, and (iii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by Cimarex of $8.4 million and transaction-related costs incurred by Resolute of $60.0 million. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Cimarex to integrate the Resolute assets. The pro forma financial data has not been adjusted to reflect any other acquisitions or dispositions made during the periods presented as their results were not deemed material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$546,463	$625,332	$1,176,556	$1,263,410
Net income	$109,365	$148,486	$121,909	$335,544
Net income per share:
Basic	$1.07	$1.48	$1.18	$3.33
Diluted	$1.07	$1.47	$1.18	$3.33

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

Our principal business objective is to increase shareholder value through the profitable long-term growth of our proved reserves and production while seeking to minimize our impact on the communities in which we operate for the long-term. Our strategy centers on maximizing cash flow from producing properties so that we can reinvest in exploration and development opportunities and provide cash returns to shareholders through dividends. We consider merger and acquisition opportunities that enhance our competitive position and we occasionally divest non-core assets.

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

As demonstrated in the table below, our company-wide average realized prices for the three and six months ended June 30, 2019 as compared to the same periods in 2018 have declined for all products. In the case of oil sales, these decreases result from a combination of declining NYMEX prices in the 2019 periods and differentials in our Mid-Continent region, which deteriorated in the 2019 periods, and differentials in our Permian Basin region, which improved in the second quarter of 2019 but worsened in the six months ended June 30, 2019. In the case of gas sales, these decreases are driven largely by differentials in our Permian Basin region, which deteriorated significantly in the 2019 periods, partially offset by differentials in our Mid-Continent region, which improved in the 2019 periods.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
	2019	2018		2019	2018
Average NYMEX price
Oil — per barrel	$59.82	$67.88	(12)%	$57.36	$65.37	(12)%
Gas — per Mcf	$2.64	$2.80	(6)%	$2.90	$2.90	—%

Average realized price
Oil — per barrel	$54.24	$60.99	(11)%	$51.64	$60.45	(15)%
Gas — per Mcf	$0.50	$1.65	(70)%	$1.19	$1.96	(39)%

Average price differential
Oil — per barrel	$(5.58)	$(6.89)	(19)%	$(5.72)	$(4.92)	16%
Gas — per Mcf	$(2.14)	$(1.15)	86%	$(1.71)	$(0.94)	82%

The average price differentials that we realized in our two primary areas of operation are shown in the table below for the periods indicated.

	Average Price Differentials
	2019		2018
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Oil
Permian Basin	$(5.80)	$(6.90)	$(11.64)	$(14.34)	$(8.05)	$(3.12)
Mid-Continent	$(4.39)	$(2.17)	$(2.33)	$(1.08)	$(2.18)	$(2.34)

Gas
Permian Basin	$(3.10)	$(1.91)	$(2.21)	$(1.25)	$(1.31)	$(0.78)
Mid-Continent	$(0.86)	$(0.46)	$(0.83)	$(0.94)	$(1.03)	$(0.70)

Pipeline expansion projects in the Permian Basin are expected to ease capacity constraints as they come online over the next few years, which is reflected in the current futures markets that show narrowing differentials. However, if pipeline constraints remain because expansion projects are delayed or canceled, production increases faster than capacity increases, pipeline disruptions or other reasons, higher differentials will persist or potentially worsen. Our revenue, profitability, and future growth are highly dependent on the prices we receive for our oil and gas production and can be adversely affected by realized price decreases. See RESULTS OF OPERATIONS Revenues below for further information regarding our realized commodity prices.

If the trend of decreasing market prices and significant basis differentials continues, coupled with continued exploration and development capital spending, we will incur a ceiling test impairment by year-end. At June 30, 2019, a decline in the value of our ceiling limitation of approximately 4% or more would have resulted in an impairment.

See “Risk Factors” in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018:

•	Completed the acquisition of Resolute Energy Corporation. Resolute’s results are included in our financial statements since the March 1, 2019 closing date.

•	Total production volumes increased 28% to 266.9 MBOE per day.

•	Oil volumes increased 28% to 81.4 MBbls per day.

•	Gas volumes increased 21% to 652.5 MMcf per day.

•	NGL volumes increased 37% to 76.7 MBbls per day.

•	Total production revenue remained flat at $1.11 billion.

•	Cash flow provided by operating activities decreased 6% to $664.1 million.

•	Exploration and development expenditures increased 1% to $693.0 million.

•	Net income was $135.6 million, or $1.34 per diluted share, for the first six months of 2019, as compared to net income of $327.3 million, or $3.44 per diluted share, for the first six months of 2018.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2019 vs. Three and Six Months Ended June 30, 2018

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

Production volumes were higher for all products during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, while realized prices were lower. Our acquisition of Resolute and ongoing completion of new wells have increased our volumes. However, lower market prices and large basis differentials, both of which are out of our control, have lowered our realized prices and, therefore, our revenue. In addition, transportation and processing charges for sales contracts that transfer control of the product at the wellhead versus the tailgate of processing plants are reflected as reductions to revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) and, therefore, negatively impact our realized prices. The largest sales contract we acquired with Resolute is this type of contract and sales volumes under legacy Cimarex contracts structured this way have increased. See below “Transportation, Processing, and Other Operating” for additional information. Our revenue decreased 1%, or $6.6 million, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and increased less than 1%, or $5.2 million, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The following tables show our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended June 30,		Variance Between 2019 / 2018		Price/Volume Variance
Production Revenue (in thousands)	2019	2018			Price	Volume	Total
Oil sales	$411,766	$342,184	$69,582	20%	$(51,247)	$120,829	$69,582
Gas sales	30,362	80,787	(50,425)	(62)%	(69,681)	19,256	(50,425)
NGL sales	95,682	121,415	(25,733)	(21)%	(67,352)	41,619	(25,733)
	$537,810	$544,386	$(6,576)	(1)%	$(188,280)	$181,704	$(6,576)

	Six Months Ended June 30,		Variance Between 2019 / 2018		Price/Volume Variance
Production Revenue (in thousands)	2019	2018			Price	Volume	Total
Oil sales	$761,072	$693,907	$67,165	10%	$(129,855)	$197,020	$67,165
Gas sales	140,338	190,508	(50,170)	(26)%	(90,943)	40,773	(50,170)
NGL sales	203,621	215,412	(11,791)	(5)%	(92,295)	80,504	(11,791)
	$1,105,031	$1,099,827	$5,204	—%	$(313,093)	$318,297	$5,204

The table below presents our production volumes by region.

	Three Months Ended June 30,		Six Months Ended June 30,
Production Volumes	2019	2018	2019	2018
Oil (Bbls per day)
Permian Basin	70,669	48,797	67,835	49,318
Mid-Continent	12,623	12,473	13,419	13,841
Other	138	381	179	263
	83,430	61,651	81,433	63,422
Gas (MMcf per day)
Permian Basin	379.3	240.5	360.1	239.2
Mid-Continent	285.5	297.0	291.3	296.2
Other	1.0	2.0	1.1	1.7
	665.8	539.5	652.5	537.1
NGL (Bbls per day)
Permian Basin	54,813	32,865	50,567	28,817
Mid-Continent	25,496	26,894	26,060	26,927
Other	53	98	53	66
	80,362	59,857	76,680	55,810
Total (BOE per day)
Permian Basin	188,703	121,744	178,413	118,002
Mid-Continent	85,696	88,864	88,028	90,142
Other	368	816	427	608
	274,767	211,424	266,868	208,752

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the six months ended June 30, 2019, approximately 83% of our oil production was in the Permian Basin, up from approximately 78% during the six months ended June 30, 2018. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
	2019	2018		2019	2018
Oil
Total volume — MBbls	7,592	5,610	35%	14,739	11,479	28%
Total volume — MBbls per day	83.4	61.7	35%	81.4	63.4	28%
Percentage of total production	30%	29%		30%	30%
Average realized price — per barrel	$54.24	$60.99	(11)%	$51.64	$60.45	(15)%
Average WTI Midland price — per barrel	$57.72	$62.76	(8)%	$54.35	$63.01	(14)%
Average WTI Cushing price — per barrel	$59.82	$67.88	(12)%	$57.36	$65.37	(12)%

Gas
Total volume — MMcf	60,592	49,094	23%	118,108	97,219	21%
Total volume — MMcf per day	665.8	539.5	23%	652.5	537.1	21%
Percentage of total production	41%	43%		41%	43%
Average realized price — per Mcf (1)	$0.50	$1.65	(70)%	$1.19	$1.96	(39)%
Average Henry Hub price — per Mcf	$2.64	$2.80	(6)%	$2.90	$2.90	—%

NGL
Total volume — MBbls	7,313	5,447	34%	13,879	10,102	37%
Total volume — MBbls per day	80.4	59.9	34%	76.7	55.8	37%
Percentage of total production	29%	28%		29%	27%
Average realized price — per barrel (2)	$13.08	$22.29	(41)%	$14.67	$21.32	(31)%

Total
Total production — MBOE	25,004	19,240	30%	48,303	37,784	28%
Total production — MBOE per day	274.8	211.4	30%	266.9	208.8	28%
Average realized price — per BOE (3)	$21.51	$28.30	(24)%	$22.88	$29.11	(21)%
________________________________________
The average realized gas, NGL, and total prices shown in the table above reflect the deduction of certain transportation, processing, and other costs as reductions of revenue under ASC 606, which reduced the average realized prices as follows:

(1)
The average realized gas prices were reduced by $0.25 per Mcf, $0.08 per Mcf, $0.21 per Mcf, and $0.07 per Mcf for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.

(2)
The average realized NGL prices were reduced by $1.29 per barrel, $0.68 per barrel, $1.29 per barrel, and $1.52 per barrel for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.

(3)
The average realized total prices were reduced by $0.99 per BOE, $0.39 per BOE, $0.88 per BOE, and $0.59 per BOE for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.

Other revenues

We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects income from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
Gas Gathering and Marketing Revenues (in thousands)	2019	2018		2019	2018
Gas gathering and other	$9,769	$11,810	$(2,041)	$20,031	$23,262	$(3,231)
Gas marketing	$(1,116)	$78	$(1,194)	$(1,642)	$319	$(1,961)

Fluctuations in revenues from gas gathering and gas marketing activities are a function of increases and decreases in volumes, commodity prices, and gathering rate charges.

Operating Costs and Expenses

Costs associated with producing oil and gas are substantial.  Among other factors, some of these costs vary with commodity prices, some trend with the volume of production, some are a function of the number of wells we own, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing.

Total operating costs and expenses for the three months ended June 30, 2019 were higher by 9%, or $33.6 million, compared to the three months ended June 30, 2018.  The primary reasons for the increase were: (i) the $69.9 million increase in depreciation, depletion, and amortization, (ii) the $13.1 million increase in taxes other than income, and (iii) the $8.5 million increase in production expense, partially offset by the $62.5 million increase in net gains on derivative instruments.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2019	2018		2019	2018
Depreciation, depletion, and amortization	$213,327	$143,388	$69,939	$8.53	$7.45
Asset retirement obligation	2,157	2,053	104	$0.09	$0.11
Production	87,726	79,215	8,511	$3.51	$4.12
Transportation, processing, and other operating	48,331	51,933	(3,602)	$1.93	$2.70
Gas gathering and other	13,605	9,467	4,138	$0.54	$0.49
Taxes other than income	41,033	27,930	13,103	$1.64	$1.45
General and administrative	24,911	19,739	5,172	$1.00	$1.03
Stock compensation	6,494	3,095	3,399	$0.26	$0.16
(Gain) loss on derivative instruments, net	(40,768)	21,699	(62,467)	N/A	N/A
Other operating expense, net	590	5,252	(4,662)	N/A	N/A
	$397,406	$363,771	$33,635

Total operating costs and expenses for the six months ended June 30, 2019 were higher by 36%, or $246.1 million, compared to the six months ended June 30, 2018.  The primary reasons for the increase were due to the following increases: (i) $127.5 million in depreciation, depletion, and amortization, (ii) $57.1 million in net losses on derivative instruments, (iii) $16.6 million in taxes other than income, (iv) $14.5 million in production expense, and (v) $10.9 million in general and administrative.

	Six Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2019	2018		2019	2018
Depreciation, depletion, and amortization	$403,744	$276,247	$127,497	$8.36	$7.31
Asset retirement obligation	4,206	3,113	1,093	$0.09	$0.08
Production	164,959	150,486	14,473	$3.42	$3.98
Transportation, processing, and other operating	101,939	97,098	4,841	$2.11	$2.57
Gas gathering and other	25,925	19,290	6,635	$0.54	$0.51
Taxes other than income	74,727	58,118	16,609	$1.55	$1.54
General and administrative	53,995	43,060	10,935	$1.12	$1.14
Stock compensation	13,207	9,825	3,382	$0.27	$0.26
Loss on derivative instruments, net	74,684	17,540	57,144	N/A	N/A
Other operating expense, net	8,916	5,455	3,461	N/A	N/A
	$926,302	$680,232	$246,070

Depreciation, Depletion, and Amortization

Depletion of our producing properties is computed using the units-of-production method. The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. Our net proved properties, production, and reserves have increased during 2019 as compared to 2018 due to our ongoing exploration and development activities as well as due to our acquisition of Resolute. The increase in net properties and production resulted in an overall increase in depletion expense, while the increase in reserves partially offset the increased expense.

Fixed assets consist primarily of gathering and plant facilities, vehicles, airplanes, office furniture, and computer equipment and software.  These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from 3 to 30 years.  Additionally, with the adoption of Topic 842, we depreciate our right-of-use assets, with the depreciation of our finance lease gathering system right-of-use asset being included in our depreciation expense. The increase in depreciation expense during the 2019 periods as compared to 2018 periods is primarily due to: (i) increased depreciation on our gathering and plant facilities due to ongoing expenditures on this infrastructure and (ii) the depreciation on our gathering system right-of-use asset. Depreciation, depletion, and amortization (“DD&A”) consisted of the following for the periods indicated:

	Three Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
DD&A Expense (in thousands, except per BOE)	2019	2018		2019	2018
Depletion	$196,899	$131,220	$65,679	$7.87	$6.82
Depreciation	16,428	12,168	4,260	0.66	0.63
	$213,327	$143,388	$69,939	$8.53	$7.45

	Six Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
DD&A Expense (in thousands, except per BOE)	2019	2018		2019	2018
Depletion	$371,611	$251,610	$120,001	$7.69	$6.66
Depreciation	32,133	24,637	7,496	0.67	0.65
	$403,744	$276,247	$127,497	$8.36	$7.31

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
Production Expense (in thousands, except per BOE)	2019	2018		2019	2018
Lease operating expense	$71,778	$62,355	$9,423	$2.87	$3.24
Workover expense	15,948	16,860	(912)	0.64	0.88
	$87,726	$79,215	$8,511	$3.51	$4.12

	Six Months Ended June 30,		Variance Between 2019 / 2018	Per BOE
Production Expense (in thousands, except per BOE)	2019	2018		2019	2018
Lease operating expense	$134,186	$122,831	$11,355	$2.78	$3.25
Workover expense	30,773	27,655	3,118	0.64	0.73
	$164,959	$150,486	$14,473	$3.42	$3.98

Lease operating expense in the second quarter 2019 increased 15%, or $9.4 million, compared to the second quarter of 2018. Lease operating expense for the six months ended June 30, 2019 increased 9%, or $11.4 million, as compared to the six months ended June 30, 2018. The increases have primarily stemmed from the Resolute acquisition and the addition of new wells as a result of our ongoing exploration and development activities. These increases were partially offset by expense reductions related to the sale of non-core properties principally located in Ward County, Texas in August 2018. The following types of expenses have increased in the 2019 periods as compared to the 2018 periods: (i) compressor rentals, (ii) labor, and (iii) electricity.

Workover expense in the second quarter 2019 decreased 5%, or $0.9 million, compared to the second quarter of 2018. Workover expense for the six months ended June 30, 2019 increased 11%, or $3.1 million, as compared to the six months ended June 30, 2018. During the six months ended June 30, 2018, our workover expense was reduced due to receiving approximately $4.0 million in insurance proceeds related to the remediation and repairs incurred as a result of a 2015 flooding event.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, changes in fuel and compression costs, and structure of sales contracts. If the sales contract transfers control of the product at the wellhead, transportation and processing costs are included as a reduction in the revenue we record and are not included in transportation, processing, and other operating costs. The largest sales contract that we acquired with Resolute is structured this way and sales volumes under legacy Cimarex contracts structured this way have increased, therefore, our transportation and processing costs have not increased commensurate with production volume increases. Transportation, processing, and other operating costs in the second quarter 2019 were 7%, or $3.6 million, lower than the same costs in the first quarter 2018. For the six months ended June 30, 2019, transportation, processing, and other operating costs were 5%, or $4.8 million, higher than for the six months ended June 30, 2018. Transportation and processing costs included as a reduction in revenue since our adoption of ASC 606 on January 1, 2018 were $24.7 million and $42.6 million for the three and six months ended June 30, 2019 and $7.7 million and $22.2 million for the three and six months ended June 30, 2018.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. Gas gathering and other in the three months ended June 30, 2019 was 44%, or $4.1 million, higher than gas gathering and other in the three months ended June 30, 2018. Gas gathering and other in the six months ended June 30, 2019 was 34%, or $6.6 million, higher than gas gathering and other in the six months ended June 30, 2018. The increases are primarily due to overall increases in operating costs partially offset by lower product costs associated with processing third-party production due primarily to lower volumes and prices. The increase in operating costs was due primarily to an increase in compression costs.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.  Production taxes make up the majority of this expense for us.  Taxes other than income increased $13.1 million, or 47%, in the second quarter of 2019 as compared to the second quarter of 2018. Taxes other than income increased $16.6 million, or 29%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Production taxes have increased primarily due to increased production volumes. However, the majority of the increase seen in the 2019 periods as compared to the 2018 periods was due to increases in ad valorem taxes. Ad valorem taxes increased by $7.5 million, or 210%, in the second quarter of 2019 as compared to the second quarter of 2018 and by $10.4 million, or 145%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. These increases are due to new properties, including those acquired in the Resolute acquisition, and expected increased assessed values. Taxes other than income was 7.6% and 5.1% of production revenues for the three months ended June 30, 2019 and 2018, respectively, and was 6.8% and 5.3% of production revenues for the six months ended June 30, 2019 and 2018, respectively.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 44% to 50% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
General and Administrative Expense (in thousands)	2019	2018		2019	2018
Gross G&A	$46,930	$39,276	$7,654	$96,166	$80,124	$16,042
Less amounts capitalized to oil and gas properties	(22,019)	(19,537)	(2,482)	(42,171)	(37,064)	(5,107)
G&A expense	$24,911	$19,739	$5,172	$53,995	$43,060	$10,935

G&A expense for the second quarter of 2019 was 26%, or $5.2 million, higher than G&A expense for the second quarter of 2018. G&A expense for the six months ended June 30, 2019 was 25%, or $10.9 million, higher than G&A expense for the six months ended June 30, 2018. These increases were primarily due to increased employee-related costs such as salaries and wages, other compensation, and benefits. Included in the six months ended June 30, 2019 was $2.9 million of severance expense related to former Resolute employees who performed transition work at Cimarex and then were subsequently terminated.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
Stock Compensation Expense (in thousands)	2019	2018		2019	2018
Restricted stock awards:
Performance stock awards	$5,535	$3,809	$1,726	$10,929	$10,538	$391
Service-based stock awards	5,993	4,247	1,746	13,224	9,319	3,905
	11,528	8,056	3,472	24,153	19,857	4,296
Stock option awards	396	637	(241)	1,018	1,254	(236)
Total stock compensation cost	11,924	8,693	3,231	25,171	21,111	4,060
Less amounts capitalized to oil and gas properties	(5,430)	(5,598)	168	(11,964)	(11,286)	(678)
Stock compensation expense	$6,494	$3,095	$3,399	$13,207	$9,825	$3,382

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The increase in total stock compensation cost in the 2019 periods as compared to the 2018 periods is primarily due to awards granted either during or subsequent to the 2018 periods and performance stock award forfeitures that occurred during the second quarter of 2018, both of which were partially offset by awards vesting prior to or during the 2019 periods. Our accounting policy is to account for forfeitures in compensation cost when they occur.

(Gain) Loss on Derivative Instruments, Net

The following table presents the components of (Gain) loss on derivative instruments, net for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
(Gain) Loss on Derivative Instruments, Net (in thousands)	2019	2018		2019	2018
(Increase) decrease in fair value of derivative instruments, net:
Gas contracts	$(6,370)	$14,566	$(20,936)	$(16,216)	$2,777	$(18,993)
Oil contracts	(28,161)	(397)	(27,764)	88,086	(5,156)	93,242
	(34,531)	14,169	(48,700)	71,870	(2,379)	74,249
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(21,176)	(9,918)	(11,258)	(17,412)	(15,037)	(2,375)
Oil contracts	14,939	17,448	(2,509)	20,226	34,956	(14,730)
	(6,237)	7,530	(13,767)	2,814	19,919	(17,105)
(Gain) loss on derivative instruments, net	$(40,768)	$21,699	$(62,467)	$74,684	$17,540	$57,144

Other Operating Expense, Net

Other operating expense, net during the six months ended June 30, 2019 was comprised primarily of $8.4 million in acquisition-related costs incurred to effect the Resolute acquisition. These costs consisted primarily of advisory, legal, and other professional and consulting fees. Other operating expense, net during the three months ended June 30, 2018 was comprised primarily of $4.9 million in litigation settlements.

Other Income and Expense

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
Other Income and Expense (in thousands)	2019	2018		2019	2018
Interest expense	$24,674	$16,895	$7,779	$45,079	$33,678	$11,401
Capitalized interest	(16,805)	(4,850)	(11,955)	(25,547)	(9,660)	(15,887)
Loss on early extinguishment of debt	—	—	—	4,250	—	4,250
Other, net	(2,167)	(2,605)	438	(4,408)	(7,172)	2,764
	$5,702	$9,440	$(3,738)	$19,374	$16,846	$2,528

The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is interest expense on our Credit Facility borrowings, the amortization of debt issuance costs and discounts, and miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt. The increase in interest expense in the 2019 periods as compared to the 2018 periods is primarily due to (i) the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum, (ii) borrowings on our Credit Facility in 2019 to help fund the Resolute acquisition and thereafter to meet cash requirements as needed (we did not borrow on our Credit Facility in 2018), and (iii) interest expense on our finance lease. The $4.3 million loss on early extinguishment of debt incurred during the six months ended June 30, 2019 was associated with the $600 million of

8.5% senior notes we acquired with Resolute and elected to immediately repay. The maturity date of the Resolute notes was May 1, 2020.

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets. Capitalized interest will fluctuate based on the rates applicable to borrowings outstanding during the period and the amount of costs subject to interest capitalization. The amount of costs subject to interest capitalization was higher in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, primarily due to the Resolute acquisition. Included in the preliminary purchase price allocation of the Resolute acquisition was non-producing leasehold costs of $1.05 billion.

Components of Other, net consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax Expense

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended June 30,		Variance Between 2019 / 2018	Six Months Ended June 30,		Variance Between 2019 / 2018
Income Tax Expense (in thousands)	2019	2018		2019	2018
Current tax (benefit)	$—	$(717)	$717	$—	$(717)	$717
Deferred tax expense	34,046	42,783	(8,737)	42,119	99,732	(57,613)
	$34,046	$42,066	$(8,020)	$42,119	$99,015	$(56,896)

Combined federal and state effective income tax rate	23.7%	23.0%		23.7%	23.2%

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

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. Based on current economic conditions, our 2019 exploration and development (“E&D”) expenditures are projected to range from $1.35 billion to $1.45 billion. Investments in gathering, processing, and other infrastructure are projected to be approximately $70 million for 2019. See Capital Expenditures below for information regarding our E&D activities for the three and six months ended June 30, 2019 and 2018.

We periodically use derivative instruments to mitigate volatility in commodity prices. At June 30, 2019, we had derivative contracts covering a portion of our 2019 - 2020 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

Cash and cash equivalents at June 30, 2019 were $19.4 million. At June 30, 2019, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At June 30, 2019, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $1.248 billion. See Long-term Debt below for more information regarding our debt.

Our debt to total capitalization ratio at June 30, 2019 was 35%, up from 31% at December 31, 2018. This ratio is calculated by dividing the sum of (i) the principal amount of long-term debt and (ii) redeemable preferred stock by the sum of (i) the principal amount of long-term debt, (ii) redeemable preferred stock, and (iii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet. Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.

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

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$664,083	$704,339
Net cash used by investing activities	$(1,022,672)	$(671,552)
Net cash used by financing activities	$(422,663)	$(22,498)

Net cash provided by operating activities for the six months ended June 30, 2019 was $664.1 million, down $40.3 million, or 6%, from $704.3 million for the six months ended June 30, 2018. The $40.3 million decrease resulted primarily from increased operating expenses. Partially offsetting this decrease in operating cash flows was a decrease in cash outflows for settlements of derivative instruments. Despite increased production volumes, revenue remained flat between the two periods due to decreased pricing and, therefore, did not offset the increased cash outflows for operating expenses. See RESULTS OF OPERATIONS above for more information regarding the changes in revenue and operating expenses.

Net cash used by investing activities for the six months ended June 30, 2019 and 2018 was $1.02 billion and $671.6 million, respectively. The majority of our cash flows used by investing activities are for E&D expenditures, which totaled $711.8 million and $650.8 million for the six months ended June 30, 2019 and 2018, respectively. Cash used by investing activities in the six months ended June 30, 2019 includes the $325.7 million in cash paid for the Resolute acquisition, net of the $41.2 million in cash acquired with Resolute. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of miscellaneous asset sales, including non-core oil and gas properties.

Net cash used by financing activities was $422.7 million and $22.5 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par for proceeds of $499.3 million, paying $4.6 million in underwriting fees and financing costs. Additionally, we borrowed and repaid an aggregate of $1.21 billion on our credit facility during the six months ended June 30, 2019 to assist in funding the Resolute acquisition and thereafter to meet cash requirements as needed. In connection with the acquisition of Resolute, we assumed $870.0 million in principal amount of long-term debt that we immediately repaid, incurring a redemption fee of $4.3 million. During the six months ended June 30, 2019, we amended our credit facility, paying $3.0 million in financing costs. We had no long-term debt-related investing cash flows during the six months ended June 30, 2018. Net cash used by financing activities during both periods included: (i) the payment of dividends, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) the receipt of proceeds from exercises of stock options. During the six months ended June 30, 2019, we paid one $0.18 per common share dividend, one $0.20 per common share dividend, and one $20.31 per preferred share dividend, totaling $38.6 million. During the six months ended June 30, 2018, we paid one $0.08 per common share dividend and one $0.16 per common share dividend, totaling $22.8 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities and property sales, net of applicable purchase price adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Acquisitions:
Proved	$1,200	$—	$693,800	$62
Unproved	1,000	77	1,051,782	2,236
	2,200	77	1,745,582	2,298
Exploration and development:
Land and seismic	14,552	10,327	24,079	20,424
Exploration and development	310,428	365,097	668,919	668,469
	324,980	375,424	692,998	688,893
Property sales:
Proved	(22,058)	(4,577)	(18,028)	(29,541)
Unproved	(6,253)	(441)	(9,754)	(5,301)
	(28,311)	(5,018)	(27,782)	(34,842)
	$298,869	$370,483	$2,410,798	$656,349

Amounts in the table above are presented on an accrual basis. The Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The fair value of the proved and unproved properties recorded in the preliminary purchase price allocation for this acquisition was $692.6 million and $1.05 billion, respectively.

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

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross wells
Permian Basin	44	32	56	49
Mid-Continent	66	57	92	94
	110	89	148	143
Net wells
Permian Basin	32	13	37	22
Mid-Continent	8	10	11	16
	40	23	48	38

As of June 30, 2019, we had 27 gross (13 net) wells in the process of being drilled: 14 gross (12 net) in the Permian Basin and 13 gross (1 net) in the Mid-Continent region. As of June 30, 2019, there were 99 gross (24 net) wells waiting on completion: 44 gross (20 net) in the Permian Basin and 55 gross (4 net) in the Mid-Continent region. As of June 30, 2019, we had 7 operated rigs running, all in the Permian Basin.

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

Long-term Debt

Long-term debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,982)	$746,018	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,651)	743,349	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,137)	494,863	—	—	—
	$2,000,000	$(15,770)	$1,984,230	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At June 30, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.1 million and $1.5 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At June 30, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.5 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of June 30, 2019, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three months ended June 30, 2019, we borrowed and repaid an aggregate of $528.0 million on the Credit Facility to meet cash requirements as needed.

At our option, borrowings under the Credit Facility may bear interest at either (a) LIBOR (or an alternate rate determined by the administrative agent for the Credit Facility in accordance with the Credit Facility when LIBOR is no longer available) plus 1.125 – 2.0% based on the credit rating for our senior unsecured long-term debt, or (b) a base rate (as defined in the credit agreement) plus 0.125 – 1.0%, based on the credit rating for our senior unsecured long-term debt. Unused borrowings are subject to a commitment fee of 0.125 – 0.35%, based on the credit rating for our senior unsecured long-term debt.

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of June 30, 2019, we were in compliance with all of the financial covenants.

At June 30, 2019 and December 31, 2018, we had $4.6 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment due September 15, 2019.  We used the net proceeds to repay borrowings under our Credit Facility. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of June 30, 2019.

Working Capital Analysis

Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and E&D activities, changes in our oil and gas well equipment and supplies, and changes in the fair value of our derivative instruments.

At June 30, 2019, we had a working capital deficit of $294.6 million, a decrease of $1.01 billion or 141% from a working capital surplus of $715.4 million at December 31, 2018.

Our working capital decreased primarily due to the decrease in Cash and cash equivalents of $781.3 million, which was a result of our acquisition of Resolute and subsequent repayment of Resolute’s long-term debt. See Note 13 to the Condensed Consolidated Financial Statements for more information regarding the acquisition. In addition to the decrease in cash, other significant changes to working capital consisted primarily of the following decreases:

•	Our net current derivative instrument position decreased by $81.4 million from an asset at December 31, 2018 to a liability at June 30, 2019.

•
The adoption of Topic 842 increased our current liabilities by $68.7 million, representing estimated lease liabilities, primarily for office space, well-head compressors, pipeline compressors, and artificial lift mechanisms. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding our lease liabilities and the adoption of Topic 842.

•	Accounts receivable decreased by $66.8 million.

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

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In May 2019, our Board of Directors declared a cash dividend of $0.20 per common share, totaling $20.3 million, which is payable on or before August 30, 2019 to stockholders of record on August 15, 2019. In March 2019, in conjunction with the Resolute acquisition, we issued 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share. In May 2019, our Board of Directors declared a cash dividend of $20.31 per preferred share, totaling $1.3 million. The dividend was paid in July to preferred stockholders of record on July 1, 2019. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding our stock and Note 13 to the Condensed Consolidated Financial Statements for further information regarding the Resolute acquisition.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2019, our material off-balance sheet arrangements consisted of operating lease agreements with lease terms at commencement of 12 months or less. As an accounting policy we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.
Contractual Obligations and Material Commitments

At June 30, 2019, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	7/1/19 - 6/30/20	7/1/20 - 6/30/22		7/1/22 - 6/30/24		7/1/24 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$750,000		$1,250,000
Long-term debt—interest (1)	617,313	82,307	167,875		167,875		199,256
Operating leases (2)	101,885	24,961	38,238		23,551		15,135
Unconditional purchase obligations (3)	99,006	24,556	27,235		19,153		28,062
Derivative liabilities	50,896	50,056	840		—		—
Asset retirement obligation (4)	173,873	16,492	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	43,066	2,670	3,401		5,217		31,778
	$3,086,039	$201,042	$237,589		$965,796		$1,524,231
________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of June 30, 2019 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of June 30, 2019. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)
Operating leases include the estimated remaining contractual payments under lease agreements as of June 30, 2019. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)
Of the total unconditional purchase obligations, $28.2 million represents obligations for the purchase of sand for well completions and $70.5 million represents obligations for firm transportation agreements for gas and oil pipeline capacity.

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

The following discusses various commercial commitments that we have made that may include potential future cash payments if we fail to meet various performance obligations. These are not reflected in the table above, unless otherwise noted.

At June 30, 2019, we had estimated commitments of approximately: (i) $304.6 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $19.2 million to finish gathering system construction in progress.

At June 30, 2019, we had firm sales contracts to deliver approximately 290.7 Bcf of gas over the next 5.6 years. If we do not deliver this gas, our estimated financial commitment, calculated using the July 2019 index price, would be approximately $303.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.5 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2019, would be approximately $655.2 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2019, would be approximately $153.3 million. Of this total, we have accrued a liability of $4.6 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points. This accrual is reflected in the table above in Other long-term liabilities.

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

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended June 30, 2019, our total production revenue was comprised of approximately 76% oil sales, 6% gas sales, and 18% NGL sales. For the six months ended June 30, 2019, our total production revenue was comprised of approximately 69% oil sales, 13% gas sales, and 18% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the periods indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(in thousands)
Oil	± $1.00	per barrel	± $7,592	± $14,739
Gas	± $0.10	per Mcf	± $6,059	± $11,811
NGL	± $1.00	per barrel	± $7,313	± $13,879
			± $20,964	± $40,429

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At June 30, 2019, we had oil and gas derivatives covering a portion of our 2019 and 2020 production, which were recorded as current and non-current assets and liabilities. At June 30, 2019, our oil and gas derivatives had a gross asset fair value of $43.6 million and a gross liability fair value of $50.9 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how hypothetical changes in the forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of June 30, 2019.

		Impact on Fair Value
	Change in Forward Price	June 30, 2019
		(in thousands)
Oil	-$1.00	$5,969
Oil	+$1.00	$(6,035)
Gas	-$0.10	$7,056
Gas	+$0.10	$(6,963)

Interest Rate Risk

At June 30, 2019, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2018 are set forth below.

Oil, gas, and NGL prices fluctuate due to a number of factors beyond our control, creating a component of uncertainty in our development plans and overall operations. Declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

Oil and gas markets are volatile. We cannot predict future prices. The prices we receive for our production heavily influence our revenue, profitability, access to capital, and future rate of growth. The prices we receive depend on numerous factors beyond our control. These factors include, but are not limited to, changes in domestic and global supply and demand for oil and gas, the level of domestic and global oil and gas exploration and production activity, pipeline capacity constraints limiting takeaway and increasing basis differentials, geopolitical instability, the actions of the Organization of Petroleum Exporting Countries, weather conditions, technological advances affecting energy consumption, governmental regulations and taxes, and the price and technological advancement of alternative fuels.

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

If commodity pricing conditions stay at current levels or decline further, we will be required to take write-downs of the carrying value of our oil and gas properties.

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations to test our oil and gas properties for possible impairment. At June 30, 2019, a decline of approximately 4% or more in the value of our ceiling limitation would have resulted in an impairment. If commodity pricing conditions stay at current levels or decline further we will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses trailing twelve-month average commodity prices, the effect of declining prices is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

ITEM 6. EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit Number	Description
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

10.2
Form of Notice of Grant of Restricted Stock (Director) and Award Agreement (filed on May 29, 2019 as Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

10.3	2019 Equity Incentive Plan (filed on May 30, 2019 as Exhibit 99.1 to the Registration Statement on Form S-8 (Commission File No. 001-31446) and incorporated herein by reference).
10.4	Form of Notice of Grant of Restricted Stock and Award Agreement *
10.5	Form of Notice of Grant of Nonqualified Stock Option and Award Agreement *
31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2019

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)