Form 10-Q
period 2019-09-30
CIMAREX ENERGY CO
filed 2019-11-05
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended	September 30, 2019
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
  Yes ☐  No ☒

The number of shares of Cimarex Energy Co. common stock outstanding as of October 31, 2019 was 101,810,140.

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

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for our oil and gas production, full cost ceiling test impairments to the carrying values of our oil and gas properties, reductions in the quantity of, and price received for, oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties or areas due to mechanical, transportation, marketing, weather or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, increased financing costs due to a significant increase in interest rates, availability of financing, our ability to successfully integrate the business acquired from Resolute Energy Corporation (“Resolute”), unknown liabilities related to Resolute, and the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting.  In addition, exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties.  There are also numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures.  These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

PART I
ITEM 1. Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,885	$800,666
Accounts receivable, net of allowance:
Trade	75,853	122,065
Oil and gas sales	342,513	315,063
Gas gathering, processing, and marketing	6,963	17,072
Oil and gas well equipment and supplies	49,113	55,553
Derivative instruments	49,385	101,939
Prepaid expenses	6,220	7,554
Other current assets	2,647	4,227
Total current assets	556,579	1,424,139
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	20,134,383	18,566,757
Unproved properties and properties under development, not being amortized	1,539,008	436,325
	21,673,391	19,003,082
Less—accumulated depreciation, depletion, amortization, and impairment	(15,979,664)	(15,287,752)
Net oil and gas properties	5,693,727	3,715,330
Fixed assets, net of accumulated depreciation of $373,351 and $324,631, respectively	538,179	257,686
Goodwill	751,836	620,232
Derivative instruments	5,715	9,246
Other assets	73,169	35,451
	$7,619,205	$6,062,084
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$53,643	$76,927
Gas gathering, processing, and marketing	12,282	29,887
Accrued liabilities:
Exploration and development	111,728	124,674
Taxes other than income	48,494	33,622
Other	270,610	221,159
Derivative instruments	24,983	27,627
Revenue payable	207,751	194,811
Operating leases	67,208	—
Total current liabilities	796,699	708,707
Long-term debt principal	2,000,000	1,500,000
Less—unamortized debt issuance costs and discounts	(15,266)	(11,446)
Long-term debt, net	1,984,734	1,488,554
Deferred income taxes	446,961	334,473
Asset retirement obligation	157,431	152,758
Derivative instruments	403	2,267
Operating leases	199,645	—
Other liabilities	62,154	45,539
Total liabilities	3,648,027	2,732,298
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 62,500 shares authorized and issued and no shares authorized and issued, respectively (Note 5)	81,620	—
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,820,140 and 95,755,797 shares issued, respectively	1,018	958
Additional paid-in capital	3,234,318	2,785,188
Retained earnings	654,212	542,885
Accumulated other comprehensive income	10	755
Total stockholders’ equity	3,889,558	3,329,786
	$7,619,205	$6,062,084
See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$435,094	$342,495	$1,196,166	$1,036,402
Gas and NGL sales	135,483	240,087	479,442	646,007
Gas gathering and other	11,200	9,244	31,231	32,506
Gas marketing	528	(338)	(1,114)	(19)
	582,305	591,488	1,705,725	1,714,896
Costs and expenses:
Impairment of oil and gas properties	108,879	—	108,879	—
Depreciation, depletion, and amortization	227,978	136,302	631,722	412,549
Asset retirement obligation	2,194	1,893	6,400	5,006
Production	88,300	76,272	253,259	226,758
Transportation, processing, and other operating	52,697	49,720	154,636	146,818
Gas gathering and other	13,893	10,569	39,818	29,859
Taxes other than income	30,873	28,431	105,600	86,549
General and administrative	15,499	21,148	69,494	64,208
Stock compensation	6,797	6,437	20,004	16,262
(Gain) loss on derivative instruments, net	(38,735)	54,006	35,949	71,546
Other operating expense, net	10,141	10,015	19,057	15,470
	518,516	394,793	1,444,818	1,075,025
Operating income	63,789	196,695	260,907	639,871
Other (income) and expense:
Interest expense	24,586	17,159	69,665	50,837
Capitalized interest	(16,264)	(5,457)	(41,811)	(15,117)
Loss on early extinguishment of debt	—	—	4,250	—
Other, net	(139)	(7,544)	(4,547)	(14,716)
Income before income tax	55,606	192,537	233,350	618,867
Income tax expense	15,079	44,183	57,198	143,198
Net income	$40,527	$148,354	$176,152	$475,669

Earnings per share to common stockholders:
Basic	$0.39	$1.56	$1.72	$5.00
Diluted	$0.39	$1.56	$1.72	$5.00

Comprehensive income:
Net income	$40,527	$148,354	$176,152	$475,669
Other comprehensive income:
Change in fair value of investments, net of tax of ($648), $159, ($220) and $160, respectively	(2,198)	539	(745)	541
Total comprehensive income	$38,329	$148,893	$175,407	$476,210

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$176,152	$475,669
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of oil and gas properties	108,879	—
Depreciation, depletion, and amortization	631,722	412,549
Asset retirement obligation	6,400	5,006
Deferred income taxes	57,198	142,815
Stock compensation	20,004	16,262
Loss on derivative instruments, net	35,949	71,546
Settlements on derivative instruments	(1,118)	(20,418)
Loss on early extinguishment of debt	4,250	—
Amortization of debt issuance costs and discounts	2,285	2,183
Changes in non-current assets and liabilities	(2,630)	(1,244)
Other, net	9,062	1,059
Changes in operating assets and liabilities:
Accounts receivable	80,183	(11,772)
Other current assets	2,140	4,421
Accounts payable and other current liabilities	(146,319)	59,737
Net cash provided by operating activities	984,157	1,157,813
Cash flows from investing activities:
Acquisition of Resolute Energy, net of cash acquired (Note 13)	(284,441)	—
Oil and gas capital expenditures	(1,000,380)	(1,151,484)
Other capital expenditures	(59,035)	(75,037)
Sales of oil and gas assets	28,547	573,367
Sales of other assets	859	990
Net cash used by investing activities	(1,314,450)	(652,164)
Cash flows from financing activities:
Borrowings of long-term debt	2,239,310	—
Repayments of long-term debt	(2,610,000)	—
Financing, underwriting, and debt redemption fees	(11,798)	—
Finance lease payments	(2,731)	—
Dividends paid	(60,130)	(38,038)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(2,406)	(6,410)
Proceeds from exercise of stock options	1,267	2,211
Net cash used by financing activities	(446,488)	(42,237)
Net change in cash and cash equivalents	(776,781)	463,412
Cash and cash equivalents at beginning of period	800,666	400,534
Cash and cash equivalents at end of period	$23,885	$863,946

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

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, June 30, 2019	101,473	$1,015	$3,223,331	$635,339	$2,208	$3,861,893
Dividends paid on stock awards subsequently forfeited	—	—	—	6	—	6
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,390)	—	(20,390)
Dividends declared on redeemable preferred stock ($20.31 per share)	—	—	—	(1,270)	—	(1,270)
Net income	—	—	—	40,527	—	40,527
Unrealized change in fair value of investments, net of tax	—	—	—	—	(2,198)	(2,198)
Issuance of restricted stock awards	375	3	(3)	—	—	—
Common stock reacquired and retired	(35)	—	(1,752)	—	—	(1,752)
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	11	—	593	—	—	593
Stock-based compensation	—	—	12,149	—	—	12,149
September 30, 2019	101,820	$1,018	$3,234,318	$654,212	$10	$3,889,558

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

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, June 30, 2018	95,393	$954	$2,770,532	$112,811	$2,201	$2,886,498
Dividends paid on stock awards subsequently forfeited	—	—	4	3	—	7
Dividends declared on common stock ($0.18 per share)	—	—	—	(17,245)	—	(17,245)
Net income	—	—	—	148,354	—	148,354
Unrealized change in fair value of investments, net of tax	—	—	—	—	539	539
Issuance of restricted stock awards	260	3	(3)	—	—	—
Common stock reacquired and retired	(56)	—	(5,464)	—	—	(5,464)
Restricted stock forfeited and retired	(10)	(1)	1	—	—	—
Exercise of stock options	16	—	962	—	—	962
Stock-based compensation	—	—	12,171	—	—	12,171
Balance, September 30, 2018	95,603	$956	$2,778,203	$243,923	$2,740	$3,025,822

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

The quarterly ceiling test is primarily impacted by commodity prices, changes in estimated reserve quantities, overall exploration and development costs, and deferred taxes.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur a full cost ceiling test impairment. The calculated ceiling limitation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

At September 30, 2019, we incurred a ceiling test impairment of $108.9 million.   The impairment resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We expect these conditions to continue at least through year-end and possibly beyond and, therefore, expect to incur another ceiling test impairment at December 31, 2019.

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of September 30, 2019, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”).  The FASB subsequently issued various ASUs that provided additional implementation guidance. Topic 842 requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets for a period of time. The scope of Topic 842 excludes leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. We adopted Topic 842 effective January 1, 2019, using the modified retrospective method applied to all leases that existed on that date, which resulted in the recognition of lease liabilities of $276.9 million and right-of-use assets of $265.0 million. In connection with adoption we made use of the following practical expedients, which are provided in Topic 842:

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

•	a practical expedient that permits combining lease and nonlease components in a contract and accounting for the combination as a lease (elected by asset class); and

•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019.

2.	LONG-TERM DEBT

Long-term debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,758)	$746,242	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,471)	743,529	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,037)	494,963	—	—	—
	$2,000,000	$(15,266)	$1,984,734	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At September 30, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.0 million and $1.5 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At September 30, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.4 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of September 30, 2019, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three and nine months ended September 30, 2019, we borrowed and repaid an aggregate of $529.0 million and $1.74 billion, respectively, on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of September 30, 2019, we were in compliance with all of the financial covenants.

At September 30, 2019 and December 31, 2018, we had $4.3 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment made on September 15, 2019.  We used the net proceeds to repay borrowings that were outstanding under our Credit Facility that were used to help fund the Resolute acquisition on March 1, 2019. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of September 30, 2019.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

As of September 30, 2019, we have entered into oil and gas collars, oil basis swaps, oil and gas fixed price swaps, and sold oil calls. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Under our fixed price swaps, we receive the difference between the fixed price and the published index price if the published index price is below the fixed price and we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. Under our sold oil calls, we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. The following tables summarize our outstanding derivative contracts as of September 30, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	—	3,312,000	3,312,000
Weighted Avg Price - Floor	$—	$—	$—	$54.28	$54.28
Weighted Avg Price - Ceiling	$—	$—	$—	$66.90	$66.90
2020:
WTI (1)
Volume (Bbls)	2,548,000	1,820,000	1,104,000	1,104,000	6,576,000
Weighted Avg Price - Floor	$53.50	$50.90	$50.00	$50.00	$51.61
Weighted Avg Price - Ceiling	$66.57	$62.87	$61.91	$61.91	$63.98
2021:
WTI (1)
Volume (Bbls)	360,000	—	—	—	360,000
Weighted Avg Price - Floor	$50.00	$—	$—	$—	$50.00
Weighted Avg Price - Ceiling	$60.11	$—	$—	$—	$60.11
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
PEPL (1)
Volume (MMBtu)	—	—	—	11,040,000	11,040,000
Weighted Avg Price - Floor	$—	$—	$—	$1.92	$1.92
Weighted Avg Price - Ceiling	$—	$—	$—	$2.35	$2.35
Perm EP (2)
Volume (MMBtu)	—	—	—	5,520,000	5,520,000
Weighted Avg Price - Floor	$—	$—	$—	$1.38	$1.38
Weighted Avg Price - Ceiling	$—	$—	$—	$1.71	$1.71
Waha (3)
Volume (MMBtu)	—	—	—	5,520,000	5,520,000
Weighted Avg Price - Floor	$—	$—	$—	$1.48	$1.48
Weighted Avg Price - Ceiling	$—	$—	$—	$1.82	$1.82
2020:
PEPL (1)
Volume (MMBtu)	8,190,000	5,460,000	2,760,000	2,760,000	19,170,000
Weighted Avg Price - Floor	$1.92	$1.90	$1.85	$1.85	$1.90
Weighted Avg Price - Ceiling	$2.36	$2.28	$2.31	$2.31	$2.32
Perm EP (2)
Volume (MMBtu)	3,640,000	2,730,000	1,840,000	1,840,000	10,050,000
Weighted Avg Price - Floor	$1.40	$1.40	$1.35	$1.35	$1.38
Weighted Avg Price - Ceiling	$1.79	$1.82	$1.66	$1.66	$1.75
Waha (3)
Volume (MMBtu)	4,550,000	2,730,000	—	—	7,280,000
Weighted Avg Price - Floor	$1.50	$1.57	$—	$—	$1.53
Weighted Avg Price - Ceiling	$1.87	$1.97	$—	$—	$1.91
2021:
PEPL (1)
Volume (MMBtu)	910,000	—	—	—	910,000
Weighted Avg Price - Floor	$1.85	$—	$—	$—	$1.85
Weighted Avg Price - Ceiling	$2.31	$—	$—	$—	$2.31
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI Midland (1)
Volume (Bbls)	—	—	—	3,634,000	3,634,000
Weighted Avg Differential (2)	$—	$—	$—	$(5.62)	$(5.62)
2020:
WTI Midland (1)
Volume (Bbls)	2,457,000	1,729,000	1,104,000	1,104,000	6,394,000
Weighted Avg Differential (2)	$0.22	$0.26	$0.65	$0.65	$0.38
2021:
WTI Midland (1)
Volume (Bbls)	360,000	—	—	—	360,000
Weighted Avg Differential (2)	$0.54	$—	$—	$—	$0.54
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

Oil Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	—	460,000	460,000
Weighted Avg Price	$—	$—	$—	$64.54	$64.54
________________________________________

(1)	The fixed price on these swaps is NYMEX WTI.

Gas Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
Henry Hub (1)
Volume (MMBtu)	—	—	—	3,220,000	3,220,000
Weighted Avg Price	$—	$—	$—	$3.00	$3.00
________________________________________

(1)	The fixed price on these swaps is NYMEX Henry Hub.

Sold Oil Calls	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	—	337,640	337,640
Weighted Avg Call Price	$—	$—	$—	$64.36	$64.36
________________________________________

(1)	The index on these sold calls is NYMEX WTI.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

The following tables summarize our derivative contracts entered into subsequent to September 30, 2019 through November 1, 2019:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI (1)
Volume (Bbls)	—	—	—	122,000	122,000
Wtd Avg Price - Floor	$—	$—	$—	$47.73	$47.73
Wtd Avg Price - Ceiling	$—	$—	$—	$55.00	$55.00
2020:
WTI (1)
Volume (Bbls)	182,000	182,000	184,000	184,000	732,000
Wtd Avg Price - Floor	$47.73	$47.73	$47.73	$47.73	$47.73
Wtd Avg Price - Ceiling	$55.00	$55.00	$55.00	$55.00	$55.00
2021:
WTI (1)
Volume (Bbls)	180,000	—	—	—	180,000
Wtd Avg Price - Floor	$47.73	$—	$—	$—	$47.73
Wtd Avg Price - Ceiling	$55.00	$—	$—	$—	$55.00
________________________________________

(1)	The index price for these collars is WTI as quoted on the NYMEX.

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019:
WTI Midland (1)
Volume (Bbls)	—	—	—	122,000	122,000
Weighted Avg Differential (2)	$—	$—	$—	$0.62	$0.62
2020:
WTI Midland (1)
Volume (Bbls)	182,000	182,000	184,000	184,000	732,000
Weighted Avg Differential (2)	$0.62	$0.62	$0.62	$0.62	$0.62
2021:
WTI Midland (1)
Volume (Bbls)	180,000	—	—	—	180,000
Weighted Avg Differential (2)	$0.62	$—	$—	$—	$0.62

________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$5,818	$6,378	$(10,398)	$9,155
Oil contracts	(42,857)	47,129	45,229	41,973
	(37,039)	53,507	34,831	51,128
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(17,554)	(3,462)	(34,966)	(18,499)
Oil contracts	15,858	3,961	36,084	38,917
	(1,696)	499	1,118	20,418
(Gain) loss on derivative instruments, net	$(38,735)	$54,006	$35,949	$71,546

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Derivative Fair Value

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of September 30, 2019 and December 31, 2018, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		September 30, 2019
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$35,671	$—
Gas contracts	Current assets — Derivative instruments	13,714	—
Oil contracts	Non-current assets — Derivative instruments	5,650	—
Gas contracts	Non-current assets — Derivative instruments	65	—
Oil contracts	Current liabilities — Derivative instruments	—	24,901
Gas contracts	Current liabilities — Derivative instruments	—	82
Oil contracts	Non-current liabilities — Derivative instruments	—	117
Gas contracts	Non-current liabilities — Derivative instruments	—	286
Total gross amounts presented in the balance sheet		55,100	25,386
Less: gross amounts not offset in the balance sheet		(18,346)	(18,346)
Net amount		$36,754	$7,040

		December 31, 2018
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$94,240	$—
Gas contracts	Current assets — Derivative instruments	7,699	—
Oil contracts	Non-current assets — Derivative instruments	9,246	—
Oil contracts	Current liabilities — Derivative instruments	—	23,378
Gas contracts	Current liabilities — Derivative instruments	—	4,249
Oil contracts	Non-current liabilities — Derivative instruments	—	311
Gas contracts	Non-current liabilities — Derivative instruments	—	1,956
Total gross amounts presented in the balance sheet		111,185	29,894
Less: gross amounts not offset in the balance sheet		(29,894)	(29,894)
Net amount		$81,291	$—

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

The following table provides fair value measurement information for certain assets and liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(788,993)	$(750,000)	$(744,578)
3.90% Notes due 2027	$(750,000)	$(765,015)	$(750,000)	$(701,273)
4.375% Notes due 2029	$(500,000)	$(526,140)	$—	$—
Derivative instruments — assets	$55,100	$55,100	$111,185	$111,185
Derivative instruments — liabilities	$(25,386)	$(25,386)	$(29,894)	$(29,894)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at September 30, 2019 were accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $82.1 million. Included in “Accrued liabilities — Other” at December 31, 2018 were: (i) accrued operating expenses of approximately $69.1 million, (ii) accrued general and administrative, primarily payroll-related, costs of approximately $47.4 million, and (iii) an accrual of approximately $35.8 million representing the amount by which checks issued, but not yet presented to our banks, exceeded balances in applicable bank accounts.

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

We routinely assess the recoverability of all material accounts receivable to determine their collectability. We accrue a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $3.4 million and $2.7 million, respectively.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

5.	CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At September 30, 2019, there were 101.8 million shares of common stock outstanding.

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

Dividends

Common Stock

In August 2019, our Board of Directors declared a cash dividend of $0.20 per share of common stock. The dividend is payable on or before November 29, 2019 to stockholders of record on November 15, 2019. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $20.4 million dividend declared during the third quarter 2019 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In August 2019, our Board of Directors declared a cash dividend of $20.31 per share of Convertible Preferred Stock. The dividend was paid in October to stockholders of record on October 1, 2019. This $1.3 million dividend was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at September 30, 2019.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

6.	STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Restricted stock awards:
Performance stock awards	$5,604	$6,364	$16,533	$16,902
Service-based stock awards	6,140	5,244	19,364	14,563
	11,744	11,608	35,897	31,465
Stock option awards	411	571	1,429	1,825
Total stock compensation cost	12,155	12,179	37,326	33,290
Less amounts capitalized to oil and gas properties	(5,358)	(5,742)	(17,322)	(17,028)
Stock compensation expense	$6,797	$6,437	$20,004	$16,262

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The increase in total stock compensation cost in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to awards granted either during or subsequent to the nine months ended September 30, 2018, partially offset by awards vesting either prior to or during the nine months ended September 30, 2019. Our accounting policy is to account for forfeitures in compensation cost when they occur.

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2019:

(in thousands)	Nine Months Ended September 30, 2019
Asset retirement obligation at January 1, 2019	$166,904
Liabilities incurred	14,655
Liability settlements and disposals	(15,675)
Accretion expense	5,622
Revisions of estimated liabilities	4,266
Asset retirement obligation at September 30, 2019	175,772
Less current obligation	(18,341)
Long-term asset retirement obligation	$157,431

For the nine months ended September 30, 2019, liabilities incurred included $9.4 million for the Resolute

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

acquisition.

8.	EARNINGS PER SHARE

The calculations of basic and diluted net earnings per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended September 30,
	2019			2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$40,527			$148,354
Less: net income attributable to participating securities	(688)			(2,069)
Less: preferred stock dividends	(1,270)			—
Basic earnings per share
Income available to common stockholders	38,569	99,735	$0.39	146,285	93,845	$1.56
Effects of dilutive securities (1)
Options	—	—		—	22
Diluted earnings per share
Income available to common stockholders and assumed conversions	$38,569	99,735	$0.39	$146,285	93,867	$1.56
________________________________________

(1)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings per share. Excluded from the three months ended September 30, 2019 calculation were 507.6 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the three months ended September 30, 2018 calculation were 378.1 thousand potential common shares from the assumed exercise of employee stock options.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

	Nine Months Ended September 30,
	2019			2018
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$176,152			$475,669
Less: net income attributable to participating securities	(2,763)			(6,610)
Less: preferred stock dividends	(3,809)			—
Basic earnings per share
Income available to common stockholders	169,580	98,452	$1.72	469,059	93,758	$5.00
Effects of dilutive securities (1)
Options	—	6		2	30
Diluted earnings per share
Income available to common stockholders and assumed conversions	$169,580	98,458	$1.72	$469,061	93,788	$5.00
________________________________________

(1)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings per share. Excluded from the nine months ended September 30, 2019 calculation were 524.0 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the nine months ended September 30, 2018 calculation were 387.7 thousand potential common shares from the assumed exercise of employee stock options.

9.	INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Current tax expense	$—	$1,100	$—	$383
Deferred tax expense	15,079	43,083	57,198	142,815
	$15,079	$44,183	$57,198	$143,198

Combined federal and state effective income tax rate	27.1%	22.9%	24.5%	23.1%

At December 31, 2018, we had a U.S. net tax operating loss carryforward of approximately $1.16 billion, which will expire in tax years 2032 through 2037. We believe that the carryforward will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $3.5 million at December 31, 2018.

On March 1, 2019, the Company completed its acquisition of Resolute. For federal income tax purposes, the acquisition was a tax-free merger whereby the Company acquired carryover tax basis in Resolute’s assets and liabilities. As of March 1, 2019, the Company recorded a net deferred tax liability of $62.4 million associated with the acquired assets. Due to revisions in the value of certain assets acquired, we reduced the deferred tax liability associated with the acquisition by $6.9 million. See Note 13 for more information regarding the preliminary purchase price allocation and subsequent adjustments made to it. The net deferred tax liability includes certain deferred tax assets net of valuation

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

allowances. The acquired tax attributes include federal net operating loss, capital loss, and enhanced oil recovery tax credit carryforwards. The carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

At September 30, 2019, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2014 through 2018.

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

Real Estate Leases

We have operating leases for office space in various locations that provide us the right to control the use of the specified office space over the term of the contract. These leases require us to make monthly “base rent” payments, as well as “additional payments” for our share of operating expenses and taxes incurred by the landlord. At our option, the terms of these leases can be renewed for varying periods, and in some cases may be terminated early at our option. As of September 30, 2019, these leases had remaining lease terms ranging from 4.7 to 6.9 years. These leases do not contain residual value guarantees, options to purchase the underlying office space, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of office space.

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

Production-Related Leases

We have operating leases for equipment used in connection with our oil and gas production operations, including well-head compressors, pipeline compressors, and artificial lift mechanisms. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. These leases

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

often include an “evergreen” provision that allows the contract term to continue on a month-to-month basis following expiration of the initial term stated in the contract. As of September 30, 2019, these leases had remaining lease terms ranging from one month to 10.8 years. These leases require us to make monthly payments of fixed amounts, which cover the cost of renting the equipment and, in some cases, the cost of maintaining the leased equipment. These leases do not typically require us to make variable lease payments. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of production-related equipment.

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

•	As an accounting policy, we have elected not to separate nonlease components from lease components for our production-related class of assets.

We have one finance lease, which results from a gathering agreement (the “Gathering Agreement”) on a gathering system. Under terms of the Gathering Agreement, we have the option to acquire a portion of the underlying gathering system upon termination of the Gathering Agreement. We make monthly payments under the Gathering Agreement based on the volume of oil gathered and a gathering rate per barrel, which is adjusted periodically. As of September 30, 2019, this lease had a remaining term of 5.9 years.

Exploration and Development-Related Leases

We have operating leases for equipment used in connection with our exploration and development activities, including drilling rigs, pressure pumping equipment, directional drilling tools, well-control devices, and various pieces of support equipment. These leases provide us the right to control the use of explicitly or implicitly identified equipment during the term of the contract. As of September 30, 2019, these leases had remaining lease terms of 12 months or less. These leases typically require us to make payments in amounts based on the usage of the underlying equipment. These leases do not contain residual value guarantees, options to purchase the underlying equipment, or terms or covenants that impose restrictions on our ability to pay dividends, incur debt, or enter into additional leases. We have no subleases of exploration and development-related equipment.

As an accounting policy, we have elected not to apply the recognition requirements of Topic 842 to our exploration and development-related class of assets with lease terms at commencement of 12 months or less. As such, we have not recorded any lease liabilities associated with our exploration and development-related leases. In addition, as an accounting policy we have elected not to separate nonlease components from lease components for our exploration and development-related class of assets.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Balance Sheet Presentation

The following tables present the amounts and classifications of our right-of-use assets and estimated lease liabilities as of September 30, 2019:

(in thousands)	Balance Sheet Location	September 30, 2019
Operating lease right-of-use assets	Non-current assets — Fixed assets, net	$256,657
Finance lease right-of-use asset	Non-current assets — Other assets	25,946
Total right-of-use assets		$282,603

(in thousands)	Balance Sheet Location	September 30, 2019
Operating lease liabilities — current	Current liabilities — Operating leases	$67,208
Operating lease liabilities — non-current	Non-current liabilities — Operating leases	199,645
Finance lease liability — current	Current liabilities — Accrued liabilities-Other	7,129
Finance lease liability — non-current	Non-current liabilities — Other liabilities	20,148
Total lease liabilities		$294,130

Lease Cost and Cash Flows

The following table summarizes estimated total lease cost, which includes amounts recognized in income and amounts capitalized for the indicated period:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$1,096	$3,289
Interest on lease liability	400	1,343
Operating lease cost: (1)
Production expense	4,047	11,824
Gas gathering and other expense	7,324	20,010
General and administrative expense	2,320	6,954
Short-term lease cost (2)	112,833	429,877
Total lease cost	$128,020	$473,297
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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

The following table summarizes estimated cash paid for our leases for the indicated period:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance lease	$2,731
Operating cash outflows from operating leases	$39,404

Cash paid for short-term leases and variable lease payments:
Investing cash outflows from operating leases	$444,504

During the nine months ended September 30, 2019, we recognized $81.7 million in right-of-use assets in connection with new operating leases entered into during the period.

Lease Liability Maturity Analysis

The following table presents the weighted-average remaining lease terms and discount rates of our leases as of the indicated date:

September 30, 2019
Weighted-average remaining lease term (in years):
Finance lease	5.9
Operating leases	4.3

Weighted-average discount rate:
Finance lease	5.9%
Operating leases	3.9%

The following table reflects the undiscounted future cash flows utilized in the calculation of the lease liabilities recorded at September 30, 2019:

	September 30, 2019
(in thousands)	Operating Leases	Finance Lease
October 1, 2019 — September 30, 2020	$76,860	$6,445
October 1, 2020 — September 30, 2021	68,661	5,679
October 1, 2021 — September 30, 2022	62,529	5,420
October 1, 2022 — September 30, 2023	44,495	5,161
October 1, 2023 —September 30, 2024	22,277	4,903
Remaining periods	15,572	4,267
Total undiscounted future cash flows	290,394	31,875
Less effects of discounting	(23,541)	(4,598)
Lease liabilities recognized	$266,853	$27,277

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

As of December 31, 2018, the following future minimum cash payments were required under leases for office space:

(in thousands)	December 31, 2018
2019	$9,849
2020	10,790
2021	11,000
2022	11,130
2023	11,433
Remaining periods	20,831
Total future minimum lease payments	$75,033

In addition, as of December 31, 2018, we had various contractual commitments for compressor equipment under operating lease arrangements totaling $34.8 million with lease terms expiring over 1 - 35 months.

Other Commitments

At September 30, 2019, we had estimated commitments of approximately: (i) $311.4 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $9.1 million to finish gathering system construction in progress.

At September 30, 2019, we had firm sales contracts to deliver approximately 723.7 Bcf of gas over the next 11.8 years. If we do not deliver this gas, our estimated financial commitment, calculated using October 2019 index prices, would be approximately $1.23 billion. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.3 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2019, would be approximately $641.6 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2019, would be approximately $151.9 million. Of this total, we have accrued a liability of $4.5 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At September 30, 2019, we have various firm transportation agreements for gas and oil pipeline capacity with end dates ranging from 2020 - 2028 under which we will have to pay an estimated $68.2 million over the remaining terms of the agreements. These agreements were entered into to support our residue gas and oil marketing efforts, and we believe we have sufficient reserves that will utilize this firm transportation.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

We have various litigation matters related to the ordinary course of our business. We assess the probability of estimable amounts related to these matters in accordance with guidance established by the FASB and adjust our

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

accruals accordingly. Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cash paid during the period for:
Interest (net of capitalized amounts of $9,574, $407, $29,695 and $9,796, respectively) (1)	$4,399	$—	$37,383	$23,343
Income taxes	$—	$—	$1,206	$—
Cash received for income tax refunds	$—	$—	$336	$718

________________________________________

(1)	The nine months ended September 30, 2019 includes $17.6 million in interest paid upon the redemption of Resolute’s senior notes and credit facility on March 1, 2019.

12.	RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $13.6 million and $60.2 million related to these services during the three and nine months ended September 30, 2019 and $17.0 million and $57.0 million during the three and nine months ended September 30, 2018. The amount incurred in 2019 is included in the short-term lease costs disclosed in Note 10. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

13.	ACQUISITIONS

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The principal factors considered by management in making this acquisition included: (i) our expectation that Resolute’s assets’ attractive returns are competitive with those in our existing portfolio, (ii) the opportunity to apply our experience and learnings from already operating in this area to generating productivity gains from Resolute’s properties, (iii) the ability to increase our acreage position in the Delaware Basin, and (iv) the expectation that the acquisition will be financially accretive.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Preliminary Purchase Price Allocation

The Resolute acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the preliminary allocation of the Resolute purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill. The table also presents the adjustments to the preliminary purchase price allocation recorded through September 30, 2019. The most significant adjustment was made to the fair value of the unproved oil and gas properties acquired based on the finalization of the quantity of acres acquired. The tax effect of this adjustment reduced the related deferred income taxes. The remaining adjustments were working capital adjustments. The offset to all of the adjustments is goodwill. In conjunction with the adjustment to the unproved oil and gas properties balance, capitalized interest was reduced by $0.4 million in the current period to adjust capitalized interest recognized in previous periods. The purchase price allocation remains preliminary as certain data necessary to complete it is not yet available, and includes, but is not limited to, finalization of the fair value of certain assets and liabilities, including pre-acquisition working capital balances and completion of the final Resolute tax returns that will provide the underlying tax basis of Resolute’s assets and liabilities and net operating losses. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

The following table sets forth the preliminary purchase price allocation:

(in thousands)	March 1, 2019	Adjustments	September 30, 2019
Cash	$41,236	$—	$41,236
Accounts receivable	50,739	1,838	52,577
Other current assets	13,280	(792)	12,488
Proved oil and gas properties	692,600	—	692,600
Unproved oil and gas properties	1,054,200	(30,314)	1,023,886
Fixed assets	5,355	(32)	5,323
Goodwill	107,341	24,263	131,604
Other assets	142	—	142
Current liabilities	(202,735)	(1,862)	(204,597)
Long-term debt	(870,000)	—	(870,000)
Deferred income taxes	(62,409)	6,899	(55,510)
Asset retirement obligation	(9,437)	—	(9,437)
Total identifiable net assets	$820,312	$—	$820,312

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

Goodwill of $131.6 million has been recognized principally as a result of recording net deferred tax liabilities arising from the difference between the tax basis and the purchase price allocated to Resolute’s assets and liabilities,

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

and anticipated opportunities for cost savings through administrative and operational synergies. Goodwill is not expected to be deductible for tax purposes.

Acquisition-related costs incurred in 2019 were $8.4 million. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in the Other operating expense, net line item on our Condensed Consolidated Statements of Operations and Comprehensive Income.

The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. The amount of revenue and direct operating expenses resulting from the acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income from March 1, 2019 through September 30, 2019 is $154.1 million and $36.5 million, respectively.

Pro Forma Financial Information

The following supplemental pro forma information for the three and nine months ended September 30, 2019 and 2018 has been prepared to give effect to the Resolute acquisition as if it had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of the combined company’s proved oil and gas properties, (ii) the capitalization of interest expense, and (iii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by Cimarex of $8.4 million and transaction-related costs incurred by Resolute of $60.0 million. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Cimarex to integrate the Resolute assets. The pro forma financial data has not been adjusted to reflect any other acquisitions or dispositions made during the periods presented as their results were not deemed material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$582,305	$691,140	$1,758,861	$1,954,550
Net income	$40,536	$148,620	$162,493	$484,173
Net income per common share:
Basic	$0.39	$1.47	$1.57	$4.81
Diluted	$0.39	$1.47	$1.57	$4.80

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

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation (“Resolute”), an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The principal factors considered by management in making this acquisition included: (i) our expectation that Resolute’s assets’ attractive returns are competitive with those in our existing portfolio, (ii) the opportunity to apply our experience and learnings from already operating in this area to generating productivity gains from Resolute’s properties, (iii) the ability to increase our acreage position in the Delaware Basin, and (iv) the expectation that the acquisition will be financially accretive. The acquisition date fair value of the consideration transferred totaled $820.3 million, which consisted of cash, common stock, and preferred stock (see Note 13 to the Condensed Consolidated Financial Statements for more information on the acquisition).

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

As demonstrated in the table below, our company-wide average realized prices for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 have declined for all products. In the case of oil sales, these decreases result from a combination of declining NYMEX prices in the 2019 periods, partially offset by improving differentials. In the case of gas sales, these decreases are driven by declining NYMEX prices and widening differentials.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
	2019	2018		2019	2018
Average NYMEX price
Oil — per barrel	$56.45	$69.50	(19)%	$57.06	$66.75	(15)%
Gas — per Mcf	$2.23	$2.91	(23)%	$2.67	$2.90	(8)%

Average realized price
Oil — per barrel	$52.71	$58.25	(10)%	$52.02	$59.70	(13)%
Gas — per Mcf	$0.88	$1.84	(52)%	$1.08	$1.92	(44)%
NGL — per barrel	$10.80	$25.72	(58)%	$13.36	$22.90	(42)%

Average price differential
Oil — per barrel	$(3.74)	$(11.25)	67%	$(5.04)	$(7.05)	29%
Gas — per Mcf	$(1.35)	$(1.07)	(26)%	$(1.59)	$(0.98)	(62)%

The average price differentials that we realized in our two primary areas of operation are shown in the table below for the periods indicated.

	Average Price Differentials
	2019			2018
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil
Permian Basin	$(3.76)	$(5.80)	$(6.90)	$(11.64)	$(14.34)	$(8.05)	$(3.12)
Mid-Continent	$(3.72)	$(4.39)	$(2.17)	$(2.33)	$(1.08)	$(2.18)	$(2.34)

Gas
Permian Basin	$(1.83)	$(3.10)	$(1.91)	$(2.21)	$(1.25)	$(1.31)	$(0.78)
Mid-Continent	$(0.66)	$(0.86)	$(0.46)	$(0.83)	$(0.94)	$(1.03)	$(0.70)

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

See “Risk Factors” in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also, see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018:

•	Completed the acquisition of Resolute Energy Corporation. Resolute’s results are included in our financial statements since the March 1, 2019 closing date.

•	Total production volumes increased 29% to 273.7 MBOE per day.

•	Oil volumes increased 32% to 84.2 MBbls per day.

•	Gas volumes increased 24% to 674.6 MMcf per day.

•	NGL volumes increased 33% to 77.0 MBbls per day.

•	Total production revenue remained flat at $1.68 billion.

•	Cash flow provided by operating activities decreased 15% to $984.2 million.

•	Exploration and development expenditures decreased 17% to $989.5 million.

•
Net income was $176.2 million, or $1.72 per diluted share, for the first nine months of 2019, as compared to net income of $475.7 million, or $5.00 per diluted share, for the first nine months of 2018.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2019 vs. Three and Nine Months Ended September 30, 2018

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

Production volumes were higher for all products during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, while realized prices were lower. Our acquisition of Resolute and ongoing completion of new wells have increased our volumes. However, lower market prices and large basis differentials, both of which are out of our control, have lowered our realized prices and, therefore, our revenue. In addition, transportation and processing charges for sales contracts that transfer control of the product at the wellhead versus the tailgate of processing plants are reflected as reductions to revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) and, therefore, negatively impact our realized prices. The largest sales contract we acquired with Resolute is this type of contract and sales volumes under legacy Cimarex contracts structured this way have increased. See below “Transportation, Processing, and Other Operating” for additional information. Our revenue decreased 2%, or $12.0 million, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and decreased less than 1%, or $6.8 million, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The following tables show our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended September 30,		Variance Between 2019 / 2018		Price/Volume Variance
Production Revenue (in thousands)	2019	2018			Price	Volume	Total
Oil sales	$435,094	$342,495	$92,599	27%	$(45,734)	$138,333	$92,599
Gas sales	58,277	94,433	(36,156)	(38)%	(63,415)	27,259	(36,156)
NGL sales	77,206	145,654	(68,448)	(47)%	(106,645)	38,197	(68,448)
	$570,577	$582,582	$(12,005)	(2)%	$(215,794)	$203,789	$(12,005)

	Nine Months Ended September 30,		Variance Between 2019 / 2018		Price/Volume Variance
Production Revenue (in thousands)	2019	2018			Price	Volume	Total
Oil sales	$1,196,166	$1,036,402	$159,764	15%	$(176,599)	$336,363	$159,764
Gas sales	198,615	284,941	(86,326)	(30)%	(154,699)	68,373	(86,326)
NGL sales	280,827	361,066	(80,239)	(22)%	(200,596)	120,357	(80,239)
	$1,675,608	$1,682,409	$(6,801)	—%	$(531,894)	$525,093	$(6,801)

The table below presents our production volumes by region.

	Three Months Ended September 30,		Nine Months Ended September 30,
Production Volumes	2019	2018	2019	2018
Oil (Bbls per day)
Permian Basin	74,819	49,001	70,188	49,211
Mid-Continent	14,788	14,755	13,880	14,149
Other	124	153	162	226
	89,731	63,909	84,230	63,586
Gas (MMcf per day)
Permian Basin	422.9	239.4	381.2	239.3
Mid-Continent	293.7	317.9	292.1	303.6
Other	1.4	1.5	1.3	1.5
	718.0	558.8	674.6	544.4
NGL (Bbls per day)
Permian Basin	53,311	31,919	51,492	29,863
Mid-Continent	24,338	29,603	25,480	27,829
Other	44	38	49	56
	77,693	61,560	77,021	57,748
Total (BOE per day)
Permian Basin	198,617	120,822	185,222	118,952
Mid-Continent	88,076	97,346	88,044	92,569
Other	401	427	418	548
	287,094	218,595	273,684	212,069

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the three and nine months ended September 30, 2019, approximately 83% of our oil production was in the Permian Basin, up from approximately 77% during the three and nine months ended September 30, 2018. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
	2019	2018		2019	2018
Oil
Total volume — MBbls	8,255	5,880	40%	22,995	17,359	32%
Total volume — MBbls per day	89.7	63.9	40%	84.2	63.6	32%
Percentage of total production	31%	29%		31%	30%
Average realized price — per barrel	$52.71	$58.25	(10)%	$52.02	$59.70	(13)%
Average WTI Midland price — per barrel	$55.83	$56.89	(2)%	$54.84	$60.97	(10)%
Average WTI Cushing price — per barrel	$56.45	$69.50	(19)%	$57.06	$66.75	(15)%

Gas
Total volume — MMcf	66,058	51,406	29%	184,166	148,625	24%
Total volume — MMcf per day	718.0	558.8	29%	674.6	544.4	24%
Percentage of total production	42%	43%		41%	43%
Average realized price — per Mcf (1)	$0.88	$1.84	(52)%	$1.08	$1.92	(44)%
Average Henry Hub price — per Mcf	$2.23	$2.91	(23)%	$2.67	$2.90	(8)%

NGL
Total volume — MBbls	7,148	5,663	26%	21,027	15,765	33%
Total volume — MBbls per day	77.7	61.6	26%	77.0	57.7	33%
Percentage of total production	27%	28%		28%	27%
Average realized price — per barrel (2)	$10.80	$25.72	(58)%	$13.36	$22.90	(42)%

Total
Total production — MBOE	26,413	20,111	31%	74,716	57,895	29%
Total production — MBOE per day	287.1	218.6	31%	273.7	212.1	29%
Average realized price — per BOE (3)	$21.60	$28.97	(25)%	$22.43	$29.06	(23)%
________________________________________
The average realized gas, NGL, and total prices shown in the table above reflect the deduction of certain transportation, processing, and other costs as reductions of revenue under ASC 606, which reduced the average realized prices as follows:

(1)
The average realized gas prices were reduced by $0.26 per Mcf, $0.07 per Mcf, $0.23 per Mcf, and $0.07 per Mcf for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.

(2)
The average realized NGL prices were reduced by $1.38 per barrel, $1.06 per barrel, $1.32 per barrel, and $1.36 per barrel for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.

(3)
The average realized total prices were reduced by $1.02 per BOE, $0.49 per BOE, $0.93 per BOE, and $0.55 per BOE for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.

Other revenues

We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects revenue from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
Gas Gathering and Marketing Revenues (in thousands)	2019	2018		2019	2018
Gas gathering and other	$11,200	$9,244	$1,956	$31,231	$32,506	$(1,275)
Gas marketing	$528	$(338)	$866	$(1,114)	$(19)	$(1,095)

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

Total operating costs and expenses for the three months ended September 30, 2019 were higher by 31%, or $123.7 million, compared to the three months ended September 30, 2018.  The primary reasons for the increase were: (i) the $108.9 million ceiling test impairment we incurred during the three months ended September 30, 2019, (ii) the $91.7 million increase in depreciation, depletion, and amortization, and (iii) the $12.0 million increase in production expense, partially offset by the $92.7 million increase in net gains on derivative instruments.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2019	2018		2019	2018
Impairment of oil and gas properties	$108,879	$—	$108,879	N/A	N/A
Depreciation, depletion, and amortization	227,978	136,302	91,676	$8.63	$6.78
Asset retirement obligation	2,194	1,893	301	$0.08	$0.09
Production	88,300	76,272	12,028	$3.34	$3.79
Transportation, processing, and other operating	52,697	49,720	2,977	$2.00	$2.47
Gas gathering and other	13,893	10,569	3,324	$0.53	$0.53
Taxes other than income	30,873	28,431	2,442	$1.17	$1.41
General and administrative	15,499	21,148	(5,649)	$0.59	$1.05
Stock compensation	6,797	6,437	360	$0.26	$0.32
(Gain) loss on derivative instruments, net	(38,735)	54,006	(92,741)	N/A	N/A
Other operating expense, net	10,141	10,015	126	N/A	N/A
	$518,516	$394,793	$123,723

Total operating costs and expenses for the nine months ended September 30, 2019 were higher by 34%, or $369.8 million, compared to the nine months ended September 30, 2018.  The primary reasons for the increase were due to the following: (i) the $108.9 million ceiling test impairment we incurred during the nine months ended September 30, 2019, (ii) the $219.2 million increase in depreciation, depletion, and amortization, (iii) the $26.5 million increase in production expense, and (iv) the $19.1 million increase in taxes other than income, partially offset by the $35.6 million decrease in net losses on derivative instruments.

	Nine Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2019	2018		2019	2018
Impairment of oil and gas properties	$108,879	$—	$108,879	N/A	N/A
Depreciation, depletion, and amortization	631,722	412,549	219,173	$8.45	$7.13
Asset retirement obligation	6,400	5,006	1,394	$0.09	$0.09
Production	253,259	226,758	26,501	$3.39	$3.92
Transportation, processing, and other operating	154,636	146,818	7,818	$2.07	$2.54
Gas gathering and other	39,818	29,859	9,959	$0.53	$0.52
Taxes other than income	105,600	86,549	19,051	$1.41	$1.49
General and administrative	69,494	64,208	5,286	$0.93	$1.11
Stock compensation	20,004	16,262	3,742	$0.27	$0.28
Loss on derivative instruments, net	35,949	71,546	(35,597)	N/A	N/A
Other operating expense, net	19,057	15,470	3,587	N/A	N/A
	$1,444,818	$1,075,025	$369,793

Impairment of Oil and Gas Properties

We use the full cost method of accounting for our oil and gas operations. Under this method, we are required to perform quarterly ceiling test calculations to test our oil and gas properties for possible impairment.  If the net capitalized cost of our oil and gas properties, as adjusted for income taxes, exceeds the ceiling limitation, the excess is charged to expense.  The ceiling limitation is equal to the sum of: (i) the present value discounted at 10% of estimated future net revenues from proved reserves, (ii) the cost of properties not being amortized, and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, as adjusted for income taxes.  We currently do not have any unproven properties that are being amortized. Estimated future net revenues are determined based on trailing twelve-month average commodity prices and estimated proved reserve quantities, operating costs, and capital expenditures.

The quarterly ceiling test is primarily impacted by commodity prices, changes in estimated reserve quantities, overall exploration and development costs, and deferred taxes.  If pricing conditions decline, or if there is a negative impact on one or more of the other components of the calculation, we may incur a full cost ceiling test impairment. The calculated ceiling limitation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.  Any impairment of oil and gas properties is not reversible at a later date.

At September 30, 2019, we incurred a ceiling test impairment of $108.9 million.  The impairment resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, natural gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We expect these conditions to continue at least through year-end and possibly beyond and, therefore, expect to incur another ceiling test impairment at December 31, 2019.

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

	Three Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
DD&A Expense (in thousands, except per BOE)	2019	2018		2019	2018
Depletion	$211,422	$123,668	$87,754	$8.00	$6.15
Depreciation	16,556	12,634	3,922	0.63	0.63
	$227,978	$136,302	$91,676	$8.63	$6.78

	Nine Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
DD&A Expense (in thousands, except per BOE)	2019	2018		2019	2018
Depletion	$583,033	$375,278	$207,755	$7.80	$6.48
Depreciation	48,689	37,271	11,418	0.65	0.65
	$631,722	$412,549	$219,173	$8.45	$7.13

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
Production Expense (in thousands, except per BOE)	2019	2018		2019	2018
Lease operating expense	$66,294	$61,568	$4,726	$2.51	$3.06
Workover expense	22,006	14,704	7,302	0.83	0.73
	$88,300	$76,272	$12,028	$3.34	$3.79

	Nine Months Ended September 30,		Variance Between 2019 / 2018	Per BOE
Production Expense (in thousands, except per BOE)	2019	2018		2019	2018
Lease operating expense	$200,481	$184,400	$16,081	$2.68	$3.19
Workover expense	52,778	42,358	10,420	0.71	0.73
	$253,259	$226,758	$26,501	$3.39	$3.92

On an absolute dollar basis, lease operating expense in the third quarter 2019 increased 8%, or $4.7 million, compared to the third quarter of 2018, and for the nine months ended September 30, 2019 increased 9%, or $16.1 million, as compared to the nine months ended September 30, 2018. The increases have primarily stemmed from the Resolute acquisition and the addition of new wells as a result of our ongoing exploration and development activities.

These increases were partially offset by expense reductions related to the sale of non-core properties principally located in Ward County, Texas in August 2018. The following types of expenses have been the primary drivers of increased expense in the 2019 periods as compared to the 2018 periods: (i) saltwater disposal, (ii) electricity/fuel, (iii) labor, and (iv) compressor and equipment rentals. On a per BOE basis, lease operating expense decreased 18.0% and 16.0% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, as a result of our production growing at a faster rate than increases in our lease operating expense.

Workover expense in the third quarter 2019 increased 50%, or $7.3 million, compared to the third quarter of 2018. Workover expense for the nine months ended September 30, 2019 increased 25%, or $10.4 million, as compared to the nine months ended September 30, 2018. We had an increased number of workover projects contributing to our workover expense during the 2019 periods as compared to the 2018 periods. The following types of expenses have been the primary drivers of increased expense in the 2019 periods as compared to the 2018 periods: (i) major well work, which can include replacing tubing, casing repair, cleanouts, and fishing, (ii) lift, which includes changing lift types or repairing/replacing lift equipment, and (iii) surface equipment maintenance and repair. During the nine months ended September 30, 2018, our workover expense was reduced due to receiving approximately $4.0 million in insurance proceeds related to the remediation and repairs incurred as a result of a 2015 flooding event.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, changes in fuel and compression costs, and structure of sales contracts. If the sales contract transfers control of the product at the wellhead, transportation and processing costs are included as a reduction in the revenue we record and are not included in transportation, processing, and other operating costs. The largest sales contract that we acquired with Resolute is structured this way and sales volumes under legacy Cimarex contracts structured this way have increased, therefore, our transportation and processing costs have not increased commensurate with production volume increases. Transportation, processing, and other operating costs in the third quarter 2019 were 6%, or $3.0 million, higher than the same costs in the third quarter 2018. For the nine months ended September 30, 2019, transportation, processing, and other operating costs were 5%, or $7.8 million, higher than for the nine months ended September 30, 2018. Transportation and processing costs included as a reduction in revenue pursuant to ASC 606 were $26.9 million and $69.5 million for the three and nine months ended September 30, 2019 and $9.9 million and $32.1 million for the three and nine months ended September 30, 2018.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. Gas gathering and other in the three months ended September 30, 2019 was 31%, or $3.3 million, higher than gas gathering and other in the three months ended September 30, 2018. Gas gathering and other in the nine months ended September 30, 2019 was 33%, or $10.0 million, higher than gas gathering and other in the nine months ended September 30, 2018. The increases are primarily due to overall increases in operating costs partially offset by lower product costs associated with processing third-party production due primarily to lower volumes and prices. The increase in operating costs was due primarily to an increase in compression costs.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
Taxes Other than Income (in thousands)	2019	2018		2019	2018
Production	$23,485	$20,565	$2,920	$80,223	$71,235	$8,988
Ad valorem	7,152	7,599	(447)	24,686	14,748	9,938
Other	236	267	(31)	691	566	125
	$30,873	$28,431	$2,442	$105,600	$86,549	$19,051

Production taxes as a percentage of revenue	5.4%	4.9%		6.3%	5.1%

Taxes other than income increased $2.4 million, or 9%, in the third quarter of 2019 as compared to the third quarter of 2018 and increased $19.1 million, or 22%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Production taxes make up the majority of our taxes other than income and they increased primarily due to increased production volumes, but also due to decreased refunds, which are generally for high-cost gas wells in Texas, but also include marketing cost deduction refunds. Ad valorem taxes increased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to new properties, including those acquired in the Resolute acquisition, and expected increased assessed values. Estimates of ad valorem taxes are adjusted as better information, including actual valuations, is received. Other taxes other than income are comprised of franchise and consumer use and sales taxes.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 45% to 49% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
General and Administrative Expense (in thousands)	2019	2018		2019	2018
Gross G&A	$29,828	$41,584	$(11,756)	$125,994	$121,708	$4,286
Less amounts capitalized to oil and gas properties	(14,329)	(20,436)	6,107	(56,500)	(57,500)	1,000
G&A expense	$15,499	$21,148	$(5,649)	$69,494	$64,208	$5,286

G&A expense for the third quarter of 2019 was 27%, or $5.6 million, lower than G&A expense for the third quarter of 2018. Third quarter of 2019 G&A expense was reduced by gains on our supplemental savings deferred compensation plan, whereas third quarter of 2018 G&A expense was increased by losses in the plan, causing a decrease in G&A expense of $3.5 million between the quarters. Additionally, third quarter of 2019 included a reduction in G&A expense of $2.4 million as compared to third quarter of 2018 due to the reversal of the year-to-date employee profit sharing accrual in third quarter of 2019 as a result of the expected ceiling test impairment at December 31, 2019, which will create a net loss for the year. Lastly, third quarter of 2019 G&A expense was reduced by $3.2 million for our semi-annual billing of working interest partners for major construction overhead on all operated wells, which began occurring in the fourth quarter of 2018. These decreases in G&A expense were partially offset by increases resulting from increased salaries and wages and other employee benefit costs due primarily to increased headcount.

G&A expense for the nine months ended September 30, 2019 was 8%, or $5.3 million, higher than G&A expense for the nine months ended September 30, 2018. This was primarily due to increased employee-related costs such as salaries and wages, other compensation, and benefits. Included in the nine months ended September 30, 2019 was $2.9 million of severance expense related to former Resolute employees who performed transition work at Cimarex and then were subsequently terminated.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
Stock Compensation Expense (in thousands)	2019	2018		2019	2018
Restricted stock awards:
Performance stock awards	$5,604	$6,364	$(760)	$16,533	$16,902	$(369)
Service-based stock awards	6,140	5,244	896	19,364	14,563	4,801
	11,744	11,608	136	35,897	31,465	4,432
Stock option awards	411	571	(160)	1,429	1,825	(396)
Total stock compensation cost	12,155	12,179	(24)	37,326	33,290	4,036
Less amounts capitalized to oil and gas properties	(5,358)	(5,742)	384	(17,322)	(17,028)	(294)
Stock compensation expense	$6,797	$6,437	$360	$20,004	$16,262	$3,742

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  The increase in total stock compensation cost in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to awards granted either during or subsequent to the nine months ended September 30, 2018, partially offset by awards vesting either prior to or during the nine months ended September 30, 2019.

(Gain) Loss on Derivative Instruments, Net

The following table presents the components of (Gain) loss on derivative instruments, net for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
(Gain) Loss on Derivative Instruments, Net (in thousands)	2019	2018		2019	2018
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$5,818	$6,378	$(560)	$(10,398)	$9,155	$(19,553)
Oil contracts	(42,857)	47,129	(89,986)	45,229	41,973	3,256
	(37,039)	53,507	(90,546)	34,831	51,128	(16,297)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(17,554)	(3,462)	(14,092)	(34,966)	(18,499)	(16,467)
Oil contracts	15,858	3,961	11,897	36,084	38,917	(2,833)
	(1,696)	499	(2,195)	1,118	20,418	(19,300)
(Gain) loss on derivative instruments, net	$(38,735)	$54,006	$(92,741)	$35,949	$71,546	$(35,597)

Other Operating Expense, Net

Other operating expense, net during the nine months ended September 30, 2019 included $8.4 million in acquisition-related costs incurred to effect the Resolute acquisition. These costs consisted primarily of advisory, legal, and other professional and consulting fees. Other operating expense, net for each of the quarters ended September 30, 2019 and 2018 included $10.0 million of litigation settlements. Other operating expense, net for the nine months ended September 30, 2019 and 2018 included litigation settlements of $10.0 million and $14.9 million, respectively.

Other Income and Expense

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
Other Income and Expense (in thousands)	2019	2018		2019	2018
Interest expense	$24,586	$17,159	$7,427	$69,665	$50,837	$18,828
Capitalized interest	(16,264)	(5,457)	(10,807)	(41,811)	(15,117)	(26,694)
Loss on early extinguishment of debt	—	—	—	4,250	—	4,250
Other, net	(139)	(7,544)	7,405	(4,547)	(14,716)	10,169
	$8,183	$4,158	$4,025	$27,557	$21,004	$6,553

The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is interest expense on our Credit Facility borrowings, the amortization of debt issuance costs and discounts, and miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt. The increase in interest expense in the 2019 periods as compared to the 2018 periods is primarily due to (i) the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum, (ii) borrowings on our Credit Facility in 2019 to help fund the Resolute acquisition and thereafter to meet cash requirements as needed (we did not borrow on our Credit Facility in 2018), and (iii) interest expense on our finance lease. The $4.3 million loss on early extinguishment of debt incurred during the nine months ended September 30, 2019 was associated with the $600 million of 8.5% senior notes we acquired with Resolute and elected to immediately repay. The maturity date of the Resolute notes was May 1, 2020.

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets. Capitalized interest will fluctuate based on the rates applicable to borrowings outstanding during the period and the amount of costs subject to interest capitalization. The amount of costs subject to interest capitalization was higher in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, primarily due to the Resolute acquisition. Included in the preliminary purchase price allocation of the Resolute acquisition was non-producing leasehold costs of $1.02 billion.

Components of Other, net consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax Expense

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended September 30,		Variance Between 2019 / 2018	Nine Months Ended September 30,		Variance Between 2019 / 2018
Income Tax Expense (in thousands)	2019	2018		2019	2018
Current tax expense	$—	$1,100	$(1,100)	$—	$383	$(383)
Deferred tax expense	15,079	43,083	(28,004)	57,198	142,815	(85,617)
	$15,079	$44,183	$(29,104)	$57,198	$143,198	$(86,000)

Combined federal and state effective income tax rate	27.1%	22.9%		24.5%	23.1%

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

We address volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. Based on current economic conditions, our 2019 exploration and development (“E&D”) expenditures are projected to range from $1.30 billion to $1.40 billion. Investments in gathering, processing, and other infrastructure are projected to be approximately $70 million for 2019. See Capital Expenditures below for information regarding our E&D activities for the three and nine months ended September 30, 2019 and 2018.

We periodically use derivative instruments to mitigate volatility in commodity prices. At September 30, 2019, we had derivative contracts covering a portion of our 2019 - 2021 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

Cash and cash equivalents at September 30, 2019 were $23.9 million. At September 30, 2019, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At September 30, 2019, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $1.248 billion. See Long-term Debt below for more information regarding our debt.

Our debt to total capitalization ratio at September 30, 2019 was 35%, up from 31% at December 31, 2018. This ratio is calculated by dividing the sum of (i) the principal amount of long-term debt and (ii) redeemable preferred stock by the sum of (i) the principal amount of long-term debt, (ii) redeemable preferred stock, and (iii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet. Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.

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

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$984,157	$1,157,813
Net cash used by investing activities	$(1,314,450)	$(652,164)
Net cash used by financing activities	$(446,488)	$(42,237)

Net cash provided by operating activities for the nine months ended September 30, 2019 was $984.2 million, down $173.7 million, or 15%, from $1.16 billion for the nine months ended September 30, 2018. The $173.7 million decrease resulted primarily from an increased investment in working capital, primarily related to the repayment of liabilities assumed from Resolute, and increased operating expenses in 2019 as compared to 2018. Partially offsetting this decrease in operating cash flows was a decrease in cash outflows for settlements of derivative instruments. Despite increased production volumes, revenue remained flat between the two periods due to decreased pricing and, therefore, did not offset the increased cash outflows for operating expenses. See RESULTS OF OPERATIONS above for more information regarding the changes in revenue and operating expenses.

Net cash used by investing activities for the nine months ended September 30, 2019 and 2018 was $1.31 billion and $652.2 million, respectively. The majority of our cash flows used by investing activities are for E&D expenditures, which totaled $1.00 billion and $1.15 billion for the nine months ended September 30, 2019 and 2018, respectively. Net cash used by investing activities in the nine months ended September 30, 2019 included the $325.7 million cash portion of the consideration paid for the Resolute acquisition, net of the $41.2 million in cash acquired with Resolute. Net cash used by investment activities in the nine months ended September 30, 2018 included $534.6 million in proceeds from the sale of oil and gas properties principally located in Ward County, Texas in August 2018. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of miscellaneous asset sales, including non-core oil and gas properties.

Net cash used by financing activities was $446.5 million and $42.2 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par for proceeds of $499.3 million, paying $4.6 million in underwriting fees and financing costs. Additionally, we borrowed and repaid an aggregate of $1.74 billion on our credit facility during the nine months ended September 30, 2019 to assist in funding the Resolute acquisition and thereafter to meet cash requirements as needed. In connection with the acquisition of Resolute, we assumed $870.0 million in principal amount of long-term debt that we immediately repaid, incurring a redemption fee of $4.3 million. During the nine months ended September 30, 2019, we amended our credit facility, paying $3.0 million in financing costs. We had no long-term debt-related financing cash flows during the nine months ended September 30, 2018. Net cash used by financing activities during both periods included: (i) the payment of dividends, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) the receipt of proceeds from exercises of stock options. During the nine months ended September 30, 2019, we paid one $0.18 per common share dividend, two $0.20 per common share dividends, and two $20.31 per preferred share dividends, totaling $60.1 million. During the nine months ended September 30, 2018, we paid one $0.08 per common share dividend and two $0.16 per common share dividends, totaling $38.0 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities and property sales, net of applicable purchase price adjustments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019		2018	2019	2018
Acquisitions:
Proved	$2,373		$—	$696,173	$62
Unproved	(30,314)	(1)	10,015	1,021,468	12,251
	(27,941)		10,015	1,717,641	12,313
Exploration and development:
Land and seismic	18,377		55,603	42,456	76,027
Exploration and development	278,083		445,429	947,002	1,113,898
	296,460		501,032	989,458	1,189,925
Property sales:
Proved	(9,286)		(527,650)	(27,314)	(557,191)
Unproved	(81)		(12,022)	(9,835)	(17,323)
	(9,367)		(539,672)	(37,149)	(574,514)
	$259,152		$(28,625)	$2,669,950	$627,724
________________________________________

(1)	Amount represents an adjustment made to the Resolute preliminary purchase price allocation upon finalization of the quantity of acres acquired.

Amounts in the table above are presented on an accrual basis. The Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The fair value of the proved and unproved properties recorded in the preliminary purchase price allocation for this acquisition was $692.6 million and $1.02 billion, respectively.

Our 2019 E&D capital investment is projected to range from $1.30 billion to $1.40 billion, with the majority expected to be invested in the Permian Basin. As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success. We have the flexibility to adjust our capital expenditures based upon market conditions.

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

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross wells
Permian Basin	44	33	100	82
Mid-Continent	52	82	144	176
	96	115	244	258
Net wells
Permian Basin	16	24	53	46
Mid-Continent	5	20	16	36
	21	44	69	82

As of September 30, 2019, we had 10 gross (7 net) wells in the process of being drilled, all in the Permian Basin. As of September 30, 2019, we had 79 gross (34 net) wells waiting on completion: 43 gross (32 net) in the Permian Basin and 36 gross (2 net) in the Mid-Continent region. As of September 30, 2019, we had 8 operated rigs running, all in the Permian Basin.

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

Long-term Debt

Long-term debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discount (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,758)	$746,242	$750,000	$(4,439)	$745,561
3.90% Notes due 2027	750,000	(6,471)	743,529	750,000	(7,007)	742,993
4.375% Notes due 2029	500,000	(5,037)	494,963	—	—	—
	$2,000,000	$(15,266)	$1,984,734	$1,500,000	$(11,446)	$1,488,554
________________________________________

(1)
At September 30, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.0 million and $1.5 million, respectively. At December 31, 2018, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $5.4 million and $1.6 million, respectively. At September 30, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.4 million and $0.7 million, respectively. The 4.375% Notes due 2024 were issued at par.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). Among other things, the amended and restated credit facility increased the aggregate commitments to $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and extended the maturity date to February 5, 2024. As of September 30, 2019, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three and nine months ended September 30, 2019, we borrowed and repaid an aggregate of $529.0 million and $1.74 billion, respectively, on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of September 30, 2019, we were in compliance with all of the financial covenants.

At September 30, 2019 and December 31, 2018, we had $4.3 million and $2.2 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in Other assets on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility. We incurred $3.0 million in additional debt issuance costs in amending our Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment made on September 15, 2019.  We used the net proceeds to repay borrowings under our Credit Facility. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of September 30, 2019.

Working Capital Analysis

Our working capital fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and E&D activities, changes in our oil and gas well equipment and supplies, and changes in the fair value of our derivative instruments.

At September 30, 2019, we had a working capital deficit of $240.1 million, a decrease of $955.6 million or 134% from a working capital surplus of $715.4 million at December 31, 2018. Our working capital decreased primarily due to the decrease in Cash and cash equivalents of $776.8 million, which was a result of our acquisition of Resolute and subsequent repayment of Resolute’s long-term debt. See Note 13 to the Condensed Consolidated Financial Statements for more information regarding the acquisition. In addition to the decrease in cash, other significant changes to working capital consisted primarily of the following:

•	Our net current asset derivative instrument position decreased by $49.9 million.

•
The adoption of Topic 842 increased our current liabilities by $74.3 million, representing estimated lease liabilities, primarily for office space, well-head compressors, pipeline compressors, and artificial lift mechanisms. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding our lease liabilities and the adoption of Topic 842.

•	Operations-related accounts payable and accrued liabilities increased by $30.3 million.

•	Accounts receivable decreased by $28.9 million.

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

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In August 2019, our Board of Directors declared a cash dividend of $0.20 per common share, totaling $20.4 million, which is payable on or before November 29, 2019 to stockholders of record on November 15, 2019. In March 2019, in conjunction with the Resolute acquisition, we issued 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share. In August 2019, our Board of Directors declared a cash dividend of $20.31 per preferred share, totaling $1.3 million. The dividend was paid in October to preferred stockholders of record on October 1, 2019. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding our stock and Note 13 to the Condensed Consolidated Financial Statements for further information regarding the Resolute acquisition.

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2019, our material off-balance sheet arrangements consisted of operating lease agreements with lease terms at commencement of 12 months or less. As an accounting policy, we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.
Contractual Obligations and Material Commitments

At September 30, 2019, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	10/1/19 - 9/30/20	10/1/20 - 9/30/22		10/1/22 - 9/30/24		10/1/24 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$750,000		$1,250,000
Long-term debt—interest (1)	605,936	81,868	167,875		167,875		188,318
Operating leases (2)	96,245	25,779	34,672		23,215		12,579
Unconditional purchase obligations (3)	92,742	23,223	24,693		19,215		25,611
Derivative liabilities	25,386	24,983	403		—		—
Asset retirement obligation (4)	175,772	18,341	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	42,506	1,554	5,841		2,896		32,215
	$3,038,587	$175,748	$233,484		$963,201		$1,508,723
________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of September 30, 2019 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of September 30, 2019. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)
Operating leases include the estimated remaining contractual payments under lease agreements as of September 30, 2019. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)
Of the total unconditional purchase obligations, $24.2 million represents obligations for the purchase of sand for well completions and $68.2 million represents obligations for firm transportation agreements for gas and oil pipeline capacity.

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

At September 30, 2019, we had estimated commitments of approximately: (i) $311.4 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $9.1 million to finish gathering system construction in progress.

At September 30, 2019, we had firm sales contracts to deliver approximately 723.7 Bcf of gas over the next 11.8 years. If we do not deliver this gas, our estimated financial commitment, calculated using October 2019 index prices, would be approximately $1.23 billion. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 9.3 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2019, would be approximately $641.6 million. However, we believe no financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, the estimated maximum amount that would be payable under these commitments, calculated as of September 30, 2019, would be approximately $151.9 million. Of this total, we have accrued a liability of $4.5 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points. This accrual is reflected in the table above in Other long-term liabilities.

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

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended September 30, 2019, our total production revenue was comprised of approximately 76% oil sales, 10% gas sales, and 14% NGL sales. For the nine months ended September 30, 2019, our total production revenue was comprised of approximately 71% oil sales, 12% gas sales, and 17% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the periods indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(in thousands)
Oil	± $1.00	per barrel	± $8,255	± $22,995
Gas	± $0.10	per Mcf	± $6,606	± $18,417
NGL	± $1.00	per barrel	± $7,148	± $21,027
			± $22,009	± $62,439

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At September 30, 2019, we had oil and gas derivatives covering a portion of our 2019 - 2021 production, which were recorded as current and non-current assets and liabilities. At September 30, 2019, our oil and gas derivatives had a gross asset fair value of $55.1 million and a gross liability fair value of $25.4 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how hypothetical changes in the forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of September 30, 2019.

		Impact on Fair Value
	Change in Forward Price	September 30, 2019
		(in thousands)
Oil	-$1.00	$6,660
Oil	+$1.00	$(6,610)
Gas	-$0.10	$4,712
Gas	+$0.10	$(4,592)

Interest Rate Risk

At September 30, 2019, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations to test our oil and gas properties for possible impairment. At September 30, 2019, we incurred a ceiling test impairment of our oil and gas properties of $108.9 million. We expect to incur another ceiling test impairment at December 31, 2019 and, if commodity pricing conditions stay at current levels or decline further, we may incur further ceiling test impairments in future quarters. Because the ceiling calculation uses trailing twelve-month average commodity prices, the effect of declining prices is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

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
10.4
Form of Notice of Grant of Restricted Stock and Award Agreement (filed on August 5, 2019 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (Commission File No. 001-31446) and incorporated herein by reference).

10.5
Form of Notice of Grant of Nonqualified Stock Option and Award Agreement (filed on August 5, 2019 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (Commission File No. 001-31446) and incorporated herein by reference).

10.6
Director Emeritus Agreement dated September 30, 2019 between Cimarex Energy Co. and Michael J. Sullivan (filed on September 23, 2019 as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-31446) and incorporated herein by reference).

31.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Thomas E. Jorden, Chief Executive Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of G. Mark Burford, Chief Financial Officer of Cimarex Energy Co., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2019

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)