Form 10-Q
period 2020-03-31
CIMAREX ENERGY CO
filed 2020-05-11
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended	March 31, 2020
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
  Yes ☐  No ☒

The number of shares of Cimarex Energy Co. common stock outstanding as of April 30, 2020 was 102,100,718.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide projections of our 2020 capital expenditures. All statements, other than statements of historical facts, that address activities, events, outcomes, and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and our Form 10-K for the year ended December 31, 2019. Forward-looking statements include statements with respect to, among other things:

•
Fluctuations in the price we receive for our oil, gas, and NGL production, including local market price differentials, which may be exacerbated by the demand destruction resulting from the highly transmissible and pathogenic coronavirus known as severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) that causes the disease known as COVID-19;

•	Cash flow and anticipated liquidity;

•	Disruptions to the availability of workers and contractors due to illness and stay at home orders related to the COVID-19 pandemic;

•
The availability of gathering, pipeline, refining, transportation and other midstream and downstream activities and our ability to sell oil, gas, and NGLs, which may be negatively impacted by the COVID-19 pandemic and risks and lead to a lack of any available markets;

•	Availability of supply chains and critical equipment and supplies, which may be negatively impacted by the COVID-19 pandemic and other risks;

•	Operating costs and other expenses;

•	The effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting;

•	Declines in the SEC PV10 value of our oil and gas properties resulting in full cost ceiling test impairments to the carrying values of our oil and gas properties;

•	Impairments of goodwill;

•	Our continuing compliance with the financial covenant contained in our amended and restated credit agreement;

•	The requirement to establish valuation allowances against our net deferred tax assets;

•	Our hedging activities and the viability of our hedging counterparties, many of whom have been negatively impacted by the COVID-19 pandemic;

•	Availability of financing and access to capital markets;

•	Higher than expected costs and expenses, including the availability and cost of services and materials;

•	Timing and amount of future production of oil, gas, and NGLs;

•
Reductions in the quantity of oil, gas, and NGLs sold and prices received because of decreased demand and/or curtailments in production relating to mechanical, transportation, storage, capacity, marketing, weather, the COVID-19 pandemic, or other problems;

•	Potential payments for failing to meet minimum oil, gas, and NGL delivery or sales commitments;

•	Estimates of proved reserves, exploitation potential, or exploration prospect size;

•	Our ability to successfully integrate the business acquired from Resolute Energy Corporation (“Resolute”);

•	Unknown liabilities related to Resolute;

•	Amount, nature, and timing of capital expenditures;

•	Administrative, legislative, and regulatory changes;

•
Operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated;

•	Exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties;

•	Drilling of wells;

•	Increased financing costs due to a significant increase in interest rates;

•	Proving up undeveloped acreage;

•	Compliance with environmental and other regulations;

•	Costs and availability of third party facilities for gathering, processing, refining, and transportation;

•	Risks associated with concentration of operations in one major geographic area;

•	Environmental liabilities;

•	The ability to receive drilling and other permits and rights-of-way in a timely manner;

•	Development drilling and testing results;

•	The potential for production decline rates to be greater than expected;

•	Performance of acquired properties and newly drilled wells;

•	Regulatory approvals, including regulatory restrictions on state and federal lands;

•	Legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions, and disposal of produced water;

•	Unexpected future capital expenditures;

•	Economic and competitive conditions;

•	The availability and cost of capital;

•	The ability to obtain industry partners to jointly explore certain prospects, and the willingness and ability of those partners to meet capital obligations when requested;

•	Changes in estimates of proved reserves;

•	Derivative and hedging activities;

•	The success of the company’s risk management activities;

•	Title to properties;

•	Litigation;

•	The ability to complete property sales or other transactions; and

•	Other factors discussed in the company’s reports filed with the Securities and Exchange Commission (“SEC”).

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production, and sale of oil, gas, and NGLs.

These risks include, but are not limited to, commodity price volatility, demand, capacity, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production, production type curves, well spacing, timing of development expenditures, and other risks described herein. Many of these risks can be exacerbated by epidemics and pandemics including the current COVID-19 pandemic.

Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of such data by our engineers. As a result, estimates made by different engineers often vary from one another. In addition, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the timing of future production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered.

Risk factors related to acquisitions, including our acquisition of Resolute, include, among others: the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the transaction or it may take longer than expected to achieve those synergies or benefits, and other important factors, such as expenses related to integration, that could cause actual results to differ materially from those projected.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2019 cause our underlying assumptions to be incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, express or implied, included in this Form 10-Q and attributable to Cimarex are qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Cimarex or persons acting on its behalf may issue. Cimarex does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-Q with the SEC, except as required by law.

PART I
ITEM 1. Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$88,706	$94,722
Accounts receivable, net of allowance:
Trade	138,929	57,879
Oil and gas sales	187,403	384,707
Gas gathering, processing, and marketing	3,645	5,998
Oil and gas well equipment and supplies	45,108	47,893
Derivative instruments	200,537	17,944
Prepaid expenses	9,985	10,759
Other current assets	2,278	1,584
Total current assets	676,591	621,486
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	20,894,962	20,678,334
Unproved properties and properties under development, not being amortized	1,297,493	1,255,908
	22,192,455	21,934,242
Less—accumulated depreciation, depletion, amortization, and impairment	(17,255,321)	(16,723,544)
Net oil and gas properties	4,937,134	5,210,698
Fixed assets, net of accumulated depreciation of $406,388 and $389,458, respectively	527,652	519,291
Goodwill	—	716,865
Derivative instruments	7,121	580
Other assets	69,848	71,109
	$6,218,346	$7,140,029
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$48,313	$36,280
Gas gathering, processing, and marketing	8,187	12,740
Accrued liabilities:
Exploration and development	94,538	112,228
Taxes other than income	28,349	54,446
Other	237,903	252,304
Derivative instruments	6,772	16,681
Revenue payable	135,079	207,939
Operating leases	65,958	66,003
Total current liabilities	625,099	758,621
Long-term debt principal	2,000,000	2,000,000
Less—unamortized debt issuance costs and discounts	(14,242)	(14,754)
Long-term debt, net	1,985,758	1,985,246
Deferred income taxes	322,067	338,424
Asset retirement obligation	157,393	154,045
Derivative instruments	16,235	1,018
Operating leases	182,590	184,172
Other liabilities	58,084	60,742
Total liabilities	3,347,226	3,482,268
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 62,500 shares authorized and issued (Note 5)	81,620	81,620
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 102,101,878 and 102,144,577 shares issued, respectively	1,021	1,021
Additional paid-in capital	3,254,760	3,243,325
(Accumulated deficit) retained earnings	(466,281)	331,795
Total stockholders’ equity	2,789,500	3,576,141
	$6,218,346	$7,140,029

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil sales	$360,980	$349,306
Gas and NGL sales	98,481	217,915
Gas gathering and other	13,583	10,262
Gas marketing	(214)	(526)
	472,830	576,957
Costs and expenses:
Impairment of oil and gas properties	333,651	—
Depreciation, depletion, and amortization	215,086	190,417
Asset retirement obligation	4,724	2,049
Impairment of goodwill	714,447	—
Production	87,236	78,404
Transportation, processing, and other operating	54,922	59,575
Gas gathering and other	8,298	5,182
Taxes other than income	30,961	33,694
General and administrative	25,509	29,084
Stock compensation	6,394	6,713
(Gain) loss on derivative instruments, net	(226,940)	115,452
Other operating expense, net	251	8,326
	1,254,539	528,896
Operating (loss) income	(781,709)	48,061
Other (income) and expense:
Interest expense	23,181	20,405
Capitalized interest	(13,182)	(8,742)
Loss on early extinguishment of debt	—	4,250
Other, net	(871)	(2,241)
(Loss) income before income tax	(790,837)	34,389
Income tax (benefit) expense	(16,555)	8,073
Net (loss) income	$(774,282)	$26,316

Earnings (loss) per share to common stockholders:
Basic	$(7.77)	$0.26
Diluted	$(7.77)	$0.26

Comprehensive (loss) income:
Net (loss) income	$(774,282)	$26,316
Other comprehensive income:
Change in fair value of investments, net of tax of $0 and $339, respectively	—	1,149
Total comprehensive (loss) income	$(774,282)	$27,465

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(774,282)	$26,316
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of oil and gas properties	333,651	—
Depreciation, depletion, and amortization	215,086	190,417
Asset retirement obligation	4,724	2,049
Impairment of goodwill	714,447	—
Deferred income taxes	(16,357)	8,073
Stock compensation	6,394	6,713
(Gain) loss on derivative instruments, net	(226,940)	115,452
Settlements on derivative instruments	43,114	(9,051)
Loss on early extinguishment of debt	—	4,250
Amortization of debt issuance costs and discounts	784	719
Changes in non-current assets and liabilities	2,410	2,148
Other, net	3,390	3,976
Changes in operating assets and liabilities:
Accounts receivable	119,605	33,976
Other current assets	(24)	350
Accounts payable and other current liabilities	(117,211)	(135,297)
Net cash provided by operating activities	308,791	250,091
Cash flows from investing activities:
Acquisition of Resolute Energy, net of cash acquired (Note 13)	—	(284,441)
Oil and gas capital expenditures	(266,070)	(332,742)
Other capital expenditures	(26,425)	(17,828)
Sales of oil and gas assets	830	5,000
Sales of other assets	181	200
Net cash used by investing activities	(291,484)	(629,811)
Cash flows from financing activities:
Borrowings of long-term debt	101,000	1,182,310
Repayments of long-term debt	(101,000)	(1,553,000)
Financing, underwriting, and debt redemption fees	(100)	(10,938)
Finance lease payments	(1,465)	(635)
Dividends paid	(21,593)	(17,179)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(165)	(654)
Proceeds from exercise of stock options	—	80
Net cash used by financing activities	(23,323)	(400,016)
Net change in cash and cash equivalents	(6,016)	(779,736)
Cash and cash equivalents at beginning of period	94,722	800,666
Cash and cash equivalents at end of period	$88,706	$20,930

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2019	102,145	$1,021	$3,243,325	$331,795	$3,576,141
Dividends paid on stock awards subsequently forfeited	—	—	6	23	29
Dividends declared on common stock ($0.22 per share)	—	—	—	(22,548)	(22,548)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,269)	(1,269)
Net loss	—	—	—	(774,282)	(774,282)
Common stock reacquired and retired	(12)	—	(165)	—	(165)
Restricted stock forfeited and retired	(31)	—	—	—	—
Stock-based compensation	—	—	11,594	—	11,594
Balance, March 31, 2020	102,102	$1,021	$3,254,760	$(466,281)	$2,789,500

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2018	95,756	$958	$2,785,188	$542,885	$755	$3,329,786
Dividends paid on stock awards subsequently forfeited	—	—	—	2	—	2
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,308)	—	(20,308)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,269)	—	(1,269)
Net income	—	—	—	26,316	—	26,316
Issuance of stock for Resolute Energy acquisition (Note 13)	5,652	56	412,959	—	—	413,015
Unrealized change in fair value of investments, net of tax	—	—	—	—	1,149	1,149
Issuance of restricted stock awards	11	—	—	—	—	—
Common stock reacquired and retired	(10)	—	(654)	—	—	(654)
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	3	—	80	—	—	80
Stock-based compensation	—	—	13,245	—	—	13,245
Balance, March 31, 2019	101,408	$1,014	$3,210,818	$547,626	$1,904	$3,761,362

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

1.	BASIS OF PRESENTATION

Cimarex Energy Co. (“Cimarex,” “we,” or “us”), a Delaware corporation, is an independent oil and gas exploration and production company. Our operations are mainly located in Texas, Oklahoma, and New Mexico. The accompanying unaudited financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods and as of the dates shown. The accounts of Cimarex and its subsidiaries are presented in the accompanying financial statements, with intercompany balances and transactions eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the 2020 financial statement presentation.

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

Prior Year Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 2020 financial statement presentation. These reclassifications include reclassifying certain “Gas gathering and other” expenses to “Transportation, processing, and other operating” expense and “Production” expense. These reclassifications were made to reflect an allocation of the costs incurred to operate our gas gathering facilities as a cost to transport our equity share of gas produced and operate our wells. The following table shows the reclassifications made:

	Three Months Ended March 31, 2019
(in thousands)	Prior Year Presentation	Current Year Reclassifications	Current Year Presentation
Production	$77,233	$1,171	$78,404
Transportation, processing, and other operating	$53,608	5,967	$59,575
Gas gathering and other	$12,320	(7,138)	$5,182
		$—

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

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

At March 31, 2020, we incurred a ceiling test impairment of $333.7 million.  The impairment resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We expect these conditions to continue at least through June 30, 2020 and possibly beyond and, therefore, expect to incur another ceiling test impairment at June 30, 2020.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. In performing the goodwill test, we compare the fair value of our reporting unit with its carrying amount. If the carrying amount of the reporting unit were to exceed its fair value, an impairment charge would be recognized in the amount of this excess, limited to the total amount of goodwill allocated to that reporting unit. We evaluate our goodwill for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the possibility that goodwill may be impaired. Based upon our assessment as of October 31, 2019, goodwill was not impaired. However, during the quarter ended March 31, 2020 the company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the collapse of oil prices driven by surplus supply and decreased demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand continues to have a significant impact on our investment and operating decisions. Based on these events, we concluded that a triggering event occurred, which required us to perform an interim quantitative impairment test for goodwill as of March 31, 2020. As a result of that quantitative impairment test, which utilized quoted market prices for the company’s common stock as a basis for determining fair value, we concluded that goodwill was impaired at March 31, 2020.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

The following table reflects components of the change in the carrying amount of goodwill for the three months ended March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020
Goodwill balance at January 1, 2020	$716,865
Resolute acquisition purchase price adjustments (Note 13)	(2,418)
Impairment	(714,447)
Goodwill balance at March 31, 2020	$—

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of March 31, 2020, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

Our gas is sold under various contracts. Under these contracts the gas and its components, including residue gas and NGLs, may be sold to a single purchaser or separate purchasers. Regardless of the contract, we are compensated for the value of the residue gas and NGLs at current market prices for each product. Depending on the specific contract terms, certain gathering, treating, transportation, processing, and other charges may be deducted against the prices we receive for the products. Our oil typically is sold at specific delivery points under contract terms that also are common in our industry.

Gas Gathering

When we transport and/or process third-party gas associated with our equity gas, we recognize revenue for the fees charged to third-parties for such services.

Gas Marketing

When we market and sell gas for other working interest owners, we act as agent under short-term sales and supply agreements and may earn a fee for such services. Revenues from such services are recognized as gas is delivered.

Gas Imbalances

Revenue from the sale of gas is recorded on the basis of gas actually sold by or for us. If our aggregate sales volumes for a well are greater (or less) than our proportionate share of production from the well, a liability (or receivable) is established to the extent there are insufficient proved reserves available to make-up the overproduced (or underproduced) imbalance. Imbalances have not been significant in the periods presented.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

2.	LONG-TERM DEBT

Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,316)	$746,684	$750,000	$(3,535)	$746,465
3.90% Notes due 2027	750,000	(6,105)	743,895	750,000	(6,289)	743,711
4.375% Notes due 2029	500,000	(4,821)	495,179	500,000	(4,930)	495,070
	$2,000,000	$(14,242)	$1,985,758	$2,000,000	$(14,754)	$1,985,246
________________________________________

(1)
The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At March 31, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.7 million and $1.4 million, respectively. At March 31, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.2 million and $0.6 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.8 million and $1.5 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.3 million and $0.6 million, respectively.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of March 31, 2020, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three months ended March 31, 2020, we borrowed and repaid an aggregate of $101.0 million on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of March 31, 2020, we were in compliance with all of the financial covenants.

At March 31, 2020 and December 31, 2019, we had $3.9 million and $4.0 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment made on September 15, 2019.  We used the net proceeds to repay borrowings outstanding under our Credit Facility that were used to help fund the Resolute acquisition on March 1, 2019. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2020.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

As of March 31, 2020, we have entered into oil and gas collars and oil basis swaps. We also occasionally enter into fixed price swaps. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Under our fixed price swaps, we receive the difference between the fixed price and the published index price if the published index price is below the fixed price and we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. The following tables summarize our outstanding derivative contracts as of March 31, 2020:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI (1)
Volume (Bbls)	—	2,821,000	3,588,000	3,588,000	9,997,000
Weighted Avg Price - Floor	$—	$50.43	$41.47	$41.47	$44.00
Weighted Avg Price - Ceiling	$—	$61.55	$50.32	$50.32	$53.49
2021:
WTI (1)
Volume (Bbls)	2,790,000	1,911,000	1,104,000	1,104,000	6,909,000
Weighted Avg Price - Floor	$39.27	$34.38	$29.67	$29.67	$34.85
Weighted Avg Price - Ceiling	$47.10	$41.41	$36.25	$36.25	$42.06
________________________________________

(1)	The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
PEPL (1)
Volume (MMBtu)	—	5,460,000	6,440,000	6,440,000	18,340,000
Weighted Avg Price - Floor	$—	$1.90	$1.75	$1.75	$1.79
Weighted Avg Price - Ceiling	$—	$2.28	$2.17	$2.17	$2.20
Perm EP (2)
Volume (MMBtu)	—	2,730,000	5,520,000	5,520,000	13,770,000
Weighted Avg Price - Floor	$—	$1.40	$1.33	$1.33	$1.35
Weighted Avg Price - Ceiling	$—	$1.82	$1.61	$1.61	$1.65
Waha (3)
Volume (MMBtu)	—	2,730,000	3,680,000	3,680,000	10,090,000
Weighted Avg Price - Floor	$—	$1.57	$1.28	$1.28	$1.35
Weighted Avg Price - Ceiling	$—	$1.97	$1.54	$1.54	$1.65
2021:
PEPL (1)
Volume (MMBtu)	4,500,000	3,640,000	1,840,000	1,840,000	11,820,000
Weighted Avg Price - Floor	$1.71	$1.67	$1.70	$1.70	$1.69
Weighted Avg Price - Ceiling	$2.11	$2.06	$2.12	$2.12	$2.10
Perm EP (2)
Volume (MMBtu)	3,600,000	3,640,000	1,840,000	1,840,000	10,920,000
Weighted Avg Price - Floor	$1.33	$1.33	$1.50	$1.50	$1.38
Weighted Avg Price - Ceiling	$1.58	$1.58	$1.80	$1.80	$1.66
Waha (3)
Volume (MMBtu)	3,600,000	3,640,000	1,840,000	1,840,000	10,920,000
Weighted Avg Price - Floor	$1.28	$1.28	$1.50	$1.50	$1.35
Weighted Avg Price - Ceiling	$1.54	$1.54	$1.75	$1.75	$1.61
________________________________________

(1)	The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI Midland (1)
Volume (Bbls)	—	2,366,000	2,392,000	2,392,000	7,150,000
Weighted Avg Differential (2)	$—	$0.44	$0.36	$0.36	$0.39
2021:
WTI Midland (1)
Volume (Bbls)	1,620,000	1,092,000	644,000	644,000	4,000,000
Weighted Avg Differential (2)	$0.21	$0.03	$(0.68)	$(0.68)	$(0.13)
________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

The following tables summarize our derivative contracts entered into subsequent to March 31, 2020 through May 8, 2020:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI (1)
Volume (Bbls)	—	304,000	184,000	184,000	672,000
Wtd Avg Price - Floor	$—	$28.39	$30.00	$30.00	$29.27
Wtd Avg Price - Ceiling	$—	$34.91	$40.50	$40.50	$37.97
2021:
WTI (1)
Volume (Bbls)	180,000	182,000	184,000	184,000	730,000
Wtd Avg Price - Floor	$30.00	$30.00	$30.00	$30.00	$30.00
Wtd Avg Price - Ceiling	$40.50	$40.50	$40.50	$40.50	$40.50
________________________________________

(1)	The index price for these collars is WTI as quoted on the NYMEX.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
PEPL (1)
Volume (MMBtu)	—	300,000	920,000	920,000	2,140,000
Weighted Avg Price - Floor	$—	$1.78	$1.78	$1.78	$1.78
Weighted Avg Price - Ceiling	$—	$2.18	$2.18	$2.18	$2.18
Perm EP (2)
Volume (MMBtu)	—	300,000	920,000	920,000	2,140,000
Weighted Avg Price - Floor	$—	$1.52	$1.52	$1.52	$1.52
Weighted Avg Price - Ceiling	$—	$1.80	$1.80	$1.80	$1.80
Waha (3)
Volume (MMBtu)	—	300,000	920,000	920,000	2,140,000
Weighted Avg Price - Floor	$—	$1.50	$1.50	$1.50	$1.50
Weighted Avg Price - Ceiling	$—	$1.76	$1.76	$1.76	$1.76
2021:
PEPL (1)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.78	$1.78	$1.78	$1.78	$1.78
Weighted Avg Price - Ceiling	$2.18	$2.18	$2.18	$2.18	$2.18
Perm EP (2)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.52	$1.52	$1.52	$1.52	$1.52
Weighted Avg Price - Ceiling	$1.80	$1.80	$1.80	$1.80	$1.80
Waha (3)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.50	$1.50	$1.50	$1.50	$1.50
Weighted Avg Price - Ceiling	$1.76	$1.76	$1.76	$1.76	$1.76
________________________________________

(1)	The index price for these collars is PEPL as quoted in Platt’s Inside FERC.

(2)	The index price for these collars is Perm EP as quoted in Platt’s Inside FERC.

(3)	The index price for these collars is Waha as quoted in Platt’s Inside FERC.

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI Midland (1)
Volume (Bbls)	—	150,000	552,000	552,000	1,254,000
Weighted Avg Differential (2)	$—	$(0.59)	$(0.62)	$(0.62)	$(0.61)
2021:
WTI Midland (1)
Volume (Bbls)	540,000	546,000	552,000	552,000	2,190,000
Weighted Avg Differential (2)	$(0.62)	$(0.62)	$(0.62)	$(0.62)	$(0.62)

________________________________________

(1)	The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

(2)	The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Oil Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI (1)
Volume (Bbls)	—	427,000	—	—	427,000
Weighted Avg Price	$—	$20.73	$—	$—	$20.73
________________________________________

(1)	The fixed price on these swaps is NYMEX WTI.

Derivative Gains and Losses

Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments. We have elected not to designate our derivatives as hedging instruments for accounting purposes and, therefore, we do not apply hedge accounting treatment to our derivative instruments. Consequently, changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating costs and expenses as either a net gain or loss on derivative instruments. Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows. The following table presents the components of “(Gain) loss on derivative instruments, net” for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$12,493	$(9,846)
Oil contracts	(196,319)	116,247
	(183,826)	106,401
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(11,719)	3,764
Oil contracts	(31,395)	5,287
	(43,114)	9,051
(Gain) loss on derivative instruments, net	$(226,940)	$115,452

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Derivative Fair Value

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of March 31, 2020 and December 31, 2019, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		March 31, 2020
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$189,689	$—
Gas contracts	Current assets — Derivative instruments	10,848	—
Oil contracts	Non-current assets — Derivative instruments	7,121	—
Oil contracts	Current liabilities — Derivative instruments	—	2,963
Gas contracts	Current liabilities — Derivative instruments	—	3,809
Oil contracts	Non-current liabilities — Derivative instruments	—	12,829
Gas contracts	Non-current liabilities — Derivative instruments	—	3,406
Total gross amounts presented in the balance sheet		207,658	23,007
Less: gross amounts not offset in the balance sheet		(23,007)	(23,007)
Net amount		$184,651	$—

		December 31, 2019
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$1,624	$—
Gas contracts	Current assets — Derivative instruments	16,320	—
Oil contracts	Non-current assets — Derivative instruments	580	—
Oil contracts	Current liabilities — Derivative instruments	—	16,681
Oil contracts	Non-current liabilities — Derivative instruments	—	824
Gas contracts	Non-current liabilities — Derivative instruments	—	194
Total gross amounts presented in the balance sheet		18,524	17,699
Less: gross amounts not offset in the balance sheet		(9,865)	(9,865)
Net amount		$8,659	$7,834

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

The following table provides fair value measurement information for certain assets and liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(591,075)	$(750,000)	$(792,225)
3.90% Notes due 2027	$(750,000)	$(502,200)	$(750,000)	$(778,050)
4.375% Notes due 2029	$(500,000)	$(334,800)	$(500,000)	$(530,400)
Derivative instruments — assets	$207,658	$207,658	$18,524	$18,524
Derivative instruments — liabilities	$(23,007)	$(23,007)	$(17,699)	$(17,699)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at March 31, 2020 are accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $71.7 million. Included in “Accrued liabilities — Other” at December 31, 2019 are: (i) accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $74.7 million and (ii) accrued general and administrative costs, primarily payroll-related, of approximately $43.3 million.

Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry. We conduct credit analyses prior to making any sales to new customers or increasing credit for existing customers and may require parent company guarantees, letters of credit, or prepayments when deemed necessary. Pursuant to the operating agreements we have with the co-owners of our operated properties, we have the right to realize amounts due to us from the co-owners by netting the co-owners’ production revenues from those properties.

We routinely assess the recoverability of all material accounts receivable and accrue a reserve to the allowance for doubtful accounts based on our estimation of expected losses over the life of the receivables. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $3.8 million and $3.6 million, respectively.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

5.	CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At March 31, 2020, there were 102.1 million shares of common stock outstanding and 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock outstanding (the “Convertible Preferred Stock”). Holders of the Convertible Preferred Stock are entitled to receive, when, as, and if declared by the Board, cumulative cash dividends at an annual rate of 8.125% of each share’s liquidation preference of $1,000. In the event of any liquidation, winding up, or dissolution of Cimarex, each holder will be entitled to receive in respect of its shares, up to each share’s liquidation preference, with the total liquidation preference being $62.5 million in the aggregate, after satisfaction of liabilities and any senior stock (of which there is currently none) and before any payment or distribution to holders of junior stock (including common stock). Each holder has the right at any time, at its option, to convert any or all of such holder’s shares of Convertible Preferred Stock into a certain number of shares of Cimarex common stock based on a conversion rate that adjusts upon the occurrence of certain events, including the payment of cash dividends to common shareholders, plus $471.40 in cash per share of Convertible Preferred Stock. The March 31, 2020 conversion rate was 8.17712 shares of common stock for each share of Convertible Preferred Stock. As a result of the cash component included in the redemption feature of the Convertible Preferred Stock conversion option, with such conversion not solely within our control, the instruments are classified as Redeemable preferred stock in temporary equity on the Condensed Consolidated Balance Sheets.

Dividends

Common Stock

In February 2020, our Board of Directors declared a cash dividend of $0.22 per share of common stock. The dividend is payable on or before June 1, 2020 to stockholders of record on May 15, 2020. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $22.5 million dividend declared during the first quarter 2020 was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at March 31, 2020. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In February 2020, our Board of Directors declared a cash dividend of $20.3125 per share of Convertible Preferred Stock. The dividend was paid in April to stockholders of record on April 1, 2020. This $1.3 million dividend was recorded as a reduction of retained earnings and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at March 31, 2020.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

6.	STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Restricted stock awards:
Performance stock awards	$4,060	$5,394
Service-based stock awards	7,377	7,231
	11,437	12,625
Stock option awards	498	622
Total stock compensation cost	11,935	13,247
Less amounts capitalized to oil and gas properties	(5,541)	(6,534)
Stock compensation expense	$6,394	$6,713

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.  Our accounting policy is to account for forfeitures in compensation cost when they occur.

7.	ASSET RETIREMENT OBLIGATIONS

We recognize the present value of the fair value of liabilities for retirement obligations associated with tangible long-lived assets in the period in which there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This liability includes costs related to the plugging and abandonment of wells, the removal of facilities and equipment, and site restorations. Subsequent to initial measurement, the asset retirement liability is accreted each period. If there is a change in the estimated cost or timing of retirement, a revision is recorded to both the asset retirement obligation and the capitalized asset retirement cost. Capitalized costs are included as a component of the depreciation and depletion calculations.

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020
Asset retirement obligation at January 1, 2020	$181,869
Liabilities incurred	1,080
Liability settlements and disposals	(7,440)
Accretion expense	1,925
Revisions of estimated liabilities	2,800
Asset retirement obligation at March 31, 2020	180,234
Less current obligation	(22,841)
Long-term asset retirement obligation	$157,393

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

8.	EARNINGS (LOSS) PER SHARE

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended March 31,
	2020			2019
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net (loss) income	$(774,282)			$26,316
Less: dividends and net income attributable to participating securities (1)	(550)			(445)
Less: preferred stock dividends	(1,269)			(1,269)
Basic (loss) earnings per share
(Loss) income available to common stockholders	(776,101)	99,842	$(7.77)	24,602	95,922	$0.26
Effects of dilutive securities
Options (2)	—	—		—	10
Diluted (loss) earnings per share
(Loss) income available to common stockholders and assumed conversions	$(776,101)	99,842	$(7.77)	$24,602	95,932	$0.26
________________________________________

(1)	Participating securities do not have a contractual obligation to share in the losses of the entity, therefore, net losses are not attributable to participating securities.

(2)
Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings (loss) per share. Excluded from the calculation for the three months ended March 31, 2020 were 474.5 thousand potential common shares from the assumed exercise of employee stock options, 511.1 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock, and 8.8 thousand potential common shares from the assumed vesting of incremental shares of unvested restricted stock awards. Excluded from the calculation for the three months ended March 31, 2019 were 388.6 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

9.	INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Current tax benefit	$(198)	$—
Deferred tax (benefit) expense	(16,357)	8,073
	$(16,555)	$8,073

Combined federal and state effective income tax rate	2.1%	23.5%

At December 31, 2019, we had a U.S. net tax operating loss carryforward of approximately $1.93 billion, which will expire in tax years 2032 through 2039. We believe that the carryforward will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $3.9 million at December 31, 2019.

On March 1, 2019, we completed the acquisition of Resolute. For federal income tax purposes, the acquisition was a tax-free merger whereby Cimarex acquired carryover tax basis in Resolute’s tax assets and liabilities. As of December 31, 2019, we recorded a net deferred tax liability of $31.1 million to reflect the difference between the fair value of Resolute’s assets and liabilities recorded in the acquisition and the income tax basis of the assets and liabilities assumed. As of March 31, 2020, no adjustments have been made to the net deferred tax liability reported at December 31, 2019. See Note 13 for more information regarding the purchase price allocation. The net deferred tax liability includes certain deferred tax assets net of valuation allowances. The acquired tax attributes include federal net operating loss, capital loss, and enhanced oil recovery tax credit carryforwards. The carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

At March 31, 2020, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2015 through 2018.

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. The combined federal and state effective income tax rate for the three months ended March 31, 2020 is impacted by the tax effects of the impairment of the non-deductible goodwill recorded as a discrete item during the quarter. As such, we believe our effective tax rate will be higher in subsequent periods.

10.	COMMITMENTS AND CONTINGENCIES

At March 31, 2020, we had estimated commitments of approximately: (i) $239.2 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $14.4 million to finish gathering system and water facilities construction in progress.

At March 31, 2020, we had firm sales contracts to deliver approximately 558.5 Bcf of gas over the next 11.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using April 2020 index prices, would be approximately $519.6 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

In connection with gas gathering and processing agreements, we have volume commitments over the next 8.8 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2020, would be approximately $691.1 million.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas or oil, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2020, would be approximately $111.4 million. Of this total, we have accrued a liability of $4.4 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At March 31, 2020, we have various firm transportation agreements for gas and oil pipeline capacity with end dates ranging from 2021 - 2028 under which we will have to pay an estimated $66.5 million over the remaining terms of the agreements.

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

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid during the period for:
Interest (net of capitalized amounts of $7,328 and $740, respectively) (1)	$5,559	$18,588
Income taxes	$—	$6
Cash received for income tax refunds	$204	$1

________________________________________

(1)	The three months ended March 31, 2019 includes $17.6 million in interest paid upon the redemption of Resolute’s senior notes and credit facility on March 1, 2019.

12.	RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $15.6 million and $24.5 million related to these services during the three months ended March 31, 2020 and 2019, respectively. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

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

Purchase Price Allocation

The Resolute acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the Resolute purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill. The table also presents the adjustments made to the purchase price allocation during the 12-month period following the acquisition date. The purchase price allocation was finalized during the three months ended March 31, 2020. The most significant adjustment was made to reduce the fair value of the unproved oil and gas properties acquired by $30.3 million based on the finalization of the quantity of acres acquired. The tax effect of this adjustment reduced the related deferred income taxes by $6.9 million. The completion of the final Resolute tax returns provided the underlying tax basis of Resolute’s assets and liabilities and net operating losses and resulted in a reduction of the deferred tax liability of $24.4 million. The remaining adjustments were related to finalization of working capital balances. The offset to all of the adjustments was goodwill.

The following table sets forth the purchase price allocation:

(in thousands)	March 1, 2019	Adjustments	March 1, 2020
Cash	$41,236	$—	$41,236
Accounts receivable	50,739	11,521	62,260
Other current assets	13,280	(1,176)	12,104
Proved oil and gas properties	692,600	—	692,600
Unproved oil and gas properties	1,054,200	(30,314)	1,023,886
Fixed assets	5,355	(32)	5,323
Goodwill	107,341	(13,126)	94,215
Other assets	142	—	142
Current liabilities	(202,735)	1,790	(200,945)
Long-term debt	(870,000)	—	(870,000)
Deferred income taxes	(62,409)	31,337	(31,072)
Asset retirement obligation	(9,437)	—	(9,437)
Total identifiable net assets	$820,312	$—	$820,312

In connection with the acquisition, we assumed, and immediately repaid, $870.0 million principal amount of long-term debt consisting of $600.0 million of senior notes and $270.0 million of credit facility borrowings. On March 1,

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

2019, we repaid Resolute’s credit facility borrowings, delivered a notice of optional redemption of Resolute’s senior notes for an April 1, 2019 redemption date, and irrevocably deposited with a trustee the full amount of funds to repay the aggregate outstanding senior notes principal balance plus accrued and unpaid interest, incurring a $4.3 million loss on early extinguishment of debt. The cash consideration transferred and the repayment of Resolute’s long-term debt was funded using cash on hand and borrowings on our Credit Facility. We subsequently repaid the borrowings on our Credit Facility using the net proceeds from the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes.

Goodwill of $94.2 million was recognized in the purchase price allocation principally as a result of recording net deferred tax liabilities arising from the difference between the tax basis and the purchase price allocated to Resolute’s assets and liabilities, and anticipated opportunities for cost savings through administrative and operational synergies. We concluded that goodwill was impaired at March 31, 2020 (see Note 1 for more information regarding the goodwill impairment).

Acquisition-related costs incurred in the three months ended March 31, 2019 were $8.3 million. These costs, which were comprised primarily of advisory and legal fees, are included in the “Other operating expense, net” line item in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Pro Forma Financial Information

The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. The following supplemental pro forma information for the three months ended March 31, 2019 has been prepared to give effect to the Resolute acquisition as if it had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of the combined company’s proved oil and gas properties, (ii) the capitalization of interest expense, and (iii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by Cimarex of $8.3 million and transaction-related costs incurred by Resolute of $60.0 million. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Cimarex to integrate the Resolute assets. The pro forma financial data has not been adjusted to reflect any other acquisitions or dispositions made during the period presented as their results were not deemed material.

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

(in thousands, except per share information)	Three Months Ended March 31, 2019
Revenue	$630,093
Net income	$12,617
Net income per common share:
Basic	$0.11
Diluted	$0.11

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

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation (“Resolute”), an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. See Note 13 to the Condensed Consolidated Financial Statements for more information on the acquisition.

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

The current reduction in economic activity resulting from the COVID-19 pandemic has resulted in unprecedented demand destruction and inventory increases for oil and natural gas liquids. WTI oil prices dropped from an average of $57.53 per barrel in January 2020 to $30.45 per barrel in March 2020. Prices since March 2020 have fallen further. Low oil prices are expected to persist until global economic activity resumes, supply from major oil producing countries decreases, and elevated inventory levels moderate. Lower oil prices will reduce our production revenues.

In response to current low oil prices we have taken steps to reduce our capital investment plans, including releasing all but one drilling rig by mid-May and deferring completion activity. Further, as a result of evaluating the net operating income of our producing wells, we have curtailed and or shut in production in some areas. We expect to curtail approximately 20% of our oil volumes for the month of May due to weakness in anticipated realized oil prices, which will also impact associated gas and NGL production. Further curtailments in future months are expected if the weakness in anticipated realized oil prices persist.

As demonstrated in the table below, our company-wide average realized prices for the three months ended March 31, 2020 as compared to the same period in 2019 have declined for all products. In the case of oil sales, these decreases result from declining NYMEX prices, partially offset by improving differentials. In the case of gas sales, these decreases are driven by a combination of declining NYMEX prices and widening differentials on a company-wide basis.

	Three Months Ended March 31,		Variance Between 2020 / 2019
	2020	2019
Average NYMEX price
Oil — per barrel	$46.17	$54.90	(16)%
Gas — per Mcf	$1.95	$3.15	(38)%

Average realized price
Oil — per barrel	$44.18	$48.87	(10)%
Gas — per Mcf	$0.55	$1.91	(71)%
NGL — per barrel	$9.84	$16.44	(40)%

Average price differential
Oil — per barrel	$(1.99)	$(6.03)	67%
Gas — per Mcf	$(1.40)	$(1.24)	(13)%

The average price differentials that we realized in our two primary areas of operation are shown in the table below for the periods indicated.

	Average Price Differentials
	2020	2019
	First Quarter	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil
Permian Basin	$(2.00)	$(4.48)	$(2.18)	$(3.76)	$(5.80)	$(6.90)
Mid-Continent	$(2.02)	$(3.14)	$(2.05)	$(3.72)	$(4.39)	$(2.17)
Total Company	$(1.99)	$(4.26)	$(2.16)	$(3.74)	$(5.58)	$(6.03)

Gas
Permian Basin	$(1.85)	$(2.14)	$(1.67)	$(1.83)	$(3.10)	$(1.91)
Mid-Continent	$(0.57)	$(0.68)	$(0.74)	$(0.66)	$(0.86)	$(0.46)
Total Company	$(1.40)	$(1.52)	$(1.31)	$(1.35)	$(2.14)	$(1.24)

Pipeline expansion projects in the Permian Basin are expected to ease capacity constraints as they come online over the next few years, which is reflected in the current futures markets that show narrowing differentials. In addition, as a result of current market expectations for lower near-term production volumes from the basin, gas differentials have recently improved. However, if pipeline projects are delayed or canceled, production resumes or increases faster than capacity increases, the basin experiences pipeline disruptions or other constraints, higher differentials will persist or potentially worsen. Our revenue, profitability, and future growth are highly dependent on the prices we receive for our oil and gas production and can be adversely affected by realized price decreases. See RESULTS OF OPERATIONS Revenues below for further information regarding our realized commodity prices.

See RISK FACTORS in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also, see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

•	Total production volumes increased 7% to 276.6 MBOE per day.

•	Oil volumes increased 13% to 89.8 MBbls per day.

•	Gas volumes increased 9% to 694.3 MMcf per day.

•	NGL volumes decreased 3% to 71.1 MBbls per day.

•	Total production revenue decreased $107.8 million to $459.5 million.

•	Cash flow provided by operating activities increased 23% to $308.8 million.

•	Exploration and development expenditures decreased 32% to $248.7 million.

•	Net loss was $774.3 million, or $7.77 per diluted share, for the first three months of 2020, as compared to net income of $26.3 million, or $0.26 per diluted share, for the first three months of 2019.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

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

Realized prices were lower for all products during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, while production volumes for oil and gas were higher and production volumes for NGL were lower. Our acquisition of Resolute on March 1, 2019 and ongoing completion of new wells have increased our volumes. However, lower market prices, which are out of our control, have negatively impacted our realized prices and, therefore, our revenue. Our revenue decreased 19%, or $107.8 million, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The following table shows our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended March 31,		Variance Between 2020 / 2019		Price/Volume Variance
Production Revenue (in thousands)	2020	2019			Price	Volume	Total
Oil sales	$360,980	$349,306	$11,674	3%	$(38,322)	$49,996	$11,674
Gas sales	34,830	109,976	(75,146)	(68)%	(85,929)	10,783	(75,146)
NGL sales	63,651	107,939	(44,288)	(41)%	(42,702)	(1,586)	(44,288)
	$459,461	$567,221	$(107,760)	(19)%	$(166,953)	$59,193	$(107,760)

The table below presents our production volumes by region.

	Three Months Ended March 31,
Production Volumes	2020	2019
Oil (Bbls per day)
Permian Basin	79,606	64,969
Mid-Continent	9,941	14,224
Other	244	222
	89,791	79,415
Gas (MMcf per day)
Permian Basin	449.0	340.6
Mid-Continent	244.1	297.2
Other	1.2	1.3
	694.3	639.1
NGL (Bbls per day)
Permian Basin	48,932	46,273
Mid-Continent	22,110	26,630
Other	57	53
	71,099	72,956
Total (BOE per day)
Permian Basin	203,378	168,008
Mid-Continent	72,735	90,386
Other	498	488
	276,611	258,882

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the three months ended March 31, 2020, approximately 89% of our oil production was in the Permian Basin, up from approximately 82% during the three months ended March 31, 2019. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended March 31,		Variance Between 2020 / 2019
	2020	2019
Oil
Total volume — MBbls	8,171	7,147	14%
Total volume — MBbls per day	89.8	79.4	13%
Percentage of total production	32%	31%
Average realized price — per barrel	$44.18	$48.87	(10)%
Average WTI Midland price — per barrel	$47.05	$50.97	(8)%
Average WTI Cushing price — per barrel	$46.17	$54.90	(16)%

Gas
Total volume — MMcf	63,183	57,516	10%
Total volume — MMcf per day	694.3	639.1	9%
Percentage of total production	42%	41%
Average realized price — per Mcf	$0.55	$1.91	(71)%
Average Henry Hub price — per Mcf	$1.95	$3.15	(38)%

NGL
Total volume — MBbls	6,470	6,566	(1)%
Total volume — MBbls per day	71.1	73.0	(3)%
Percentage of total production	26%	28%
Average realized price — per barrel	$9.84	$16.44	(40)%

Total
Total production — MBOE	25,172	23,299	8%
Total production — MBOE per day	276.6	258.9	7%
Average realized price — per BOE	$18.25	$24.34	(25)%

Other revenues

We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects revenues from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended March 31,		Variance Between 2020 / 2019
Gas Gathering and Marketing Revenues (in thousands)	2020	2019
Gas gathering and other	$13,583	$10,262	$3,321
Gas marketing	$(214)	$(526)	$312

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

Total operating costs and expenses for the three months ended March 31, 2020 were higher by 137%, or $725.6 million, compared to the three months ended March 31, 2019.  The primary reasons for the increase were: (i) the $714.4 million impairment of goodwill incurred during the three months ended March 31, 2020 and (ii) the $333.7 million ceiling test impairment incurred during the three months ended March 31, 2020, partially offset by (iii) the $342.4 million increase in net gains on derivative instruments.

	Three Months Ended March 31,		Variance Between 2020 / 2019	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2020	2019		2020	2019
Impairment of oil and gas properties	$333,651	$—	$333,651	N/A	N/A
Depreciation, depletion, and amortization	215,086	190,417	24,669	$8.54	$8.17
Asset retirement obligation	4,724	2,049	2,675	$0.19	$0.09
Impairment of goodwill	714,447	—	714,447	N/A	N/A
Production (1)	87,236	78,404	8,832	$3.47	$3.37
Transportation, processing, and other operating (1)	54,922	59,575	(4,653)	$2.18	$2.56
Gas gathering and other (1)	8,298	5,182	3,116	$0.33	$0.22
Taxes other than income	30,961	33,694	(2,733)	$1.23	$1.45
General and administrative	25,509	29,084	(3,575)	$1.01	$1.25
Stock compensation	6,394	6,713	(319)	$0.25	$0.29
(Gain) loss on derivative instruments, net	(226,940)	115,452	(342,392)	N/A	N/A
Other operating expense, net	251	8,326	(8,075)	N/A	N/A
	$1,254,539	$528,896	$725,643
________________________________________

(1)
In order to conform with the 2020 presentation, the 2019 amount presented reflects the reclassification of certain “Gas gathering and other” expenses to “Transportation, processing, and other operating” expenses and “Production” expense. These reclassifications were made to reflect an allocation of the costs incurred to operate our gas gathering facilities as a cost to transport our equity share of gas produced and operate our wells. See Note 1 to the Condensed Consolidated Financial Statements for further information regarding these prior year reclassifications.

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

At March 31, 2020, we recognized a ceiling test impairment of $333.7 million.  The impairment resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. Due to declines in oil prices subsequent to March 31, 2020, we expect to incur another ceiling test impairment at June 30, 2020, and may recognize additional ceiling test impairments in future quarters.

Depreciation, Depletion, and Amortization

Depletion of our producing properties is computed using the units-of-production method. The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to a decrease in our oil and gas reserves, as a result of the decrease in prices, and due to our increased production. Partially offsetting these increases is a decrease in depletion resulting from a lower depletable basis, primarily caused by a ceiling test impairment of $618.7 million recorded at December 31, 2019 and a decrease in our estimated future development costs.

Fixed assets consist primarily of gathering and plant facilities, vehicles, airplanes, office furniture, and computer equipment and software.  These items are recorded at cost and are depreciated to depreciation expense on the straight-line method based on expected lives of the individual assets, which range from 3 to 30 years.  Also included in our depreciation expense is the depreciation of our finance lease gathering system right-of-use asset. The increase in depreciation expense during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to increased depreciation on our gathering and plant facilities due to ongoing expenditures on this infrastructure. Depreciation, depletion, and amortization (“DD&A”) consisted of the following for the periods indicated:

	Three Months Ended March 31,		Variance Between 2020 / 2019	Per BOE
DD&A Expense (in thousands, except per BOE)	2020	2019		2020	2019
Depletion	$198,126	$174,712	$23,414	$7.87	$7.50
Depreciation	16,960	15,705	1,255	0.67	0.67
	$215,086	$190,417	$24,669	$8.54	$8.17

Impairment of Goodwill

We concluded that goodwill was impaired at March 31, 2020 and expensed the entire balance of $714.4 million. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,		Variance Between 2020 / 2019	Per BOE
Production Expense (in thousands, except per BOE)	2020	2019		2020	2019
Lease operating expense	$74,469	$63,579	$10,890	$2.96	$2.74
Workover expense	12,767	14,825	(2,058)	0.51	0.63
	$87,236	$78,404	$8,832	$3.47	$3.37

Lease operating expense in the first quarter of 2020 increased 17%, or $10.9 million, compared to the first quarter of 2019. The increase has primarily stemmed from the Resolute acquisition and the addition of new wells as a result of our ongoing exploration and development activities. Saltwater disposal and electricity/fuel have been the primary drivers of increased expense in 2020 as compared to 2019. These increases were partially offset by a decrease in post-completion equipment rentals due to a decrease in drilling.

Workover expense in the first quarter of 2020 decreased 14%, or $2.1 million, compared to the first quarter of 2019. We had fewer workover projects during the first quarter of 2020 as compared to the first quarter of 2019. In the first quarter of 2020, routine well work, surface equipment maintenance and repair, and saltwater disposal maintenance and repair expense were lower than during the first quarter of 2019. Partially offsetting these decreases was an increase in major well work expense.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, changes in fuel and compression costs, and the structure of sales contracts. If the sales contract transfers control of the product at the wellhead, transportation and processing costs are included as a reduction in the revenue we record and are not included in transportation, processing, and other operating costs. Transportation, processing, and other operating costs in the first quarter of 2020 were 8%, or $4.7 million, lower than the same costs in the first quarter of 2019. The decrease in expense in 2020 is primarily a result of decreased gas and NGL prices, which lowered fuel and processing costs.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. A portion of these costs are reclassified to “Transportation, processing, and other operating” expense and “Production” expense in order to reflect an allocation of the costs incurred to operate our gas gathering facilities as a cost of transporting our equity share of gas produced and operating our wells. Gas gathering and other in the three months ended March 31, 2020 was 60%, or $3.1 million, higher than gas gathering and other in the three months ended March 31, 2019.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.

	Three Months Ended March 31,		Variance Between 2020 / 2019
Taxes Other than Income (in thousands)	2020	2019
Production	$21,587	$27,091	$(5,504)
Ad valorem	9,219	6,441	2,778
Other	155	162	(7)
	$30,961	$33,694	$(2,733)

Taxes other than income as a percentage of production revenue	6.7%	5.9%

Taxes other than income decreased $2.7 million, or 8%, in the first quarter of 2020 as compared to the first quarter of 2019. Production taxes make up the majority of our taxes other than income and they decreased primarily due to decreased revenues. This decrease was partially offset by a decrease in refunds, which are generally for high-cost gas wells in Texas, in the first quarter of 2020 as compared to the first quarter of 2019. Ad valorem taxes increased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, with accruals being based on the most recent actual taxes paid with adjustments made based on expected valuations. Estimates of ad valorem taxes are adjusted as better information, including actual valuations, is received. Other taxes other than income are comprised of franchise and consumer use and sales taxes.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 40% to 41% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended March 31,		Variance Between 2020 / 2019
General and Administrative Expense (in thousands)	2020	2019
Gross G&A	$42,801	$49,236	$(6,435)
Less amounts capitalized to oil and gas properties	(17,292)	(20,152)	2,860
G&A expense	$25,509	$29,084	$(3,575)

G&A expense for the first quarter of 2020 was 12%, or $3.6 million, lower than G&A expense for the first quarter of 2019. G&A expense for the first quarter of 2020 was lower than that for the first quarter of 2019 primarily due to decreased annual bonus accrual expense and profit sharing accrual expense as annual bonuses and profit sharing are currently not anticipated to be paid for 2020. Additionally, salaries and wages expense decreased. These decreases were partially offset by an increase in severance expense. In January and March 2020, we offered employees who met certain eligibility criteria the opportunity to participate in a voluntary early retirement incentive program. As a result of this program, we recognized severance expense of $11.0 million during the first quarter of 2020. We expect to recognize a total of $17.0 million in severance expense, including the $11.0 million already recognized, for this program, the majority of which will be recognized during the first half of 2020, with all of the expense being recognized by January 2021. Partially offsetting this increase in severance expense was a decrease of $2.5 million for severance expense recognized in the first quarter of 2019 for Resolute employees.

In response to current low oil prices, we have taken steps to reduce our capital investment plans, including releasing all but one drilling rig by mid-May and deferring completion activity. As a result of expected decreases in acquisition, exploration, and development activities, the percentage of gross G&A capitalized in future quarters is expected to decrease.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended March 31,		Variance Between 2020 / 2019
Stock Compensation Expense (in thousands)	2020	2019
Restricted stock awards:
Performance stock awards	$4,060	$5,394	$(1,334)
Service-based stock awards	7,377	7,231	146
	11,437	12,625	(1,188)
Stock option awards	498	622	(124)
Total stock compensation cost	11,935	13,247	(1,312)
Less amounts capitalized to oil and gas properties	(5,541)	(6,534)	993
Stock compensation expense	$6,394	$6,713	$(319)

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.

(Gain) Loss on Derivative Instruments, Net

The following table presents the components of “(Gain) loss on derivative instruments, net” for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended March 31,		Variance Between 2020 / 2019
(Gain) Loss on Derivative Instruments, Net (in thousands)	2020	2019
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$12,493	$(9,846)	$22,339
Oil contracts	(196,319)	116,247	(312,566)
	(183,826)	106,401	(290,227)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(11,719)	3,764	(15,483)
Oil contracts	(31,395)	5,287	(36,682)
	(43,114)	9,051	(52,165)
(Gain) loss on derivative instruments, net	$(226,940)	$115,452	$(342,392)

Other Operating Expense, Net

Other operating expense, net during the three months ended March 31, 2019 included $8.3 million in acquisition-related costs incurred to effect the Resolute acquisition. These costs consisted primarily of advisory and legal fees.

Other Income and Expense

	Three Months Ended March 31,		Variance Between 2020 / 2019
Other Income and Expense (in thousands)	2020	2019
Interest expense	$23,181	$20,405	$2,776
Capitalized interest	(13,182)	(8,742)	(4,440)
Loss on early extinguishment of debt	—	4,250	(4,250)
Other, net	(871)	(2,241)	1,370
	$9,128	$13,672	$(4,544)

The majority of our interest expense relates to interest on our senior unsecured notes. Also included in interest expense is interest expense on our Credit Facility borrowings, the amortization of debt issuance costs and discounts, and miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt. The increase in interest expense during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to the March 8, 2019 issuance of $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum. Partially offsetting this increase is a decrease in interest expense on borrowings on our Credit Facility due to increased borrowings during the three months ended March 31, 2019 in connection with the Resolute acquisition. The $4.3 million loss on early extinguishment of debt incurred during the three months ended March 31, 2019 was associated with the $600 million of 8.5% senior notes we acquired with Resolute and elected to immediately repay. The maturity date of the Resolute notes was May 1, 2020.

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream and water facility assets. Capitalized interest will fluctuate based primarily on the amount of costs subject to interest capitalization and based on the rates applicable to borrowings outstanding during the period. The amount of interest capitalized was higher for the three months ended March 31, 2020 than it was for the three months ended March 31, 2019 due to an increase in costs subject to interest capitalization primarily as a result of the non-producing leasehold acquired in the Resolute acquisition. These costs were subject to a full quarter of capitalization during the three months ended March 31, 2020 as compared to one month of capitalization during the three months ended March 31, 2019.

Components of “Other, net” consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax (Benefit) Expense

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,		Variance Between 2020 / 2019
Income Tax (Benefit) Expense (in thousands)	2020	2019
Current tax benefit	$(198)	$—	$(198)
Deferred tax (benefit) expense	(16,357)	8,073	(24,430)
	$(16,555)	$8,073	$(24,628)

Combined federal and state effective income tax rate	2.1%	23.5%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. The combined federal and state effective income tax rate for the three months ended March 31, 2020 is impacted by the tax effects of the impairment of the non-deductible goodwill recorded as a discrete item during the quarter. As such, we believe our effective tax rate will be higher in subsequent periods. In addition, if future ceiling test impairments cause our deferred tax balance to change from a net deferred tax liability to a net deferred tax asset, we may be required to establish a valuation allowance against the net deferred tax asset at that time. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

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

Our liquidity is highly dependent on prices we receive for the oil, gas, and NGLs we produce. Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital, and future rate of growth. See RESULTS OF OPERATIONS Revenues above for further information regarding the impact realized prices have had on our earnings. Low oil prices will lead to lower production revenues and could lead to payment being required where we fail to deliver oil, gas, and NGLs to meet minimum volume commitments.

We address volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. In response to the commodity price collapse, driven by demand loss resulting from the COVID-19 pandemic and rapidly filling inventories, we have substantially reduced our expected 2020 exploration and development (“E&D”) investments. We expect an approximate 55-60% reduction in our 2020 total capital investment program from the original projection of $1.25-$1.35 billion. See Capital Expenditures below for information regarding our E&D activities for the three months ended March 31, 2020 and 2019.

We periodically use derivative instruments to mitigate volatility in commodity prices. At March 31, 2020, we had derivative contracts covering a portion of our 2020 - 2021 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

Cash and cash equivalents at March 31, 2020 were $88.7 million. At March 31, 2020, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At March 31, 2020, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $1.248 billion. See Long-term Debt below for more information regarding our debt.

Our debt to total capitalization ratio at March 31, 2020 was 43%, up from 37% at December 31, 2019. This ratio is calculated by dividing the sum of (i) the principal amount of long-term debt and (ii) redeemable preferred stock by the sum of (i) the principal amount of long-term debt, (ii) redeemable preferred stock, and (iii) total stockholders’ equity, with all numbers coming directly from the Condensed Consolidated Balance Sheet. Management uses this ratio as one indicator of our financial condition and believes professional research analysts and rating agencies use this ratio for this purpose and to compare our financial condition to other companies’ financial conditions.

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$308,791	$250,091
Net cash used by investing activities	$(291,484)	$(629,811)
Net cash used by financing activities	$(23,323)	$(400,016)

Net cash provided by operating activities for the three months ended March 31, 2020 was $308.8 million, up $58.7 million, or 23%, from $250.1 million for the three months ended March 31, 2019. The $58.7 million increase resulted primarily from a decreased investment in working capital, primarily due to the repayments of liabilities assumed from Resolute made in the three months ended March 31, 2019, and increased cash inflows for settlements of derivative instruments in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. These increases in operating cash inflows were partially offset by a decrease in revenues in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to declines in prices outweighing increases in production. See RESULTS OF OPERATIONS above for more information regarding the changes in revenue.

Net cash used by investing activities for the three months ended March 31, 2020 and 2019 was $291.5 million and $629.8 million, respectively. The majority of our cash flows used by investing activities are for oil and gas capital expenditures, which totaled $266.1 million and $332.7 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used by investing activities in the three months ended March 31, 2019 included the $325.7 million cash portion of the consideration paid for the Resolute acquisition, net of the $41.2 million in cash acquired with Resolute. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of miscellaneous asset sales, including non-strategic oil and gas properties.

Net cash used by financing activities was $23.3 million and $400.0 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par for proceeds of $499.3 million, paying $3.7 million in underwriting fees and financing costs. Additionally, we borrowed and repaid an aggregate of $683.0 million on our credit facility during the three months ended March 31, 2019 to assist in funding the Resolute acquisition. In connection with the acquisition of Resolute, we assumed $870.0 million in principal amount of long-term debt that we immediately repaid, incurring a redemption fee of $4.3 million. During the three months ended March 31, 2019, we amended our credit facility, paying $2.9 million in financing costs. We borrowed and repaid an aggregate of $101.0 million on our credit facility during the three months ended March 31, 2020 to meet cash requirements as needed. Net cash used by financing activities during both periods included: (i) the payment of dividends, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) finance lease payments. During the three months ended March 31, 2020, we paid one $0.20 per common share dividend and one $20.3125 per preferred share dividend, totaling $21.6 million. During the three months ended March 31, 2019, we paid one $0.18 per common share dividend totaling $17.2 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities. The table also presents the amounts, net of applicable purchase price adjustments, removed from our oil and gas properties balance due to property sales.

	Three Months Ended March 31,
(in thousands)	2020	2019
Acquisitions:
Proved	$7,250	$692,600
Unproved	—	1,050,782
	7,250	1,743,382
Exploration and development:
Land and seismic	13,924	9,527
Exploration and development	234,728	358,491
	248,652	368,018
Property sales:
Proved	—	4,030
Unproved	(830)	(3,501)
	(830)	529
	$255,072	$2,111,929

Amounts in the table above are presented on an accrual basis. The Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The fair value of the proved and unproved properties recorded in the preliminary purchase price allocation for this acquisition as of March 31, 2019 was $692.6 million and $1.05 billion, respectively, as included in the table above.

Our 2020 E&D capital investment was originally projected to range from $1.25-$1.35 billion, with the majority expected to be invested in the Permian Basin. In response to the commodity price collapse, driven by demand loss resulting from the COVID-19 pandemic and rapidly filling inventories, we have substantially reduced our expected 2020 E&D investments. We expect total 2020 capital investment to be from $500-$600 million, an approximate 55-60% reduction from our original 2020 projection. As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success. We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to continue to fund our 2020 capital investment program with cash flow from our operating activities, cash on hand, and borrowings under our credit facility. Sales of non-strategic assets and possible capital markets transactions may also be used to supplement funding of capital expenditures and acquisitions. The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time to time. See Long-term Debt—Bank Debt below for further information regarding our credit facility.

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended March 31,
	2020	2019
Gross wells
Permian Basin	35	12
Mid-Continent	19	26
	54	38
Net wells
Permian Basin	19.8	5.0
Mid-Continent	0.3	2.9
	20.1	7.9

As of March 31, 2020, we had 8 gross (4.9 net) wells in the process of being drilled: 7 gross (4.9 net) in the Permian Basin and 1 gross (less than 1 net) in the Mid-Continent region. As of March 31, 2020, we had 98 gross (35.1 net) wells waiting on completion: 51 gross (33.0 net) in the Permian Basin and 47 gross (2.1 net) in the Mid-Continent region. As of March 31, 2020, we had 8 operated rigs running, all in the Permian Basin. By mid-May 2020, we expect to have released all but one rig and have delayed completion activities due to current economic conditions. We maintain flexibility to adjust our activity as conditions change.

We have made, and will continue to make, expenditures to comply with environmental and safety regulations and requirements. These costs are considered a normal recurring cost of our ongoing operations. While we expect current pending legislation or regulations to increase the cost of business, we do not anticipate that we will be required to expend amounts that will have a material adverse effect on our financial position or operations, nor are we aware of any pending regulatory changes that would have a material impact, based on current laws and regulations. However, compliance with new legislation or regulations could increase our costs or adversely affect demand for oil or gas and result in a material adverse effect on our financial position or operations. See our Form 10-K for the year ended December 31, 2019, Item 1A Risk Factors, and Part II, Item 1A, Risk Factors, of this Form 10-Q for a description of risks related to current and potential future environmental and safety regulations and requirements that could adversely affect our operations and financial condition.

Long-term Debt

Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,316)	$746,684	$750,000	$(3,535)	$746,465
3.90% Notes due 2027	750,000	(6,105)	743,895	750,000	(6,289)	743,711
4.375% Notes due 2029	500,000	(4,821)	495,179	500,000	(4,930)	495,070
	$2,000,000	$(14,242)	$1,985,758	$2,000,000	$(14,754)	$1,985,246
________________________________________

(1)
The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At March 31, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.7 million and $1.4 million, respectively. At March 31, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.2 million and $0.6 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.8 million and $1.5 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.3 million and $0.6 million, respectively.

Bank Debt

On February 5, 2019, we entered into an Amended and Restated Credit Agreement for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. As of March 31, 2020, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three months ended March 31, 2020, we borrowed and repaid an aggregate of $101.0 million on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capital ratio of no greater than 65%. As of March 31, 2020, we were in compliance with all of the financial covenants. Due to the significant declines in oil prices subsequent to March 31, 2020, we expect to incur another ceiling test impairment at June 30, 2020, and may recognize additional ceiling test impairments in the future, which will negatively impact our debt-to-capital ratio. At our current debt levels we could incur additional net losses before income taxes of up to approximately $2.1 billion and remain in compliance with the 65% debt-to-capital ratio covenant.

At March 31, 2020 and December 31, 2019, we had $3.9 million and $4.0 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

Senior Notes

On March 8, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par to yield 4.392% per annum.  We received $494.7 million in net cash proceeds, after deducting underwriters’ fees, discount, and debt issuance costs.  The notes bear an annual interest rate of 4.375% and interest is payable semiannually on March 15 and September 15, with the first payment made on September 15, 2019.  We used the net proceeds to repay borrowings outstanding under our Credit Facility that were used to help fund the Resolute acquisition on March 1, 2019. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2020.

Working Capital Analysis

At March 31, 2020, we had a working capital surplus of $51.5 million, an increase of $188.6 million or 138% from a working capital deficit of $137.1 million at December 31, 2019. Our working capital increased primarily as a result of the increase of $192.5 million in our net current asset derivative position resulting primarily from declines in oil price futures. In addition to the increase in our net current asset derivative instrument position, other significant changes to working capital consisted primarily of the following:

•
Operations-related accounts payable and accrued liabilities decreased by $110.5 million, primarily due to a decrease in revenue payable due to declines in prices and a decrease in taxes other than income due to ad valorem tax payments made at the beginning of the year and due to declines in prices lowering our production taxes payable.

•	Accounts receivable decreased by $118.6 million, primarily due to declines in prices lowering our oil and gas sales receivable, partially offset by an increase in trade receivables.

Accounts receivable are a major component of our working capital and include amounts due from a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies, and other end-users. We conduct credit analyses prior to making any sales to new customers or increasing credit for existing customers and may require parent company guarantees, letters of credit, or prepayments when deemed necessary. Pursuant to the operating agreements we have with the co-owners of our operated properties, we have the right to realize amounts due to us from the co-owners by netting the co-owners’ production revenues from those properties. We routinely assess the recoverability of all material accounts receivable and accrue a reserve to the allowance for doubtful accounts based on our estimation of expected losses over the life of the receivables. Historically, losses associated with uncollectible receivables have not been significant. However, most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry, such as those currently impacting the industry as a result of the COVID-19 pandemic and low commodity prices.

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In February 2020, our Board of Directors declared a cash dividend of $0.22 per common share, totaling $22.5 million, which is payable on or before June 1, 2020 to stockholders of record on May 15, 2020. Also in February 2020, our Board of Directors declared a cash dividend of $20.3125 per preferred share, totaling $1.3 million. The dividend was paid in April to preferred stockholders of record on April 1, 2020. In May 2020, our Board of Directors declared a cash dividend of $0.22 per common share, which is payable on or before September 1, 2020 to stockholders of record on August 14, 2020. Also in May 2020, our Board of Directors declared a cash dividend of $20.3125 per preferred share, which is payable on July 15, 2020 to stockholders of record on July 1, 2020. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2020, our material off-balance sheet arrangements consisted of operating lease agreements with lease terms at commencement of 12 months or less. As an accounting policy, we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.
Contractual Obligations and Material Commitments

At March 31, 2020, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	4/1/20 - 3/31/21	4/1/21 - 3/31/23		4/1/23 - 3/31/25		4/1/25 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$750,000		$1,250,000
Long-term debt—interest (1)	563,968	81,868	167,875		151,469		162,756
Operating leases (2)	95,786	22,621	26,799		24,292		22,074
Unconditional purchase obligations (3)	69,090	11,089	16,085		18,359		23,557
Derivative liabilities	23,007	6,772	16,235		—		—
Asset retirement obligation (4)	180,234	22,841	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	40,527	3,529	7,463		3,204		26,331
	$2,972,612	$148,720	$234,457		$947,324		$1,484,718
________________________________________

(1)
The interest payments presented above include the accrued interest payable on our long-term debt as of March 31, 2020 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of March 31, 2020. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

(2)
Operating leases include the estimated remaining contractual payments under lease agreements as of March 31, 2020. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.

(3)	Of the total unconditional purchase obligations, $66.5 million represents obligations for firm transportation agreements for gas and oil pipeline capacity.

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

At March 31, 2020, we had estimated commitments of approximately: (i) $239.2 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $14.4 million to finish gathering system and water facilities construction in progress.

At March 31, 2020, we had firm sales contracts to deliver approximately 558.5 Bcf of gas over the next 11.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using April 2020 index prices, would be approximately $519.6 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels and our ability to make market purchases to fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 8.8 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2020, would be approximately $691.1 million. With the current commodity price environment we have curtailed production and may continue to curtail production and further reduce drilling activity; however, at this time we do not believe any financial commitment resulting from potential future volume commitment shortfalls will be material.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, or oil, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2020, would be approximately $111.4 million. Of this total, we have accrued a liability of $4.4 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points. This accrual is reflected in the table above in Other long-term liabilities. With the current commodity price environment we have curtailed production and may continue to curtail production and further reduce drilling activity; however, at this time we do not believe any financial commitment resulting from potential future minimum volume delivery commitment shortfalls will be material.

All of the noted commitments were routine and made in the ordinary course of our business.

Taking into account current commodity prices and anticipated levels of production, we believe that our net cash flow generated from operations and our other capital resources will be adequate to meet future obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies and estimates related to oil and gas reserves, full cost accounting, and income taxes to be critical accounting policies and estimates. These are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk including the risk of loss arising from adverse changes in commodity prices and interest rates.

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended March 31, 2020, our total production revenue was comprised of approximately 78% oil sales, 8% gas sales, and 14% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the period indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended March 31, 2020
(in thousands)
Oil	± $1.00	per barrel	± $8,171
Gas	± $0.10	per Mcf	± $6,318
NGL	± $1.00	per barrel	± $6,470
± $20,959

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At March 31, 2020, we had oil and gas derivatives covering a portion of our 2020 - 2021 production, which were recorded as current and non-current assets and liabilities. At March 31, 2020, our oil and gas derivatives had a gross asset fair value of $207.7 million and a gross liability fair value of $23.0 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how a hypothetical ± 10% change in the underlying forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of March 31, 2020.

		Impact on Fair Value
	Change in Forward Price	March 31, 2020
		(in thousands)
Oil	-10%	$44,810
Oil	+10%	$(48,893)
Gas	-10%	$9,516
Gas	+10%	$(11,377)

Interest Rate Risk

At March 31, 2020, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we completed execution of our remediation plan and successfully remediated a material weakness in internal control resulting from an ineffective risk assessment process to identify and assess changes in the company’s operations and their impact on the company’s processes and controls governing preparation of the oil and gas reserve database used in the ceiling test impairment calculations, depletion calculations, and the preparation of the related disclosures included in the supplemental information on oil and gas producing activities (unaudited).

In response to the identified material weakness, the company developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. Our remediation plan, which was implemented during the quarter ended December 31, 2019 and applied in our internal control over financial reporting for the quarters ended December 31, 2019 and March 31, 2020, included the following:

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with other information set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2019, should be carefully considered by current and future investors in our securities. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties presently unknown to us or currently deemed immaterial also may impair our business operations. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, and results of operations, which in turn could negatively impact the value of our securities. Many of these risks relate to the current COVID-19 pandemic; however, there are many other impacts of the pandemic or outbreaks of other communicable diseases that may become material. Given the unpredictable and unprecedented nature of the current situation it is impractical to identify all potential risks and estimate the ultimate adverse impact on our business. All the risks disclosed in the Form 10-Q and our Form 10-K may be amplified by the COVID-19 outbreak and its unpredictable nature. These risk factors speak only as of the filing date of this Form 10-Q and are subject to change without notice as we cannot predict all risk relating to this quickly evolving set of events.

Risks Concerning Cimarex and its Operations

Outbreaks of communicable diseases could adversely affect our business, financial condition, and results of operations.

Global or national health concerns, including a widespread outbreak of contagious disease, can negatively impact the global economy, reduce demand and pricing for oil, gas, and NGLs, lead to operational disruptions and limit our ability to execute on our business plan, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, uncertainty regarding the impact of any contagious disease outbreak could lead to increased volatility in oil, gas, and NGL prices. For example, the recent pandemic involving COVID-19 and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for oil, gas, and NGLs. If the coronavirus outbreak should worsen, we may also experience further disruptions to the commodities markets, as well as disruptions to the equipment supply chains and the availability of our workforce, any of which could adversely affect our ability to conduct our business and operations. There currently are too many variables and uncertainties regarding the COVID-19 pandemic, such as the ultimate geographic spread, duration, and severity of the outbreak and the extent and duration of governmental restrictions and business closures, to fully assess the potential impact on our business and operations; however, the potential impact could materially and adversely affect our business, financial condition, and results of operations.

Oil, gas, and NGL prices fluctuate due to a number of factors beyond our control, creating a component of uncertainty in our development plans and overall operations. Declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

Oil and gas markets are volatile. We cannot predict future prices. The prices we receive for our production heavily influence our revenue, profitability, access to capital, and future rate of growth. The prices we receive depend on numerous factors beyond our control. These factors include, but are not limited to, changes in domestic and global supply and demand for oil and gas, the level of domestic and global oil and gas exploration and production activity, pipeline capacity constraints limiting takeaway and increasing basis differentials, geopolitical instability, the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other cooperating countries, global or national health concerns including the outbreak of pandemic or contagious diseases such as COVID-19, weather conditions, technological advances affecting energy consumption, governmental regulations and taxes, and the price and technological advancement of alternative fuels. Demand for oil and gas has severely diminished because of the COVID-19 pandemic and the resulting closure of factories and businesses, the significant travel restrictions and the stay-at-home orders, causing lower commodity prices. Oil prices also dropped because OPEC increased supply while global demand was decreasing. If any of these conditions persist, our financial results could be adversely affected by the reduction in production revenues and our inability to collect amounts owed by purchasers of our production or counterparties to our hedging transactions whose businesses also are impacted by these same conditions.

Our proved oil and gas reserves and production volumes will decrease unless those reserves are replaced with new discoveries or acquisitions. Accordingly, for the foreseeable future, we expect to make substantial capital investments for the exploration and development of new oil and gas reserves. Historically, we have paid for these types of capital expenditures with cash flow provided by our production operations, our revolving credit facility, and proceeds from the sale of senior notes or equity. Low prices reduce our cash flow and the amount of oil and gas that we can economically produce and may cause us to curtail, delay, or defer certain exploration and development projects. Moreover, low prices may impact our ability to raise additional debt or equity capital to fund acquisitions.

If commodity prices remain at current levels or decline further, we will be required to take write-downs of the carrying value of our oil and gas properties.

Accounting rules require that we periodically review the carrying value of our oil and gas properties for possible impairment. We recognized ceiling test impairments of $333.7 million and $618.7 million in the three months ended March 31, 2020 and year ended December 31, 2019, respectively. The impairments resulted primarily from the impact of decreases in the trailing twelve-month average prices for oil, gas, and NGLs utilized in determining the estimated future net cash flows from proved reserves. We expect to incur another ceiling test impairment at June 30, 2020 and, if commodity pricing conditions stay at current levels or decline further, we may incur further ceiling test impairments in future quarters. Because the ceiling calculation uses trailing twelve-month average commodity prices, the effect of declining prices is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

Ineffective internal controls could impact our business and financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, as of December 31, 2019, management concluded that we did not have an effective process and control in place to periodically evaluate the quantitative effect associated with the inclusion or exclusion of certain inputs, such as skim oil and drip liquids, in the Company’s oil and gas reserve database used in the ceiling test impairment calculations, depletion calculations, and the preparation of the related disclosures included in the supplemental information on oil and gas producing activities (unaudited), which represented a material weakness in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2019, as reported in our Form 10-K for the year ended December 31, 2019. For a description of the material weakness identified by management and the remediation plan for that material weakness, see Part II, Item 9A Controls and Procedures in our Form 10-K for the year ended December 31, 2019. If the new controls implemented to address the material weakness and to strengthen the overall internal control related to the reserve reporting process are not designed or do not operate effectively, or if we are unsuccessful in following these new controls, this may result in untimely or inaccurate reporting of our financial statements.

U.S. or global financial markets may impact our business and financial condition.

A credit crisis or other turmoil in the U.S. or global financial system may have a negative impact on our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing. This could have an impact on our flexibility to react to changing economic and business conditions. Deteriorating economic conditions, including those resulting from the COVID-19 pandemic, could have a negative impact on our lenders, our hedging counterparties, the purchasers of our oil and gas production, and the working interest owners in properties we operate, causing them to fail to meet their obligations to us.

Our business depends on oil and gas pipeline and transportation facilities, some of which are owned by others.

In addition to the existence of adequate markets, our oil and gas production depends in large part on the proximity and capacity of pipeline systems, as well as storage, transportation, processing, and fractionation facilities, most of which are owned by third parties. Storage has been filling because of reduced demand resulting from the COVID-19 pandemic, leading to reduced capacity in pipeline and transportation systems and lower commodity prices. The inability to transport one commodity, such as oil, from certain wells also could impair our ability to produce and sell other commodities, such as associated gas and NGLs, produced from the same wells. The lack of availability or capacity on these facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. Curtailments of production could lead to payment being required where we fail to deliver oil, gas, and NGLs to meet minimum volume commitments. These availability and capacity issues are more likely to occur in remote areas with less established infrastructure, such as our Delaware Basin area where we have significant oil and gas production. Any of these availability or capacity issues, whether resulting from the COVID-19 pandemic, construction delays, weather, fire, or other reasons, could negatively affect our operations and revenues.

Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions other operators may take when drilling, completing, or operating wells that they own.

Many of our properties are in areas that may have been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores), which could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. The possibility for these impacts may increase as we shut in wells in response to lower commodity prices or the lack of pipeline and storage capacity relating to the COVID-19 pandemic. In addition, completion operations and other activities conducted on nearby wells could cause us, in order to protect our existing wells, to shut in production for indefinite periods of time, which could result in increased costs and could adversely affect the production and reserves from such shut in wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

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

While management has taken steps to address these concerns by implementing network security and internal control measures to monitor and mitigate security threats and to increase security for our information, facilities, and infrastructure, our implementation of such procedures and controls may result in increased costs, and there can be no assurance that a system failure or data security breach will not occur and have a material adverse effect on our business, financial condition, and results of operations. In addition, as cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate or remediate any cybersecurity or information technology infrastructure vulnerabilities. With large numbers of employees industry-wide and at Cimarex working from home during the COVID-19 pandemic, there may be heightened vulnerability to cyber attacks.

We may not be able to generate enough cash flow to meet our debt obligations.

At March 31, 2020, our long-term debt consisted of $750 million of 4.375% senior notes due in 2024, $750 million of 3.90% senior notes due in 2027, and $500 million of 4.375% senior notes due in 2029. In addition to interest expense and principal on our long-term debt, we have demands on our cash resources including, among others, capital expenditures, operating expenses, and contractual commitments.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, results of operations, and other factors, many of which are beyond our control. The current COVID-19 pandemic has resulted in limited availability of public debt markets. Our ability to meet our debt service obligations also may be impacted by changes in prevailing interest rates, as borrowing under our existing revolving credit facility bears interest at floating rates.

We may not generate sufficient cash flow from operations. Without sufficient cash flow, there may not be adequate future sources of capital to enable us to service our indebtedness or to fund our other liquidity needs. Our cash flow has been impacted by the reduced commodity prices and lower production resulting from diminished demand caused by the COVID-19 pandemic. If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:

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

In addition, our revolving credit agreement requires us to maintain a total debt-to-capital ratio (as defined in the credit agreement) of not more than 65%. As a result of the impairments in the quarter ended March 31, 2020, our capitalization decreased and our debt-to-capital ratio increased to 43% compared to 37% at December 31, 2019.

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

We may lose leases if production is not established within the time periods specified in the leases or if we do not maintain production in paying quantities.

Unless production is established within the units covering undeveloped leasehold acres, those leases could expire, and the amounts we spent for those leases could be lost. In addition, we could lose leases under certain circumstances if we do not maintain production in paying quantities or meet other lease requirements. As we shut in wells in response to lower commodity prices or a lack of pipeline and storage capacity as a result of the COVID-19 pandemic, we may face claims that we are not complying with lease provisions. The combined net acreage expiring in the next three years represents approximately 4.0% of our total net undeveloped acreage at December 31, 2019. At that date, we had leases representing 166,227 net acres expiring in 2020, 21,226 net acres expiring in 2021, and 35,457 net acres expiring in 2022. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

We are involved in various legal proceedings, the outcome of which could have an adverse effect on our liquidity.

In the normal course of business, we are involved with various lawsuits and related disputed claims, including but not limited to claims concerning title, validity of leases, royalty payments, environmental issues, personal injuries, and contractual issues. Although we currently believe the resolution of these lawsuits and claims, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations, our assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries, or other finders of fact that are not in accord with our evaluation of the possible liability or outcome of such proceedings. Therefore, there can be no assurance that outcomes of future legal proceedings would not have an adverse effect on our liquidity and capital resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the three months ended March 31, 2020. The shares repurchased represent shares of our common stock that employees elected to surrender to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Cimarex does not consider this a share buyback program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2020	—	$—	—	—
February 1-29, 2020	—	—	—	—
March 1-31, 2020	12,199	13.56	—	—
Total	12,199	$13.56	—	—

ITEM 6. EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit Number	Description
10.1	Form of Severance Compensation Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020 (Commission File No. 001-31446) and incorporated herein by reference).
10.2
Form of Notice of Grant of Performance Stock Units and Award Agreement (Performance Award) (as filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 13, 2020 (Commission File No. 001-31446) and incorporated herein by reference).

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

May 11, 2020

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)