Form 10-Q
period 2020-06-30
CIMAREX ENERGY CO
filed 2020-08-07
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended	June 30, 2020
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
          Yes ☐  No ☒

        The number of shares of Cimarex Energy Co. common stock outstanding as of July 31, 2020 was 102,048,311.

CIMAREX ENERGY CO.

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019	7

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months and six months ended June 30, 2020 and 2019	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	9

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months and six months ended June 30, 2020 and 2019	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6.	Exhibits	62

Signatures		63

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide projections of our 2020 capital expenditures. All statements, other than statements of historical facts, that address activities, events, outcomes, and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and our Form 10-K for the year ended December 31, 2019. All the risks disclosed in this Form 10-Q and our Form 10-K may be amplified by the COVID-19 outbreak and its unpredictable nature. Forward-looking statements include statements with respect to, among other things:

•Fluctuations in the price we receive for our oil, gas, and NGL production, including local market price differentials, which may be exacerbated by the demand destruction resulting from the highly transmissible and pathogenic coronavirus known as severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) that causes the disease known as COVID-19;

•Cash flow and anticipated liquidity;

•Disruptions to the availability of workers and contractors due to illness and stay at home orders related to the COVID-19 pandemic;

•The availability of gathering, pipeline, refining, transportation and other midstream and downstream activities and our ability to sell oil, gas, and NGLs, which may be negatively impacted by the COVID-19 pandemic and risks and lead to a lack of any available markets;

•Availability of supply chains and critical equipment and supplies, which may be negatively impacted by the COVID-19 pandemic and other risks;

•Operating costs and other expenses;

•The effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting;

•Declines in the SEC PV10 value of our oil and gas properties resulting in full cost ceiling test impairments to the carrying values of our oil and gas properties;

•Impairments of goodwill;

•Our continuing compliance with the financial covenant contained in our amended and restated credit agreement;

•The requirement to establish valuation allowances against our net deferred tax assets;

•Our hedging activities and the viability of our hedging counterparties, many of whom have been negatively impacted by the COVID-19 pandemic;

•Availability of financing and access to capital markets;

•Higher than expected costs and expenses, including the availability and cost of services and materials, which may be negatively impacted by the COVID-19 pandemic;

•Timing and amount of future production of oil, gas, and NGLs;

•Reductions in the quantity of oil, gas, and NGLs sold and prices received because of decreased demand and/or curtailments in production relating to mechanical, transportation, storage, capacity, marketing, weather, the COVID-19 pandemic, or other problems;

•Potential payments for failing to meet minimum oil, gas, and NGL delivery or sales commitments;

•Estimates of proved reserves, exploitation potential, or exploration prospect size;

•Our ability to successfully integrate the business acquired from Resolute Energy Corporation (“Resolute”);

•Unknown liabilities related to Resolute;

•Amount, nature, and timing of capital expenditures;

•Administrative, legislative, and regulatory changes;

•Operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated;

•Exploration and development opportunities that we pursue may not result in economic, productive oil and gas properties;

•Drilling of wells;

•Increased financing costs due to a significant increase in interest rates;

•Proving up undeveloped acreage;

•Compliance with environmental and other regulations;

•Costs and availability of third party facilities for gathering, processing, refining, and transportation;

•Risks associated with concentration of operations in one major geographic area;

•Environmental liabilities;

•The ability to receive drilling and other permits and rights-of-way in a timely manner, which may be negatively impacted by the impact of COVID-19 restrictions on regulatory employees who process and approve permits and rights-of-way;

•Development drilling and testing results;

•The potential for production decline rates to be greater than expected;

•Performance of acquired properties and newly drilled wells;

•Regulatory approvals, including regulatory restrictions on state and federal lands, which may be negatively impacted by the impact of COVID-19 restrictions on regulatory employees responsible for regulatory approvals and by a change in presidential administration;

•Legislative or regulatory changes, including initiatives related to hydraulic fracturing, emissions, and disposal of produced water, which may be negatively impacted by a change in presidential administration;

•Unexpected future capital expenditures;

•Economic and competitive conditions;

•The availability and cost of capital;

•The ability to obtain industry partners to jointly explore certain prospects, and the willingness and ability of those partners to meet capital obligations when requested;

•Changes in estimates of proved reserves;

•Derivative and hedging activities;

•The success of the company’s risk management activities;

•Title to properties;

•Litigation;

•The ability to complete property sales or other transactions; and

•Other factors discussed in the company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

All forward-looking statements, express or implied, included in or incorporated by reference into this Form 10-Q and attributable to Cimarex are qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Cimarex or persons acting on its behalf may issue. Cimarex does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-Q with the SEC, except as required by law.

PART I
ITEM 1. Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$43,842	$94,722
Accounts receivable, net of allowance:
Trade	58,572	57,879
Oil and gas sales	180,912	384,707
Gas gathering, processing, and marketing	5,342	5,998
Oil and gas well equipment and supplies	51,184	47,893
Derivative instruments	71,590	17,944
Prepaid expenses	10,250	10,759
Other current assets	2,410	1,584
Total current assets	424,102	621,486
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	21,014,098	20,678,334
Unproved properties and properties under development, not being amortized	1,258,002	1,255,908
	22,272,100	21,934,242
Less—accumulated depreciation, depletion, amortization, and impairment	(18,373,655)	(16,723,544)
Net oil and gas properties	3,898,445	5,210,698
Fixed assets, net of accumulated depreciation of $423,873 and $389,458, respectively	478,553	519,291
Goodwill	—	716,865
Derivative instruments	—	580
Other assets	68,688	71,109
	$4,869,788	$7,140,029
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$13,746	$36,280
Gas gathering, processing, and marketing	11,286	12,740
Accrued liabilities:
Exploration and development	30,205	112,228
Taxes other than income	33,427	54,446
Other	204,830	252,304
Derivative instruments	51,556	16,681
Revenue payable	102,824	207,939
Operating leases	56,901	66,003
Total current liabilities	504,775	758,621
Long-term debt principal	2,000,000	2,000,000
Less—unamortized debt issuance costs and discounts	(13,729)	(14,754)
Long-term debt, net	1,986,271	1,985,246
Deferred income taxes	50,524	338,424
Asset retirement obligation	150,374	154,045
Derivative instruments	23,210	1,018
Operating leases	155,023	184,172
Other liabilities	67,144	60,742
Total liabilities	2,937,321	3,482,268
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 62,500 shares authorized and issued (Note 5)	81,620	81,620
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 102,151,096 and 102,144,577 shares issued, respectively	1,022	1,021
Additional paid-in capital	3,241,244	3,243,325
(Accumulated deficit) retained earnings	(1,391,419)	331,795
Total stockholders’ equity	1,850,847	3,576,141
	$4,869,788	$7,140,029

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$138,817	$411,766	$499,797	$761,072
Gas and NGL sales	100,261	126,044	198,742	343,959
Gas gathering and other	11,589	9,769	25,172	20,031
Gas marketing	(1,284)	(1,116)	(1,498)	(1,642)
	249,383	546,463	722,213	1,123,420
Costs and expenses:
Impairment of oil and gas properties	941,198	—	1,274,849	—
Depreciation, depletion, and amortization	194,954	213,327	410,040	403,744
Asset retirement obligation	1,661	2,157	6,385	4,206
Impairment of goodwill	—	—	714,447	—
Production	64,337	88,995	151,573	167,399
Transportation, processing, and other operating	53,282	54,107	108,204	113,682
Gas gathering and other	3,526	6,560	11,824	11,742
Taxes other than income	16,486	41,033	47,447	74,727
General and administrative	26,226	24,911	51,735	53,995
Stock compensation	6,747	6,494	13,141	13,207
Loss (gain) on derivative instruments, net	123,885	(40,768)	(103,055)	74,684
Other operating expense, net	130	590	381	8,916
	1,432,432	397,406	2,686,971	926,302
Operating (loss) income	(1,183,049)	149,057	(1,964,758)	197,118
Other (income) and expense:
Interest expense	23,047	24,674	46,228	45,079
Capitalized interest	(12,939)	(16,805)	(26,121)	(25,547)
Loss on early extinguishment of debt	—	—	—	4,250
Other, net	3,496	(2,167)	2,625	(4,408)
(Loss) income before income tax	(1,196,653)	143,355	(1,987,490)	177,744
Income tax (benefit) expense	(271,506)	34,046	(288,061)	42,119
Net (loss) income	$(925,147)	$109,309	$(1,699,429)	$135,625

Earnings (loss) per share to common stockholders:
Basic	$(9.28)	$1.07	$(17.05)	$1.34
Diluted	$(9.28)	$1.07	$(17.05)	$1.34

Comprehensive (loss) income:
Net (loss) income	$(925,147)	$109,309	$(1,699,429)	$135,625
Other comprehensive income:
Change in fair value of investments, net of tax of $0, $89, $0 and $428, respectively	—	304	—	1,453
Total comprehensive (loss) income	$(925,147)	$109,613	$(1,699,429)	$137,078

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,699,429)	$135,625
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of oil and gas properties	1,274,849	—
Depreciation, depletion, and amortization	410,040	403,744
Asset retirement obligation	6,385	4,206
Impairment of goodwill	714,447	—
Deferred income taxes	(287,900)	42,119
Stock compensation	13,141	13,207
(Gain) loss on derivative instruments, net	(103,055)	74,684
Settlements on derivative instruments	107,055	(2,814)
Loss on early extinguishment of debt	—	4,250
Amortization of debt issuance costs and discounts	1,602	1,502
Changes in non-current assets and liabilities	7,019	2,749
Other, net	6,795	8,152
Changes in operating assets and liabilities:
Accounts receivable	204,615	117,692
Other current assets	1,495	(761)
Accounts payable and other current liabilities	(203,562)	(140,272)
Net cash provided by operating activities	453,497	664,083
Cash flows from investing activities:
Acquisition of Resolute Energy, net of cash acquired (Note 13)	—	(284,441)
Oil and gas capital expenditures	(418,580)	(711,757)
Other capital expenditures	(38,052)	(40,141)
Sales of oil and gas assets	830	13,233
Sales of other assets	1,188	434
Net cash used by investing activities	(454,614)	(1,022,672)
Cash flows from financing activities:
Borrowings of long-term debt	161,000	1,710,310
Repayments of long-term debt	(161,000)	(2,081,000)
Financing, underwriting, and debt redemption fees	(1,557)	(11,791)
Finance lease payments	(2,808)	(1,555)
Dividends paid	(45,209)	(38,647)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	(189)	(654)
Proceeds from exercise of stock options	—	674
Net cash used by financing activities	(49,763)	(422,663)
Net change in cash and cash equivalents	(50,880)	(781,252)
Cash and cash equivalents at beginning of period	94,722	800,666
Cash and cash equivalents at end of period	$43,842	$19,414

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2019	102,145	$1,021	$3,243,325	$331,795	$3,576,141
Dividends paid on stock awards subsequently forfeited	—	—	6	23	29
Dividends declared on common stock ($0.22 per share)	—	—	—	(22,548)	(22,548)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,269)	(1,269)
Net loss	—	—	—	(774,282)	(774,282)
Common stock reacquired and retired	(12)	—	(165)	—	(165)
Restricted stock forfeited and retired	(31)	—	—	—	—
Stock-based compensation	—	—	11,594	—	11,594
Balance, March 31, 2020	102,102	$1,021	$3,254,760	$(466,281)	$2,789,500
Dividends paid on stock awards subsequently forfeited	—	—	1	7	8
Dividends declared on common stock ($0.22 per share)	—	—	(22,561)	2	(22,559)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	(925,147)	(925,147)
Issuance of restricted stock awards	66	1	(1)	—	—
Common stock reacquired and retired	(2)	—	(24)	—	(24)
Restricted stock forfeited and retired	(15)	—	—	—	—
Stock-based compensation	—	—	10,338	—	10,338
Balance, June 30, 2020	102,151	$1,022	$3,241,244	$(1,391,419)	$1,850,847

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2018	95,756	$958	$2,785,188	$542,885	$755	$3,329,786
Dividends paid on stock awards subsequently forfeited	—	—	—	2	—	2
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,308)	—	(20,308)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,269)	—	(1,269)
Net income	—	—	—	26,316	—	26,316
Issuance of stock for Resolute Energy acquisition (Note 13)	5,652	56	412,959	—	—	413,015
Unrealized change in fair value of investments, net of tax	—	—	—	—	1,149	1,149
Issuance of restricted stock awards	11	—	—	—	—	—
Common stock reacquired and retired	(10)	—	(654)	—	—	(654)
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	3	—	80	—	—	80
Stock-based compensation	—	—	13,245	—	—	13,245
Balance, March 31, 2019	101,408	$1,014	$3,210,818	$547,626	$1,904	$3,761,362
Dividends paid on stock awards subsequently forfeited	—	—	1	4	—	5
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,330)	—	(20,330)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,270)	—	(1,270)
Net income	—	—	—	109,309	—	109,309
Unrealized change in fair value of investments, net of tax	—	—	—	—	304	304
Issuance of restricted stock awards	54	1	(1)	—	—	—
Restricted stock forfeited and retired	(4)	—	—	—	—	—
Exercise of stock options	15	—	594	—	—	594
Stock-based compensation	—	—	11,919	—	—	11,919
Balance, June 30, 2019	101,473	$1,015	$3,223,331	$635,339	$2,208	$3,861,893

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

1.BASIS OF PRESENTATION

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

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	Prior Year Presentation	Current Year Reclassifications	Current Year Presentation	Prior Year Presentation	Current Year Reclassifications	Current Year Presentation
Production	$87,726	$1,269	$88,995	$164,959	$2,440	$167,399
Transportation, processing, and other operating	$48,331	5,776	$54,107	$101,939	11,743	$113,682
Gas gathering and other	$13,605	(7,045)	$6,560	$25,925	(14,183)	$11,742
		$—			$—

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

For the six months ended June 30, 2020, we incurred ceiling test impairments totaling $1.275 billion ($941.2 million for the three months ended June 30, 2020 and $333.7 million for the three months ended March 31, 2020). These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We expect these conditions to continue at least through September 30, 2020 and possibly beyond and, therefore, expect to incur another ceiling test impairment at September 30, 2020.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. In performing the goodwill test, we compare the fair value of our reporting unit with its carrying amount. If the carrying amount of the reporting unit were to exceed its fair value, an impairment charge would be recognized in the amount of this excess, limited to the total amount of goodwill allocated to that reporting unit. We evaluate our goodwill for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the possibility that goodwill may be impaired. Based upon our assessment as of October 31, 2019, goodwill was not impaired. However, during the three months ended March 31, 2020 the company’s market capitalization declined significantly, caused by macroeconomic and geopolitical conditions including the collapse of oil prices driven by surplus supply and decreased demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand significantly impacted our investment and operating decisions. Based on those events, we concluded that a triggering event had occurred, which required us to perform an interim quantitative impairment test for goodwill as of March 31, 2020. As a result of that quantitative impairment test, which utilized quoted market prices for our common stock as a basis for determining fair value, we concluded that goodwill was fully impaired at March 31, 2020.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

The following table reflects components of the change in the carrying amount of goodwill for the six months ended June 30, 2020:

(in thousands)	Six Months Ended June 30, 2020
Goodwill balance at January 1, 2020	$716,865
Resolute acquisition purchase price adjustments (Note 13)	(2,418)
Impairment	(714,447)
Goodwill balance at June 30, 2020	$—

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of June 30, 2020, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

2.LONG-TERM DEBT

Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,099)	$746,901	$750,000	$(3,535)	$746,465
3.90% Notes due 2027	750,000	(5,919)	744,081	750,000	(6,289)	743,711
4.375% Notes due 2029	500,000	(4,711)	495,289	500,000	(4,930)	495,070
	$2,000,000	$(13,729)	$1,986,271	$2,000,000	$(14,754)	$1,985,246
________________________________________
(1)The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At June 30, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.6 million and $1.4 million, respectively. At June 30, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.1 million and $0.6 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.8 million and $1.5 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.3 million and $0.6 million, respectively.

Bank Debt

On June 3, 2020, we entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) dated as of February 5, 2019 for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. The First Amendment, among other things: (i) allows up to $3.5 billion of non-cash impairment charge add-backs to Shareholders’ Equity for covenant calculation purposes, (ii) institutes traditional anti-cash hoarding provisions at a consolidated cash threshold of $175.0 million, (iii) reduces the priority lien debt basket from 15% of Consolidated Net Tangible Assets (as defined in the credit agreement) to a $50.0 million cap, and (iv) adds an acknowledgement and consent to European Union bail-in legislation. As of June 30, 2020, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three and six months ended June 30, 2020, we borrowed and repaid an aggregate of $60.0 million and $161.0 million, respectively, on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capitalization ratio of no greater than 65%. As of June 30, 2020, we were in compliance with all of the financial covenants.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

At June 30, 2020 and December 31, 2019, we had $5.0 million and $4.0 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. During the three months ended June 30, 2020, we incurred $1.5 million in fees paid to the creditor and third-party costs for the First Amendment. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of June 30, 2020.

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

As of June 30, 2020, we have entered into oil and gas collars, oil basis swaps, and oil “roll differential” swaps. We also occasionally enter into fixed price swaps. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing, Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Our oil roll differential swaps are settled based on the difference between the monthly roll differential and a fixed price per Bbl. The monthly roll differential is calculated as the sum of 2/3 of the difference in the WTI NYMEX closing settlement price for the first nearby month futures contract minus the second nearby futures contract and 1/3 of the difference in the WTI NYMEX closing settlement price for the first nearby

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

month futures contract minus the third nearby month futures contract. By using a roll differential swap, we have fixed the differential in pricing between the WTI NYMEX calendar month average and the physical crude oil delivery month. Under our fixed price swaps, we receive the difference between the fixed price and the published index price if the published index price is below the fixed price and we pay the difference between the fixed price and the published index price if the published index price is above the fixed price. The following tables summarize our outstanding derivative contracts as of June 30, 2020:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI (1)
Volume (Bbls)	—	—	3,772,000	3,772,000	7,544,000
Weighted Avg Price - Floor	$—	$—	$40.91	$40.91	$40.91
Weighted Avg Price - Ceiling	$—	$—	$49.84	$49.84	$49.84
2021:
WTI (1)
Volume (Bbls)	3,600,000	2,730,000	1,932,000	1,932,000	10,194,000
Weighted Avg Price - Floor	$38.06	$34.23	$31.48	$31.48	$34.54
Weighted Avg Price - Ceiling	$46.45	$42.25	$39.67	$39.67	$42.75
2022:
WTI (1)
Volume (Bbls)	630,000	—	—	—	630,000
Weighted Avg Price - Floor	$35.00	$—	$—	$—	$35.00
Weighted Avg Price - Ceiling	$45.28	$—	$—	$—	$45.28
________________________________________
(1)The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
PEPL (1)
Volume (MMBtu)	—	—	9,200,000	9,200,000	18,400,000
Weighted Avg Price - Floor	$—	$—	$1.78	$1.78	$1.78
Weighted Avg Price - Ceiling	$—	$—	$2.21	$2.21	$2.21
Perm EP (2)
Volume (MMBtu)	—	—	6,440,000	6,440,000	12,880,000
Weighted Avg Price - Floor	$—	$—	$1.36	$1.36	$1.36
Weighted Avg Price - Ceiling	$—	$—	$1.64	$1.64	$1.64
Waha (3)
Volume (MMBtu)	—	—	6,440,000	6,440,000	12,880,000
Weighted Avg Price - Floor	$—	$—	$1.43	$1.43	$1.43
Weighted Avg Price - Ceiling	$—	$—	$1.73	$1.73	$1.73
2021:
PEPL (1)
Volume (MMBtu)	7,200,000	6,370,000	4,600,000	4,600,000	22,770,000
Weighted Avg Price - Floor	$1.76	$1.75	$1.80	$1.80	$1.77
Weighted Avg Price - Ceiling	$2.18	$2.16	$2.23	$2.23	$2.19
Perm EP (2)
Volume (MMBtu)	5,400,000	5,460,000	3,680,000	3,680,000	18,220,000
Weighted Avg Price - Floor	$1.44	$1.44	$1.58	$1.58	$1.49
Weighted Avg Price - Ceiling	$1.72	$1.72	$1.90	$1.90	$1.79
Waha (3)
Volume (MMBtu)	6,300,000	6,370,000	4,600,000	4,600,000	21,870,000
Weighted Avg Price - Floor	$1.43	$1.43	$1.58	$1.58	$1.49
Weighted Avg Price - Ceiling	$1.73	$1.73	$1.89	$1.89	$1.80
2022:
PEPL (1)
Volume (MMBtu)	1,800,000	—	—	—	1,800,000
Weighted Avg Price - Floor	$1.90	$—	$—	$—	$1.90
Weighted Avg Price - Ceiling	$2.36	$—	$—	$—	$2.36
Perm EP (2)
Volume (MMBtu)	900,000	—	—	—	900,000
Weighted Avg Price - Floor	$1.80	$—	$—	$—	$1.80
Weighted Avg Price - Ceiling	$2.19	$—	$—	$—	$2.19
Waha (3)
Volume (MMBtu)	1,800,000	—	—	—	1,800,000
Weighted Avg Price - Floor	$1.70	$—	$—	$—	$1.70
Weighted Avg Price - Ceiling	$2.10	$—	$—	$—	$2.10
________________________________________

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

(1)The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(2)The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(3)The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020:
WTI Midland (1)
Volume (Bbls)	—	—	2,944,000	2,944,000	5,888,000
Weighted Avg Differential (2)	$—	$—	$0.18	$0.18	$0.18
2021:
WTI Midland (1)
Volume (Bbls)	2,790,000	2,275,000	1,840,000	1,840,000	8,745,000
Weighted Avg Differential (2)	$0.03	$(0.10)	$(0.38)	$(0.38)	$(0.18)
2022:
WTI Midland (1)
Volume (Bbls)	630,000	—	—	—	630,000
Weighted Avg Differential (2)	$0.11	$—	$—	$—	$0.11
________________________________________
(1)The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.
(2)The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

Oil Roll Differential Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
WTI (1)
Volume (Bbls)	630,000	637,000	644,000	644,000	2,555,000
Weighted Avg Price	$(0.24)	$(0.24)	$(0.24)	$(0.24)	$(0.24)
2022:
WTI (1)
Volume (Bbls)	630,000	—	—	—	630,000
Weighted Avg Price	$(0.24)	$—	$—	$—	$(0.24)
________________________________________
(1)The index price used to determine the settlement “roll” is WTI as quoted on the NYMEX.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

The following tables summarize our derivative contracts entered into subsequent to June 30, 2020 through July 31, 2020:

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
PEPL (1)
Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
Weighted Avg Price - Floor	$2.10	$2.10	$2.10	$2.10	$2.10
Weighted Avg Price - Ceiling	$2.44	$2.44	$2.44	$2.44	$2.44
Perm EP (2)
Volume (MMBtu)	900,000	910,000	920,000	920,000	3,650,000
Weighted Avg Price - Floor	$1.90	$1.90	$1.90	$1.90	$1.90
Weighted Avg Price - Ceiling	$2.18	$2.18	$2.18	$2.18	$2.18
Waha (3)
Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
Weighted Avg Price - Floor	$1.84	$1.84	$1.84	$1.84	$1.84
Weighted Avg Price - Ceiling	$2.20	$2.20	$2.20	$2.20	$2.20
2022:
PEPL (1)
Volume (MMBtu)	1,800,000	—	—	—	1,800,000
Weighted Avg Price - Floor	$2.10	$—	$—	$—	$2.10
Weighted Avg Price - Ceiling	$2.44	$—	$—	$—	$2.44
Perm EP (2)
Volume (MMBtu)	900,000	—	—	—	900,000
Weighted Avg Price - Floor	$1.90	$—	$—	$—	$1.90
Weighted Avg Price - Ceiling	$2.18	$—	$—	$—	$2.18
Waha (3)
Volume (MMBtu)	1,800,000	—	—	—	1,800,000
Weighted Avg Price - Floor	$1.84	$—	$—	$—	$1.84
Weighted Avg Price - Ceiling	$2.20	$—	$—	$—	$2.20
________________________________________
(1)The index price for these collars is PEPL as quoted in Platt’s Inside FERC.
(2)The index price for these collars is Perm EP as quoted in Platt’s Inside FERC.
(3)The index price for these collars is Waha as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Derivative Gains and Losses

Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments. We have elected not to designate our derivatives as hedging instruments for accounting purposes and, therefore, we do not apply hedge accounting treatment to our derivative instruments. Consequently, changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating costs and expenses as either a net gain or loss on derivative instruments. Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows. The following table presents the components of “Loss (gain) on derivative instruments, net” for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$19,826	$(6,370)	$32,319	$(16,216)
Oil contracts	168,000	(28,161)	(28,319)	88,086
	187,826	(34,531)	4,000	71,870
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(5,870)	(21,176)	(17,589)	(17,412)
Oil contracts	(58,071)	14,939	(89,466)	20,226
	(63,941)	(6,237)	(107,055)	2,814
Loss (gain) on derivative instruments, net	$123,885	$(40,768)	$(103,055)	$74,684

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Derivative Fair Value

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of June 30, 2020 and December 31, 2019, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		June 30, 2020
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$69,208	$—
Gas contracts	Current assets — Derivative instruments	2,382	—
Oil contracts	Current liabilities — Derivative instruments	—	38,443
Gas contracts	Current liabilities — Derivative instruments	—	13,113
Oil contracts	Non-current liabilities — Derivative instruments	—	17,747
Gas contracts	Non-current liabilities — Derivative instruments	—	5,463
Total gross amounts presented in the balance sheet		71,590	74,766
Less: gross amounts not offset in the balance sheet		(57,678)	(57,678)
Net amount		$13,912	$17,088

		December 31, 2019
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$1,624	$—
Gas contracts	Current assets — Derivative instruments	16,320	—
Oil contracts	Non-current assets — Derivative instruments	580	—
Oil contracts	Current liabilities — Derivative instruments	—	16,681
Oil contracts	Non-current liabilities — Derivative instruments	—	824
Gas contracts	Non-current liabilities — Derivative instruments	—	194
Total gross amounts presented in the balance sheet		18,524	17,699
Less: gross amounts not offset in the balance sheet		(9,865)	(9,865)
Net amount		$8,659	$7,834

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

4.FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative accounting guidance has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable.

The following table provides fair value measurement information for certain assets and liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(791,175)	$(750,000)	$(792,225)
3.90% Notes due 2027	$(750,000)	$(758,850)	$(750,000)	$(778,050)
4.375% Notes due 2029	$(500,000)	$(513,900)	$(500,000)	$(530,400)
Derivative instruments — assets	$71,590	$71,590	$18,524	$18,524
Derivative instruments — liabilities	$(74,766)	$(74,766)	$(17,699)	$(17,699)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at June 30, 2020 are accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $70.3 million. Included in “Accrued liabilities — Other” at December 31, 2019 are: (i) accrued operating expenses (e.g. production, transportation, and gathering expenses) of approximately $74.7 million and (ii) accrued general and administrative costs, primarily payroll-related, of approximately $43.3 million.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

We routinely assess the recoverability of all material accounts receivable and accrue a reserve to the allowance for doubtful accounts based on our estimation of expected losses over the life of the receivables. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $4.0 million and $3.6 million, respectively.

5.CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At June 30, 2020, there were 102.2 million shares of common stock outstanding and 62.5 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock outstanding (the “Convertible Preferred Stock”). Holders of the Convertible Preferred Stock are entitled to receive, when, as, and if declared by the Board, cumulative cash dividends at an annual rate of 8.125% of each share’s liquidation preference of $1,000. In the event of any liquidation, winding up, or dissolution of Cimarex, each holder will be entitled to receive in respect of its shares, up to each share’s liquidation preference, with the total liquidation preference being $62.5 million in the aggregate, after satisfaction of liabilities and any senior stock (of which there is currently none) and before any payment or distribution to holders of junior stock (including common stock). Each holder has the right at any time, at its option, to convert any or all of such holder’s shares of Convertible Preferred Stock into a certain number of shares of Cimarex common stock based on a conversion rate that adjusts upon the occurrence of certain events, including the payment of cash dividends to common shareholders, plus $471.40 in cash per share of Convertible Preferred Stock. The June 30, 2020 conversion rate was 8.25315 shares of common stock for each share of Convertible Preferred Stock. As a result of the cash component included in the redemption feature of the Convertible Preferred Stock conversion option, with such conversion not solely within our control, the instruments are classified as Redeemable preferred stock in temporary equity on the Condensed Consolidated Balance Sheets.

Dividends

Common Stock

In May 2020, our Board of Directors declared a cash dividend of $0.22 per share of common stock. The dividend is payable on or before September 1, 2020 to stockholders of record on August 14, 2020. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $22.6 million dividend declared during the second quarter 2020 was recorded as a reduction of additional paid-in capital and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at June 30, 2020. Nonforfeitable dividends paid on stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock compensation expense in the period in which the forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In May 2020, our Board of Directors declared a cash dividend of $20.3125 per share of Convertible Preferred Stock. The dividend was paid in July to stockholders of record on July 1, 2020. This $1.3 million dividend was recorded as a reduction of additional paid-in capital and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at June 30, 2020.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

6.STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Restricted stock awards:
Performance stock awards	$4,059	$5,535	$8,119	$10,929
Service-based stock awards	6,585	5,993	13,962	13,224
	10,644	11,528	22,081	24,153
Stock option awards	416	396	914	1,018
Total stock compensation cost	11,060	11,924	22,995	25,171
Less amounts capitalized to oil and gas properties	(4,313)	(5,430)	(9,854)	(11,964)
Stock compensation expense	$6,747	$6,494	$13,141	$13,207

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

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the six months ended June 30, 2020:

(in thousands)	Six Months Ended June 30, 2020
Asset retirement obligation at January 1, 2020	$181,869
Liabilities incurred	2,088
Liability settlements and disposals	(21,935)
Accretion expense	3,796
Revisions of estimated liabilities	2,800
Asset retirement obligation at June 30, 2020	168,618
Less current obligation	(18,244)
Long-term asset retirement obligation	$150,374

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

8.EARNINGS (LOSS) PER SHARE

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below for the periods indicated:

	Three Months Ended June 30,
	2020			2019
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net (loss) income	$(925,147)			$109,309
Less: dividends and net income attributable to participating securities (1)	(569)			(1,596)
Less: preferred stock dividends	(1,269)			(1,270)
Basic (loss) earnings per share
(Loss) income available to common stockholders	(926,985)	99,880	$(9.28)	106,443	99,658	$1.07
Effects of dilutive securities
Options (2)	—	—		—	7
Diluted (loss) earnings per share
(Loss) income available to common stockholders and assumed conversions	$(926,985)	99,880	$(9.28)	$106,443	99,665	$1.07

	Six Months Ended June 30,
	2020			2019
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net (loss) income	$(1,699,429)			$135,625
Less: dividends and net income attributable to participating securities (1)	(1,119)			(2,067)
Less: preferred stock dividends	(2,538)			(2,539)
Basic (loss) earnings per share
(Loss) income available to common stockholders	(1,703,086)	99,861	$(17.05)	131,019	97,800	$1.34
Effects of dilutive securities
Options (2)	$—	—		$—	9
Diluted (loss) earnings per share
(Loss) income available to common stockholders and assumed conversions	$(1,703,086)	99,861	$(17.05)	$131,019	97,809	$1.34
________________________________________
(1)Participating securities do not have a contractual obligation to share in the losses of the entity, therefore, net losses are not attributable to participating securities.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

(2)Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings (loss) per share. Excluded from the calculation for the three months ended June 30, 2020 were 456.6 thousand potential common shares from the assumed exercise of employee stock options, 515.8 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock, and 8.8 thousand potential common shares from the assumed vesting of incremental shares of unvested restricted stock awards. Excluded from the calculation for the three months ended June 30, 2019 were 387.5 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock. Excluded from the calculation for the six months ended June 30, 2020 were 456.6 thousand potential common shares from the assumed exercise of employee stock options, 515.8 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock, and 8.8 thousand potential common shares from the assumed vesting of incremental shares of unvested restricted stock awards. Excluded from the calculation for the six months ended June 30, 2019 were 391.1 thousand potential common shares from the assumed exercise of employee stock options and 502.6 thousand potential common shares from the assumed conversion of the Convertible Preferred Stock.

9.INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Current tax expense (benefit)	$37	$—	$(161)	$—
Deferred tax (benefit) expense	(271,543)	34,046	(287,900)	42,119
	$(271,506)	$34,046	$(288,061)	$42,119

Combined federal and state effective income tax rate	22.7%	23.7%	14.5%	23.7%

At December 31, 2019, we had a U.S. net tax operating loss carryforward of approximately $1.93 billion; $1.79 billion of which will expire in tax years 2032 through 2039 and $140.0 million of which that will not expire. We believe that the carryforward will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $3.9 million at December 31, 2019.

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

At June 30, 2020, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2015 through 2018.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. The combined federal and state effective income tax rate for the six months ended June 30, 2020 is impacted by the tax effects of the impairment of the non-deductible goodwill recorded as a discrete item during the first quarter 2020. As such, we believe our effective tax rate will be higher in subsequent periods. In addition, if future ceiling test impairments cause our deferred tax balance to change from a net deferred tax liability to a net deferred tax asset, we may be required to establish a valuation allowance against the net deferred tax asset at that time.

10.COMMITMENTS AND CONTINGENCIES

At June 30, 2020, we had estimated commitments of approximately: (i) $209.5 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $6.8 million to finish gathering system and water facilities construction in progress.

At June 30, 2020, we had firm sales contracts to deliver approximately 522.5 Bcf of gas over the next 11.0 years. If we do not deliver this gas, our estimated financial commitment, calculated using July 2020 index prices, would be approximately $499.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered.

In connection with gas gathering and processing agreements, we have volume commitments over the next 8.5 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2020, would be approximately $676.6 million.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas or oil, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2020, would be approximately $106.6 million. Of this total, we have accrued a liability of $4.3 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At June 30, 2020, we have various firm transportation agreements for gas and oil pipeline capacity with end dates ranging from 2021 - 2025 under which we will have to pay an estimated $20.9 million over the remaining terms of the agreements.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

We have various litigation matters related to the ordinary course of our business. We assess the probability of estimable amounts related to these matters in accordance with authoritative accounting guidance and adjust our accruals accordingly. Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations after consideration of current accruals.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cash paid during the period for:
Interest (net of capitalized amounts of $18,145, $19,381, $25,473 and $20,121, respectively) (1)	$14,050	$14,396	$19,609	32,984
Income taxes	$—	$1,200	$—	$1,206
Cash received for income tax refunds	$280	$335	$484	$336
________________________________________
(1)The six months ended June 30, 2019 includes $17.6 million in interest paid upon the redemption of Resolute’s senior notes and credit facility on March 1, 2019.

12.RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $7.8 million and $23.4 million related to these services during the three and six months ended June 30, 2020 and $22.1 million and $46.6 million during the three and six months ended June 30, 2019. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

13.ACQUISITIONS

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
June 30, 2020
(Unaudited)

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Acquisition-related costs incurred in the three and six months ended June 30, 2019 were $0.1 million and $8.4 million, respectively. These costs, which were comprised primarily of advisory and legal fees, are included in the “Other operating expense, net” line item in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Pro Forma Financial Information

The results of Resolute’s operations have been included in our consolidated financial statements since the March 1, 2019 acquisition date. The following supplemental pro forma information for the three and six months ended June 30, 2019 has been prepared to give effect to the Resolute acquisition as if it had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of the combined company’s proved oil and gas properties, (ii) the capitalization of interest expense, and (iii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by Cimarex of $8.4 million and transaction-related costs incurred by Resolute of $60.0 million. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Cimarex to integrate the Resolute assets. The pro forma financial data has not been adjusted to reflect any other acquisitions or dispositions made during the period presented as their results were not deemed material.

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

(in thousands, except per share information)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$546,463	$1,176,556
Net income	$109,365	$121,909
Net income per common share:
Basic	$1.07	$1.18
Diluted	$1.07	$1.18

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

The reduction in economic activity from the COVID-19 pandemic resulted in unprecedented demand destruction and inventory increases for oil and natural gas liquids. WTI oil prices dropped from an average of $57.53 per barrel in January 2020 to $16.70 per barrel in April 2020. Since April 2020, average oil prices have risen to $38.31 per barrel in June 2020. The oil price improvement and or stabilization has coincided with some recovery of global economic activity, lower supply from major oil producing countries, and moderating inventory levels.

In response to the decline in oil prices in the second quarter 2020, we took immediate steps to reduce our capital investment, including releasing all but one drilling rig by mid-May and deferring completion activity. This resulted in a reduction in capital investments from $248.7 million in the first quarter of 2020 to $83.8 million in the second quarter of 2020. Further, as a result of low oil prices we curtailed approximately 20% of our production in the month of May; however, with the subsequent improvement in oil prices we did not curtail volumes in June, and we are not currently curtailing volumes. At current price levels we have added two drilling rigs and expect to add one additional rig over the remainder of the year, exiting 2020 with four rigs. We also expect to begin completing wells starting in September with two completion crews. As a result, total capital expenditures for 2020 are expected to be approximately $600 million.

The table below shows average NYMEX prices and our company-wide average realized prices and price differentials for the periods indicated. Our average realized prices have declined for all products in the 2020 periods as compared to the 2019 periods, with the exception of the average realized gas price in the second quarter of 2020. Average NYMEX prices have declined for all products in the 2020 periods as compared to the 2019 periods. However, our price differentials have improved for all products in the 2020 periods as compared to the 2019 periods, with the exception of our oil price differential in the second quarter of 2020.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
	2020	2019		2020	2019
Average NYMEX price
Oil — per barrel	$27.85	$59.82	(53)%	$37.01	$57.36	(35)%
Gas — per Mcf	$1.71	$2.64	(35)%	$1.83	$2.90	(37)%

Average realized price
Oil — per barrel	$19.57	$54.24	(64)%	$32.74	$51.64	(37)%
Gas — per Mcf	$0.91	$0.50	82%	$0.72	$1.19	(39)%
NGL — per barrel	$7.52	$13.08	(43)%	$8.71	$14.67	(41)%

Average price differential
Oil — per barrel	$(8.28)	$(5.58)	(48)%	$(4.27)	$(5.72)	25%
Gas — per Mcf	$(0.80)	$(2.14)	63%	$(1.11)	$(1.71)	35%

The average price differentials that we realized in our two primary areas of operation are shown in the table below for the periods indicated.

	Average Price Differentials
	2020			2019
	Year-to-date	Second Quarter	First Quarter	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil
Permian Basin	$(4.17)	$(8.12)	$(2.00)	$(4.48)	$(2.18)	$(3.76)	$(5.80)	$(6.90)
Mid-Continent	$(5.18)	$(9.53)	$(2.02)	$(3.14)	$(2.05)	$(3.72)	$(4.39)	$(2.17)
Total Company	$(4.27)	$(8.28)	$(1.99)	$(4.26)	$(2.16)	$(3.74)	$(5.58)	$(6.03)

Gas
Permian Basin	$(1.48)	$(1.09)	$(1.85)	$(2.14)	$(1.67)	$(1.83)	$(3.10)	$(1.91)
Mid-Continent	$(0.44)	$(0.31)	$(0.57)	$(0.68)	$(0.74)	$(0.66)	$(0.86)	$(0.46)
Total Company	$(1.11)	$(0.80)	$(1.40)	$(1.52)	$(1.31)	$(1.35)	$(2.14)	$(1.24)

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

Summary of Operating and Financial Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019:

•Total production volumes remained flat at 48.3 MMBOE.

•Oil volumes increased 3% to 83.9 MBbls per day.

•Gas volumes increased 3% to 675.2 MMcf per day.

•NGL volumes decreased 10% to 69.3 MBbls per day.

•Total production revenue decreased 37%, or $406.5 million, to $698.5 million.

•Cash flow provided by operating activities decreased 32%, or $210.6 million, to $453.5 million.

•Exploration and development expenditures decreased 52%, or $360.6 million, to $332.4 million.

•Net loss was $1.699 billion, or $17.05 per diluted share, for the first six months of 2020, as compared to net income of $135.6 million, or $1.34 per diluted share, for the first six months of 2019.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

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

Production volumes were lower for all products during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was due to strategic curtailment or shut in of production in certain areas during the three months ended June 30, 2020 as a result of the unprecedented demand destruction and inventory increases for oil and NGLs, and resulting severe price decreases, stemming from the COVID-19 pandemic. Realized prices were lower for oil and NGLs, while realized prices for gas were higher during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Gas price differentials improved during the 2020 period as compared to the 2019 period. For the six months ended June 30, 2020, average realized prices were lower for all products as compared to average realized prices for the six months ended June 30, 2019, while production volumes for oil and gas were higher and production volumes for NGLs were lower. Our revenue decreased 56%, or $298.7 million, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Our revenue decreased 37%, or $406.5 million, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The following tables show our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended June 30,		Variance Between 2020 / 2019		Price/Volume Variance
Production Revenue (in thousands)	2020	2019			Price	Volume	Total
Oil sales	$138,817	$411,766	$(272,949)	(66)%	$(245,949)	$(27,000)	$(272,949)
Gas sales	54,154	30,362	23,792	78%	24,474	(682)	23,792
NGL sales	46,107	95,682	(49,575)	(52)%	(34,103)	(15,472)	(49,575)
	$239,078	$537,810	$(298,732)	(56)%	$(255,578)	$(43,154)	$(298,732)

	Six Months Ended June 30,		Variance Between 2020 / 2019		Price/Volume Variance
Production Revenue (in thousands)	2020	2019			Price	Volume	Total
Oil sales	$499,797	$761,072	$(261,275)	(34)%	$(288,508)	$27,233	$(261,275)
Gas sales	88,984	140,338	(51,354)	(37)%	(57,752)	6,398	(51,354)
NGL sales	109,758	203,621	(93,863)	(46)%	(75,118)	(18,745)	(93,863)
	$698,539	$1,105,031	$(406,492)	(37)%	$(421,378)	$14,886	$(406,492)

The table below presents our production volumes by region.

	Three Months Ended June 30,		Six Months Ended June 30,
Production Volumes	2020	2019	2020	2019
Oil (Bbls per day)
Permian Basin	68,791	70,669	74,198	67,835
Mid-Continent	9,063	12,623	9,502	13,419
Other	102	138	173	179
	77,956	83,430	83,873	81,433
Gas (MMcf per day)
Permian Basin	417.8	379.3	433.4	360.1
Mid-Continent	237.3	285.5	240.7	291.3
Other	0.9	1.0	1.1	1.1
	656.0	665.8	675.2	652.5
NGL (Bbls per day)
Permian Basin	47,291	54,813	48,111	50,567
Mid-Continent	20,068	25,496	21,089	26,060
Other	43	53	51	53
	67,402	80,362	69,251	76,680
Total (BOE per day)
Permian Basin	185,717	188,703	194,548	178,413
Mid-Continent	68,675	85,696	70,705	88,028
Other	295	368	396	427
	254,687	274,767	265,649	266,868

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the six months ended June 30, 2020, approximately 88% of our oil production was in the Permian Basin, up from approximately 83% during the six months ended June 30, 2019. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
	2020	2019		2020	2019
Oil
Total volume — MBbls	7,094	7,592	(7)%	15,265	14,739	4%
Total volume — MBbls per day	78.0	83.4	(7)%	83.9	81.4	3%
Percentage of total production	31%	30%		32%	30%
Average realized price — per barrel	$19.57	$54.24	(64)%	$32.74	$51.64	(37)%
Average WTI Midland price — per barrel	$28.06	$57.72	(51)%	$37.55	$54.35	(31)%
Average WTI Cushing price — per barrel	$27.85	$59.82	(53)%	$37.01	$57.36	(35)%

Gas
Total volume — MMcf	59,694	60,592	(1)%	122,877	118,108	4%
Total volume — MMcf per day	656.0	665.8	(1)%	675.2	652.5	3%
Percentage of total production	43%	41%		42%	41%
Average realized price — per Mcf	$0.91	$0.50	82%	$0.72	$1.19	(39)%
Average Henry Hub price — per Mcf	$1.71	$2.64	(35)%	$1.83	$2.90	(37)%

NGL
Total volume — MBbls	6,134	7,313	(16)%	12,604	13,879	(9)%
Total volume — MBbls per day	67.4	80.4	(16)%	69.3	76.7	(10)%
Percentage of total production	26%	29%		26%	29%
Average realized price — per barrel	$7.52	$13.08	(43)%	$8.71	$14.67	(41)%

Total
Total production — MBOE	23,177	25,004	(7)%	48,348	48,303	—%
Total production — MBOE per day	254.7	274.8	(7)%	265.6	266.9	—%
Average realized price — per BOE	$10.32	$21.51	(52)%	$14.45	$22.88	(37)%

Other revenues

We transport, process, and market some third-party gas that is associated with our equity gas.  We market and sell gas for other working interest owners under short-term agreements and may earn a fee for such services.  The table below reflects revenues from third-party gas gathering and processing and our net marketing margin for marketing third-party gas.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Gas Gathering and Marketing Revenues (in thousands)	2020	2019		2020	2019
Gas gathering and other	$11,589	$9,769	$1,820	$25,172	$20,031	$5,141
Gas marketing	$(1,284)	$(1,116)	$(168)	$(1,498)	$(1,642)	$144

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

Total operating costs and expenses for the three months ended June 30, 2020 were higher by 260%, or $1.035 billion, compared to the three months ended June 30, 2019.  The primary reasons for the increase were: (i) the $941.2 million ceiling test impairment incurred during the three months ended June 30, 2020 and (ii) the $164.7 million increase in net losses on derivative instruments.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2020	2019		2020	2019
Impairment of oil and gas properties	$941,198	$—	$941,198	N/A	N/A
Depreciation, depletion, and amortization	194,954	213,327	(18,373)	$8.41	$8.53
Asset retirement obligation	1,661	2,157	(496)	$0.07	$0.09
Production (1)	64,337	88,995	(24,658)	$2.78	$3.56
Transportation, processing, and other operating (1)	53,282	54,107	(825)	$2.30	$2.16
Gas gathering and other (1)	3,526	6,560	(3,034)	$0.15	$0.26
Taxes other than income	16,486	41,033	(24,547)	$0.71	$1.64
General and administrative	26,226	24,911	1,315	$1.13	$1.00
Stock compensation	6,747	6,494	253	$0.29	$0.26
Loss (gain) on derivative instruments, net	123,885	(40,768)	164,653	N/A	N/A
Other operating expense, net	130	590	(460)	N/A	N/A
	$1,432,432	$397,406	$1,035,026
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

Total operating costs and expenses for the six months ended June 30, 2020 were higher by 190%, or $1.761 billion, compared to the six months ended June 30, 2019. The primary reasons for the increase were: (i) the $1.275 billion in ceiling test impairments incurred during the six months ended June 30, 2020 and (ii) the $714.4 million impairment of goodwill incurred during the six months ended June 30, 2020, partially offset by (iii) the $177.7 million increase in net gains on derivative instruments.

	Six Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2020	2019		2020	2019
Impairment of oil and gas properties	$1,274,849	$—	$1,274,849	N/A	N/A
Depreciation, depletion, and amortization	410,040	403,744	6,296	$8.48	$8.36
Asset retirement obligation	6,385	4,206	2,179	$0.13	$0.09
Impairment of goodwill	714,447	—	714,447	N/A	N/A
Production (1)	151,573	167,399	(15,826)	$3.14	$3.47
Transportation, processing, and other operating (1)	108,204	113,682	(5,478)	$2.24	$2.35
Gas gathering and other (1)	11,824	11,742	82	$0.24	$0.24
Taxes other than income	47,447	74,727	(27,280)	$0.98	$1.55
General and administrative	51,735	53,995	(2,260)	$1.07	$1.12
Stock compensation	13,141	13,207	(66)	$0.27	$0.27
(Gain) loss on derivative instruments, net	(103,055)	74,684	(177,739)	N/A	N/A
Other operating expense, net	381	8,916	(8,535)	N/A	N/A
	$2,686,971	$926,302	$1,760,669
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

For the six months ended June 30, 2020, we incurred ceiling test impairments totaling $1.275 billion ($941.2 million for the three months ended June 30, 2020 and $333.7 million for the three months ended March 31, 2020). These impairments resulted primarily from the impact of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We expect these conditions to continue at least through September 30, 2020 and possibly beyond and, therefore, expect to incur another ceiling test impairment at September 30, 2020.

Depreciation, Depletion, and Amortization

Depletion of our producing properties is computed using the units-of-production method. The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. Our depletion expense decreased during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a decrease in our depletable basis mostly due to ceiling test impairments recognized at December 31, 2019 and March 31, 2020 and secondarily due to a decrease in our production as a result of strategic curtailments and shut ins in the three months ended June 30, 2020 stemming from the demand destruction and inventory buildups caused by the COVID-19 pandemic. These causes for decreased depletion were partially offset by a decrease in our reserves primarily due to a decrease in the trailing twelve month prices used to calculate reserves. Depletion expense increased slightly during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This is primarily due to the decrease in our reserves as a result of a decrease in the trailing twelve month prices, mostly offset by a decreased depletable basis, primarily as a result of ceiling test impairments recognized at December 31, 2019 and March 31, 2020.

Fixed assets consist primarily of gathering and plant facilities, vehicles, airplanes, office furniture, and computer equipment and software.  These items are recorded at cost and are depreciated to depreciation expense on the straight-line method based on the expected lives of the individual assets, which range from 3 to 30 years.  Also included in our depreciation expense is the depreciation of our finance lease gathering system right-of-use asset. The increase in depreciation expense during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 is primarily due to increased depreciation on our gathering and plant facilities due to ongoing expenditures on this infrastructure. Depreciation, depletion, and amortization (“DD&A”) consisted of the following for the periods indicated:

	Three Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
DD&A Expense (in thousands, except per BOE)	2020	2019		2020	2019
Depletion	$177,136	$196,899	$(19,763)	$7.64	$7.87
Depreciation	17,818	16,428	1,390	0.77	0.66
	$194,954	$213,327	$(18,373)	$8.41	$8.53

	Six Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
DD&A Expense (in thousands, except per BOE)	2020	2019		2020	2019
Depletion	$375,262	$371,611	$3,651	$7.76	$7.69
Depreciation	34,778	32,133	2,645	0.72	0.67
	$410,040	$403,744	$6,296	$8.48	$8.36

Impairment of Goodwill

We concluded that goodwill was impaired at March 31, 2020 and expensed the entire balance of $714.4 million at that time. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
Production Expense (in thousands, except per BOE)	2020	2019		2020	2019
Lease operating expense	$58,427	$73,047	$(14,620)	$2.52	$2.92
Workover expense	5,910	15,948	(10,038)	0.26	0.64
	$64,337	$88,995	$(24,658)	$2.78	$3.56

	Six Months Ended June 30,		Variance Between 2020 / 2019	Per BOE
Production Expense (in thousands, except per BOE)	2020	2019		2020	2019
Lease operating expense	$132,896	$136,626	$(3,730)	$2.75	$2.83
Workover expense	18,677	30,773	(12,096)	0.39	0.64
	$151,573	$167,399	$(15,826)	$3.14	$3.47

Lease operating expense for the second quarter of 2020 decreased 20%, or $14.6 million, compared to the second quarter of 2019. Lease operating expense for the six months ended June 30, 2020 decreased 3%, or $3.7 million, compared to the six months ended June 30, 2019. The decreases in the 2020 periods as compared to the 2019 periods are primarily related to the reduction in activity, which has reduced: (i) saltwater disposal costs due to the reduction in production as a result of shut ins and decreased drilling and completion, (ii) labor costs, due to releasing contract workers as well as employees volunteering for an early retirement incentive program, (iii) rental equipment costs due to decreased drilling and completion, and (iv) repair and maintenance costs as non-essential work has been delayed.

Workover expense for the second quarter of 2020 decreased 63%, or $10.0 million, compared to the second quarter of 2019. Workover expense for the six months ended June 30, 2020 decreased 39%, or $12.1 million, compared to the six months ended June 30, 2019. We had fewer workover projects during the 2020 periods as compared to the 2019 periods as a result of a concerted effort to reduce activity and delay non-essential work. We expect workover expense to increase from the second quarter of 2020 levels going forward in 2020.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, changes in fuel and compression costs, and the structure of sales contracts. If the sales contract transfers control of the product at the wellhead, transportation and processing costs are included as a reduction in the revenue we record and are not included in transportation, processing, and other operating costs. Transportation, processing, and other operating costs for the second quarter of 2020 were 2%, or $0.8 million, lower than the same costs in the second quarter of 2019. Transportation, processing, and other operating costs for the six months ended June 30, 2020 were 5%, or $5.5 million, lower than the same costs in the six months ended June 30, 2019.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. A portion of these costs are reclassified to “Transportation, processing, and other operating” expense and “Production” expense in order to reflect an allocation of the costs incurred to operate our gas gathering facilities as a cost of transporting our equity share of gas produced and operating our wells. Gas gathering and other in the three months ended June 30, 2020 was 46%, or $3.0 million, lower than gas gathering and other in the three months ended June 30, 2019 resulting primarily from decreases in compression and other third-party costs. Gas gathering and other in the six months ended June 30, 2020 was consistent with gas gathering and other in the six months ended June 30, 2019.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes.  State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Taxes Other than Income (in thousands)	2020	2019		2020	2019
Production	$6,868	$29,648	$(22,780)	$28,455	$56,739	$(28,284)
Ad valorem	9,232	11,093	(1,861)	18,451	17,534	917
Other	386	292	94	541	454	87
	$16,486	$41,033	$(24,547)	$47,447	$74,727	$(27,280)

Taxes other than income as a percentage of production revenue	6.9%	7.6%		6.8%	6.8%

Taxes other than income decreased $24.5 million, or 60%, in the second quarter of 2020 as compared to the second quarter of 2019 and decreased $27.3 million, or 37%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Production taxes typically make up the majority of our taxes other than income and they decreased significantly primarily due to decreased revenues as a result of decreased prices and volumes. Ad valorem tax accruals are based on the most recent actual taxes paid with adjustments made based on expected valuations and as better information, including actual valuations, is received. Other taxes other than income are comprised of franchise and consumer use and sales taxes.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized ranged from 35% to 47% during the periods presented in the table below, which shows our G&A costs.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 /2019
General and Administrative Expense (in thousands)	2020	2019		2020	2019
Gross G&A	$40,466	$46,930	$(6,464)	$83,267	$96,166	$(12,899)
Less amounts capitalized to oil and gas properties	(14,240)	(22,019)	7,779	(31,532)	(42,171)	10,639
G&A expense	$26,226	$24,911	$1,315	$51,735	$53,995	$(2,260)

G&A expense for the second quarter of 2020 was 5%, or $1.3 million, higher than G&A expense for the second quarter of 2019. G&A expense for the six months ended June 30, 2020 was 4%, or $2.3 million, lower than G&A expense for the six months ended June 30, 2019. Salaries and wages, annual bonus accrual expense, and profit sharing accrual expense are lower in the 2020 periods as compared to the 2019 periods. In January and March 2020, we offered employees who met certain eligibility criteria the opportunity to participate in a voluntary early retirement incentive program. As a result of this program, we recognized severance expense of $3.6 million and $14.5 million in G&A expense during the three and six months ended June 30, 2020, respectively. We expect to recognize a total of $17.0 million in severance expense for this program. In response to current low oil prices, we have reduced our acquisition, exploration, and development activities, and, therefore, the percentage of gross G&A capitalized has decreased from prior periods and we expect this trend to continue in future quarters until activity increases.

Stock Compensation

Stock compensation expense consists of non-cash charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Stock Compensation Expense (in thousands)	2020	2019		2020	2019
Restricted stock awards:
Performance stock awards	$4,059	$5,535	$(1,476)	$8,119	$10,929	$(2,810)
Service-based stock awards	6,585	5,993	592	13,962	13,224	738
	10,644	11,528	(884)	22,081	24,153	(2,072)
Stock option awards	416	396	20	914	1,018	(104)
Total stock compensation cost	11,060	11,924	(864)	22,995	25,171	(2,176)
Less amounts capitalized to oil and gas properties	(4,313)	(5,430)	1,117	(9,854)	(11,964)	2,110
Stock compensation expense	$6,747	$6,494	$253	$13,141	$13,207	$(66)

Periodic stock compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards.

Loss (Gain) on Derivative Instruments, Net

The following table presents the components of “Loss (gain) on derivative instruments, net” for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Loss (Gain) on Derivative Instruments, Net (in thousands)	2020	2019		2020	2019
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$19,826	$(6,370)	$26,196	$32,319	$(16,216)	$48,535
Oil contracts	168,000	(28,161)	196,161	(28,319)	88,086	(116,405)
	187,826	(34,531)	222,357	4,000	71,870	(67,870)
Cash (receipts) payments on derivative instruments, net:
Gas contracts	(5,870)	(21,176)	15,306	(17,589)	(17,412)	(177)
Oil contracts	(58,071)	14,939	(73,010)	(89,466)	20,226	(109,692)
	(63,941)	(6,237)	(57,704)	(107,055)	2,814	(109,869)
Loss (gain) on derivative instruments, net	$123,885	$(40,768)	$164,653	$(103,055)	$74,684	$(177,739)

Other Operating Expense, Net

Other operating expense, net during the six months ended June 30, 2019 included $8.4 million in acquisition-related costs incurred to effect the Resolute acquisition. These costs consisted primarily of advisory and legal fees.

Other Income and Expense

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Other Income and Expense (in thousands)	2020	2019		2020	2019
Interest expense	$23,047	$24,674	$(1,627)	$46,228	$45,079	$1,149
Capitalized interest	(12,939)	(16,805)	3,866	(26,121)	(25,547)	(574)
Loss on early extinguishment of debt	—	—	—	—	4,250	(4,250)
Other, net	3,496	(2,167)	5,663	2,625	(4,408)	7,033
	$13,604	$5,702	$7,902	$22,732	$19,374	$3,358

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

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream and water facility assets. Capitalized interest will fluctuate based primarily on the amount of costs subject to interest capitalization and based on the rates applicable to borrowings outstanding during the period. The amount of interest capitalized was lower for the three months ended June 30, 2020 than it was for the three months ended June 30, 2019 due to a decrease in costs subject to interest capitalization primarily as a result of a decrease in the balance of non-producing leasehold acquired in the Resolute acquisition. Since the March 1, 2019 acquisition, the balance of these assets has declined due to purchase price adjustments and transfers to proved properties. The amount of interest capitalized was slightly higher for the six months ended June 30, 2020 than it was for the six months ended June 30, 2019 due to an increase in costs subject to interest capitalization primarily as a result of the balance of non-producing leasehold acquired in the Resolute acquisition being subject to capitalization for the entirety of the six months ended June 30, 2020 as compared to four months of the six months ended June 30, 2019. This increase in costs subject to capitalization was partially offset by reduced in-progress costs of drilling and completing wells during 2020 as compared to 2019.

Components of “Other, net” consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous asset sales, and income and expense associated with other non-operating activities.

Income Tax (Benefit) Expense

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended June 30,		Variance Between 2020 / 2019	Six Months Ended June 30,		Variance Between 2020 / 2019
Income Tax (Benefit) Expense (in thousands)	2020	2019		2020	2019
Current tax expense (benefit)	$37	$—	$37	$(161)	$—	$(161)
Deferred tax (benefit) expense	(271,543)	34,046	(305,589)	(287,900)	42,119	(330,019)
	$(271,506)	$34,046	$(305,552)	$(288,061)	$42,119	$(330,180)

Combined federal and state effective income tax rate	22.7%	23.7%		14.5%	23.7%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. The combined federal and state effective income tax rate for the six months ended June 30, 2020 is impacted by the tax effects of the impairment of the non-deductible goodwill recorded as a discrete item during the first quarter 2020. As such, we believe our effective tax rate will be higher in subsequent periods. In addition, if future ceiling test impairments cause our deferred tax balance to change from a net deferred tax liability to a net deferred tax asset, we may be required to establish a valuation allowance against the net deferred tax asset at that time. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

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

We address volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enables us to respond quickly to industry volatility. In response to the decline in oil prices in the second quarter 2020, we took immediate steps to reduce our capital investment, including releasing all but one drilling rig by mid-May and deferring completion activity. However, with the subsequent improvement in oil prices we have added two drilling rigs and expect to add one additional rig over the remainder of the year, exiting 2020 with four rigs. We also expect to begin completing wells starting in September with two completion crews. As a result, total capital expenditures for 2020 are expected to be approximately $600 million. See Capital Expenditures below for information regarding our E&D activities for the three and six months ended June 30, 2020 and 2019 and our plans to fund 2020 capital expenditures.

We periodically use derivative instruments to mitigate volatility in commodity prices. At June 30, 2020, we had derivative contracts covering a portion of our 2020 - 2022 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

Cash and cash equivalents at June 30, 2020 were $43.8 million. At June 30, 2020, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At June 30, 2020, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $1.248 billion. See Long-term Debt below for more information regarding our debt.

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

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$453,497	$664,083
Net cash used by investing activities	$(454,614)	$(1,022,672)
Net cash used by financing activities	$(49,763)	$(422,663)

Net cash provided by operating activities for the six months ended June 30, 2020 was $453.5 million, down $210.6 million, or 32%, from $664.1 million for the six months ended June 30, 2019. The $210.6 million decrease resulted primarily from a decrease in revenues in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to the price collapses and demand destruction seen in 2020 as a result of the COVID-19 pandemic and actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries in the first quarter of 2020. This decrease was partially offset by increased cash inflows for settlements of derivative instruments, decreased operating expenses, and a decreased investment in working capital during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. See RESULTS OF OPERATIONS above for more information regarding the changes in revenues and expenses.

Net cash used by investing activities for the six months ended June 30, 2020 and 2019 was $454.6 million and $1.023 billion, respectively. The majority of our cash flows used by investing activities are for oil and gas capital expenditures, which totaled $418.6 million and $711.8 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used by investing activities in the six months ended June 30, 2019 included the $325.7 million cash portion of the consideration paid for the Resolute acquisition, net of the $41.2 million in cash acquired with Resolute. The remaining investing cash outflows are primarily for midstream asset expenditures. Included in net cash used by investing activities are the proceeds of miscellaneous asset sales, including non-strategic oil and gas properties.

Net cash used by financing activities was $49.8 million and $422.7 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we borrowed and repaid an aggregate of $161.0 million on our credit facility to meet cash requirements as needed. During the six months ended June 30, 2020, we amended our credit facility, paying $1.5 million in financing costs. During the six months ended June 30, 2019, we issued $500 million aggregate principal amount of 4.375% senior unsecured notes due March 15, 2029 at 99.862% of par for proceeds of $499.3 million, paying $4.6 million in underwriting fees and financing costs. Additionally, we borrowed and repaid an aggregate of $1.211 billion on our credit facility during the six months ended June 30, 2019 to assist in funding the Resolute acquisition. In connection with the acquisition of Resolute, we assumed $870.0 million in principal amount of long-term debt that we immediately repaid, incurring a redemption fee of $4.3 million. During the six months ended June 30, 2019, we amended our credit facility, paying $3.0 million in financing costs. Net cash used by financing activities during both periods included: (i) the payment of dividends, (ii) the payment of income tax withholdings made on behalf of our employees upon the net settlement of employee stock awards, and (iii) finance lease payments. During the six months ended June 30, 2020, we paid one $0.20 per share dividend and one $0.22 per share dividend on our common stock and two $20.3125 per share dividends on our preferred stock, totaling $45.2 million. During the six months ended June 30, 2019, we paid one $0.18 per share dividend and one $0.20 per share dividend on our common stock and one $20.3125 per share dividend on our preferred stock, totaling $38.6 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas acquisition, exploration, and development activities. The table also presents the amounts, net of applicable purchase price adjustments, removed from our oil and gas properties balance due to property sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Acquisitions:
Proved	$—	$1,200	$7,250	$693,800
Unproved	—	1,000	—	1,051,782
	—	2,200	7,250	1,745,582
Exploration and development:
Land and seismic	12,116	14,552	26,040	24,079
Exploration and development	71,666	310,428	306,394	668,919
	83,782	324,980	332,434	692,998
Property sales:
Proved	—	(22,058)	—	(18,028)
Unproved	—	(6,253)	(830)	(9,754)
	—	(28,311)	(830)	(27,782)
	$83,782	$298,869	$338,854	$2,410,798

Amounts in the table above are presented on an accrual basis. The Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

On March 1, 2019, we completed the acquisition of Resolute Energy Corporation, an independent oil and gas company focused on the acquisition and development of unconventional oil and gas properties in the Delaware Basin area of the Permian Basin of west Texas. The fair value of the proved and unproved properties recorded in the preliminary purchase price allocation for this acquisition as of June 30, 2019 was $692.6 million and $1.05 billion, respectively, as included in the table above.

Our 2020 total capital expenditures were originally projected to range from $1.25-$1.35 billion, with the majority expected to be invested in the Permian Basin. In response to the decline in oil prices in the second quarter 2020, we took immediate steps to reduce our capital investment, including releasing all but one drilling rig by mid-May and deferring completion activity. However, with the subsequent improvement in oil prices we have added two drilling rigs and expect to add one additional rig over the remainder of the year, exiting 2020 with four rigs. We also expect to begin completing wells starting in September with two completion crews. As a result, total capital expenditures for 2020 are expected to be approximately $600 million. As has been our historical practice, we regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in commodity prices, service costs, and drilling success. We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to continue to fund our 2020 capital investment program with cash flow from our operating activities, cash on hand, and periodic borrowings under our credit facility. Sales of non-strategic assets and possible capital markets transactions may also be used to supplement funding of capital expenditures and acquisitions. The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time to time. See Long-term Debt—Bank Debt below for further information regarding our credit facility.

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross wells
Permian Basin	17	44	52	56
Mid-Continent	20	66	39	92
	37	110	91	148
Net wells
Permian Basin	11.1	31.9	30.9	36.9
Mid-Continent	1.4	7.8	1.7	10.7
	12.5	39.7	32.6	47.6

As of June 30, 2020, we had 1 gross (0.9 net) well in the process of being drilled. This well is in the Permian Basin. As of June 30, 2020, we had 73 gross (31.1 net) wells waiting on completion: 47 gross (31.1 net) in the Permian Basin and 26 gross (less than 1 net) in the Mid-Continent region. By mid-May 2020, we had released all but one rig and placed completion activities on hold due to economic conditions at the time. Since that time, we have added two drilling rigs and expect to add one additional rig over the remainder of the year, exiting 2020 with four rigs. We also expect to begin completing wells starting in September with two completion crews. We maintain flexibility to adjust our activity as conditions change.

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

Long-term Debt

Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(3,099)	$746,901	$750,000	$(3,535)	$746,465
3.90% Notes due 2027	750,000	(5,919)	744,081	750,000	(6,289)	743,711
4.375% Notes due 2029	500,000	(4,711)	495,289	500,000	(4,930)	495,070
	$2,000,000	$(13,729)	$1,986,271	$2,000,000	$(14,754)	$1,985,246
________________________________________
(1)The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At June 30, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.6 million and $1.4 million, respectively. At June 30, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.1 million and $0.6 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.8 million and $1.5 million, respectively. At December 31, 2019, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $4.3 million and $0.6 million, respectively.

Bank Debt

On June 3, 2020, we entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) dated as of February 5, 2019 for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. The First Amendment, among other things: (i) allows up to $3.5 billion of non-cash impairment charge add-backs to Shareholders’ Equity for covenant calculation purposes, (ii) institutes traditional anti-cash hoarding provisions at a consolidated cash threshold of $175.0 million, (iii) reduces the priority lien debt basket from 15% of Consolidated Net Tangible Assets (as defined in the credit agreement) to a $50.0 million cap, and (iv) adds an acknowledgement and consent to European Union bail-in legislation. As of June 30, 2020, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion. During the three and six months ended June 30, 2020, we borrowed and repaid an aggregate of $60.0 million and $161.0 million, respectively, on the Credit Facility to meet cash requirements as needed.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capitalization ratio of no greater than 65%. As of June 30, 2020, we were in compliance with all of the financial covenants.

At June 30, 2020 and December 31, 2019, we had $5.0 million and $4.0 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. We incurred $1.5 million in fees paid to the creditor and third-party costs for the First Amendment. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of June 30, 2020.

Working Capital Analysis

At June 30, 2020, we had a working capital deficit of $80.7 million, a decrease of $56.5 million or 41% from a working capital deficit of $137.1 million at December 31, 2019. Our working capital deficit decreased primarily as a result of the following:

Working Capital Increases

•Operations-related accounts payable and accrued liabilities decreased by $192.4 million, primarily due to a decrease in revenue payable due to declines in prices, a decrease in trade accounts payable due to decreased activity, and a decrease in taxes other than income due to ad valorem tax payments made at the beginning of the year and due to declines in prices lowering our production taxes payable;

•A decrease in our exploration and development and midstream capital accruals of $86.3 million as a result of our decision to reduce our capital investment in response to the decline in oil prices in the second quarter 2020;

•An increase of $18.8 million in our net current asset derivative position; and

•A $10.0 million decrease in our lease liabilities.

Working Capital Decreases

•Accounts receivable decreased by $203.8 million, primarily due to declines in prices lowering our oil and gas sales receivable; and

•A $50.9 million decrease in our cash and cash equivalents. See Analysis of Cash Flow Changes above for further information on the change in our cash balance.

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

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In May 2020, our Board of Directors declared a cash dividend of $0.22 per common share, totaling $22.6 million, which is payable on or before September 1, 2020 to stockholders of record on August 14, 2020. Also in May 2020, our Board of Directors declared a cash dividend of $20.3125 per preferred share, totaling $1.3 million. The dividend was paid in July to preferred stockholders of record on July 1, 2020. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2020, our material off-balance sheet arrangements consisted of operating lease agreements with lease terms at commencement of 12 months or less. As an accounting policy, we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.

Contractual Obligations and Material Commitments

At June 30, 2020, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	07/01/20 - 06/30/21	07/01/21 - 06/30/23		07/01/23 - 06/30/25		07/01/25 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$750,000		$1,250,000
Long-term debt—interest (1)	532,937	81,868	167,875		135,063		148,131
Operating leases (2)	80,319	20,443	24,875		22,641		12,360
Unconditional purchase obligations (3)	23,408	10,711	6,273		6,167		257
Derivative liabilities	74,766	51,556	23,210		—		—
Asset retirement obligation (4)	168,618	18,244	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	45,249	3,695	9,124		3,500		28,930
	$2,925,297	$186,517	$231,357		$917,371		$1,439,678
________________________________________
(1)The interest payments presented above include the accrued interest payable on our long-term debt as of June 30, 2020 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of June 30, 2020. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.
(2)Operating leases include the estimated remaining contractual payments under lease agreements as of June 30, 2020. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.
(3)Of the total unconditional purchase obligations, $20.9 million represents obligations for firm transportation agreements for gas and oil pipeline capacity.
(4)We have excluded the presentation of the timing of the cash flows associated with our long-term asset retirement obligations because we cannot make a reasonably reliable estimate of the future period of cash settlement. The long-term asset retirement obligation is included in the total asset retirement obligation presented.
(5)Other long-term liabilities include contractual obligations associated with our employee supplemental savings plan, gas balancing liabilities, and other miscellaneous liabilities. All of these liabilities are accrued on our Condensed Consolidated Balance Sheet. The current portion associated with these long-term liabilities is also presented in the table above.

The following discusses various commercial commitments that we have made that may include potential future cash payments if we fail to meet various performance obligations. These are not reflected in the table above, unless otherwise noted.

At June 30, 2020, we had estimated commitments of approximately: (i) $209.5 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $6.8 million to finish gathering system and water facilities construction in progress.

At June 30, 2020, we had firm sales contracts to deliver approximately 522.5 Bcf of gas over the next 11.0 years. If we do not deliver this gas, our estimated financial commitment, calculated using July 2020 index prices, would be approximately $499.3 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no financial commitment will be due based on our current proved reserves and production levels and our ability to make market purchases to fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 8.5 years. If we do not deliver the committed gas or NGLs, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2020, would be approximately $676.6 million.

With the current commodity price environment we curtailed some production and reduced drilling activity during the second quarter 2020 and may again curtail production and further reduce drilling activity in the future; however, at this time we do not believe any financial commitment resulting from potential future volume commitment shortfalls will be material.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas, or oil, as the case may be, the estimated maximum amount that would be payable under these commitments, calculated as of June 30, 2020, would be approximately $106.6 million. Of this total, we have accrued a liability of $4.3 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points. This accrual is reflected in the table above in Other long-term liabilities. With the current commodity price environment we curtailed some production and reduced drilling activity during the second quarter 2020 and may again curtail production and further reduce drilling activity in the future; however, at this time we do not believe any financial commitment resulting from potential future minimum volume delivery commitment shortfalls will be material.

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

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended June 30, 2020, our total production revenue was comprised of approximately 58% oil sales, 23% gas sales, and 19% NGL sales. For the six months ended June 30, 2020, our total production revenue was comprised of approximately 71% oil sales, 13% gas sales, and 16% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the period indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
(in thousands)
Oil	± $1.00	per barrel	± $7,094	± $15,265
Gas	± $0.10	per Mcf	± $5,969	± $12,288
NGL	± $1.00	per barrel	± $6,134	± $12,604
			± $19,197	± $40,157

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At June 30, 2020, we had oil and gas derivatives covering a portion of our 2020 - 2022 production, which were recorded as current assets and current and non-current liabilities. At June 30, 2020, our oil and gas derivatives had a gross asset fair value of $71.6 million and a gross liability fair value of $74.8 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how a hypothetical ± 10% change in the underlying forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of June 30, 2020.

		Impact on Fair Value
	Change in Forward Price	June 30, 2020
		(in thousands)
Oil	-10%	$60,666
Oil	+10%	$(61,390)
Gas	-10%	$16,992
Gas	+10%	$(17,113)

Interest Rate Risk

At June 30, 2020, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020.  Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with other information set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2019, should be carefully considered by current and future investors in our securities. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties presently unknown to us or currently deemed immaterial also may impair our business operations. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, and results of operations, which in turn could negatively impact the value of our securities. Many of these risks relate to the current COVID-19 pandemic; however, there are many other impacts of the pandemic or outbreaks of other communicable diseases that may become material. Given the unpredictable and unprecedented nature of the current situation it is impractical to identify all potential risks and estimate the ultimate adverse impact on our business. All the risks disclosed in this Form 10-Q and our Form 10-K may be amplified by the COVID-19 outbreak and its unpredictable nature. These risk factors speak only as of the filing date of this Form 10-Q and are subject to change without notice as we cannot predict all risk relating to this quickly evolving set of events.

Risks Concerning Cimarex and its Operations

Outbreaks of communicable diseases could adversely affect our business, financial condition, and results of operations.

Global or national health concerns, including a widespread outbreak of contagious disease, can negatively impact the global economy, reduce demand and pricing for oil, gas, and NGLs, lead to operational disruptions and limit our ability to execute on our business plan, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, uncertainty regarding the impact of any contagious disease outbreak could lead to increased volatility in oil, gas, and NGL prices. For example, the current pandemic involving COVID-19 and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for oil, gas, and NGLs. If the COVID-19 outbreak worsens, we may also experience further disruptions to the commodities markets, as well as disruptions to the equipment supply chains and the availability of our workforce as well as the workforces of contractors and regulators, any of which could adversely affect our ability to conduct our business and operations. There currently are too many variables and uncertainties regarding the COVID-19 pandemic, such as the ultimate geographic spread, duration, and severity of the outbreak and the extent and duration of governmental restrictions and business closures, to fully assess the potential impact on our business and operations; however, the potential impact could materially and adversely affect our business, financial condition, and results of operations.

Oil, gas, and NGL prices fluctuate due to a number of factors beyond our control, creating a component of uncertainty in our development plans and overall operations. Declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

Oil and gas markets are volatile. We cannot predict future prices. The prices we receive for our production heavily influence our revenue, profitability, access to capital, and future rate of growth. The prices we receive depend on numerous factors beyond our control. These factors include, but are not limited to, changes in domestic and global supply and demand for oil and gas, the level of domestic and global oil and gas exploration and production activity, pipeline capacity constraints limiting takeaway and increasing basis differentials, geopolitical instability, the actions of OPEC and other cooperating countries, global or national health concerns including the outbreak of pandemic or contagious diseases such as COVID-19, weather conditions, technological advances affecting energy consumption, governmental regulations and taxes, and the price and technological advancement of alternative fuels. Demand for oil and gas has severely diminished because of the COVID-19 pandemic and the resulting closure of factories and businesses, the significant travel restrictions and the stay-at-home orders, causing lower commodity prices. Oil prices also can decrease if OPEC increases supply, as it did in the first quarter of 2020 at a time when global demand was also decreasing. If any of these conditions persist, our financial results could be adversely affected by the reduction in production revenues and our inability to collect amounts owed by purchasers of our production or counterparties to our hedging transactions whose businesses also are impacted by these same conditions.

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

If commodity prices remain at current levels or decline further, we will be required to take additional write-downs of the carrying value of our oil and gas properties.

Accounting rules require that we periodically review the carrying value of our oil and gas properties for possible impairment. We recognized ceiling test impairments of $941.2 million and $333.7 million in the three months ended June 30, 2020 and March 31, 2020, respectively, and $618.7 million in year ended December 31, 2019. The impairments resulted primarily from the impact of decreases in the trailing twelve-month average prices for oil, gas, and NGLs utilized in determining the estimated future net cash flows from proved reserves. We expect to incur another ceiling test impairment at September 30, 2020 and, if commodity pricing conditions stay at current levels or decline further, we may incur further ceiling test impairments in future quarters. Because the ceiling calculation uses trailing twelve-month average commodity prices, the effect of declining prices is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet.

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

In addition to the existence of adequate markets, our oil and gas production depends in large part on the proximity and capacity of pipeline systems, as well as storage, transportation, processing, and fractionation facilities, most of which are owned by third parties. Oil, refined products, and gas storage remain at historically high levels due to reduced demand from the COVID-19 pandemic which places commodity price pressure across all commodities. We do not anticipate the inability to transport our commodities; however, should that occur, the company’s production could be curtailed which would impact drilling plans. Curtailments of production could lead to payment being required where we fail to deliver oil, gas, and NGLs to meet minimum volume commitments. These availability and capacity issues are more likely to occur in remote areas with less established infrastructure, such as our Delaware Basin area where we have significant oil and gas production. Any of these availability or capacity issues, whether resulting from the COVID-19 pandemic, construction delays, weather, fire, or other reasons, could negatively affect our operations and revenues.

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

A cyber attack involving our information systems and related infrastructure, or those of our business associates, could disrupt our business and negatively impact our operations in a variety of ways, including but not limited to:

•unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;

•data corruption or operational disruption of production-related infrastructure could result in a loss of production, or accidental discharge;

•a cyber attack on a vendor or service provider could result in supply chain disruptions, which could delay or halt our major development projects;

•a cyber attack on third-party gathering, pipeline, or rail transportation systems could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues; and

•a cyber attack on our accounting or accounts payable systems could expose us to liability to employees and third parties if their personal identifying information is obtained.

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

At June 30, 2020, our long-term debt consisted of $750 million of 4.375% senior notes due in 2024, $750 million of 3.90% senior notes due in 2027, and $500 million of 4.375% senior notes due in 2029. In addition to interest expense and principal on our long-term debt, we have demands on our cash resources including, among others, capital expenditures, operating expenses, and contractual commitments.

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

We may not generate sufficient cash flow from operations. Without sufficient cash flow, there may not be adequate future sources of capital to enable us to service our indebtedness or to fund our other liquidity needs. Our cash flow has been impacted by the reduced commodity prices and lower production resulting from diminished demand caused by the COVID-19 pandemic. If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:

•reducing or delaying capital expenditures;
•seeking additional debt financing or equity capital;
•selling assets; or
•restructuring or refinancing debt.

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

The indenture governing our senior notes and our credit agreement contain various restrictive covenants that may limit management’s discretion in certain respects. In particular, these agreements limit Cimarex’s and its subsidiaries’ ability to, among other things:

•create certain liens;
•consolidate, merge, or transfer all, or substantially all, of our assets and our restricted subsidiaries; or
•enter into sale and leaseback transactions.

In addition, our revolving credit agreement requires us to maintain a total debt-to-capitalization ratio (as defined in the credit agreement) of not more than 65%. While we were in compliance with this covenant at June 30, 2020, net losses in the future driven by ceiling test impairments could cause us to exceed this ratio.

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

Exploration, production, and the sale of oil and gas are subject to extensive laws and regulations, including those implemented to protect the environment, human health and safety, and wildlife. Federal, state, and local regulatory agencies frequently require permitting and impose conditions on our activities. During the permitting process, these regulatory agencies often exercise considerable discretion in both the timing and scope of the permits, and the public, including special interest groups, often has an opportunity to influence the timing and outcome of the process. The requirements or conditions imposed by these agencies can be costly and can delay the commencement of our operations. In addition, a number of initiatives were put forth by the Obama administration in the form of Presidential or Secretarial Memoranda, which are still in effect, and have the potential to impact the cost of doing business or could result in substantial delays in permitting, drilling, and other oil and gas activities. A change in administration could lead to additional impacts on the cost of doing business and additional delays in permitting, drilling and other oil and gas activities on federal as well as tribal, state, and private lands. Permits and other regulatory approvals also may be negatively impacted by the impact of COVID-19 restrictions on regulatory employees responsible for regulatory approvals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the three months ended June 30, 2020. The shares repurchased represent shares of our common stock that employees elected to surrender to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Cimarex does not consider this a share buyback program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2020	1,160	$20.53	—	—
May 1-31, 2020	—	—	—	—
June 1-30, 2020	—	—	—	—
Total	1,160	$20.53	—	—

ITEM 6. EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith.

Exhibit Number	Description
10.1	Form of Severance Compensation Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020 (Commission File No. 001-31446) and incorporated herein by reference).
10.2
Form of Notice of Grant of Performance Stock Units and Award Agreement (Performance Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 13, 2020 (Commission File No. 001-31446) and incorporated herein by reference).

10.3
Form of Amendment to Severance Compensation Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed May 12, 2020 (Commission File No. 001-31446) and incorporated herein by reference).

10.4
First Amendment to Amended and Restated Credit Agreement, dated June 3, 2020, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, the co-documentation agents party thereto, J.P. Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as lead arrangers and bookrunners, and the lenders party thereto. (filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 4, 2020 (Commission File No. 001-31446) and incorporated herein by reference).

10.5
Amended and Restated Credit Agreement, dated February 5, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, the co-documentation agents party thereto, J.P. Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as lead arrangers and bookrunners, and the lenders party thereto. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2019 (Commission File No. 001-31446) and incorporated herein by reference).

10.6
Succession Agreement dated July 1, 2020 between Cimarex Energy Co. and Joseph R. Albi (filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed July 2, 2020 (Commission File No. 001-31446) and incorporated herein by reference).

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

August 7, 2020

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)