Form 10-Q
period 2021-03-31
CIMAREX ENERGY CO
filed 2021-05-06
CIK 1168054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended	March 31, 2021
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
      Yes ☐  No ☒

    The number of shares of Cimarex Energy Co. common stock outstanding as of April 30, 2021 was 102,818,796.

CIMAREX ENERGY CO.

GLOSSARY

Bbls—Barrels (of oil or natural gas liquids)
Bcf—Billion cubic feet (of natural gas)
BOE—Barrels of oil equivalent
Gross Wells—The total wells in which a working interest is owned.
MBbls—Thousand barrels (of oil or natural gas liquids)
MBOE—Thousand barrels of oil equivalent
Mcf—Thousand cubic feet (of natural gas)
MMBtu—Million British thermal units
MMcf—Million cubic feet (of natural gas)
Net Wells—The sum of the fractional working interest owned in gross wells expressed in whole numbers and fractions of whole numbers.
NGL or NGLs—Natural gas liquids

Energy equivalent is determined using the ratio of one barrel of oil, condensate, or NGL to six Mcf of natural gas.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide projections of our 2021 capital expenditures. All statements, other than statements of historical facts, that address activities, events, outcomes, and other matters that Cimarex plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and our Form 10-K for the year ended December 31, 2020. Forward-looking statements include statements with respect to, among other things:

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

•Cost and availability of gathering, pipeline, processing, refining, transportation and other midstream and downstream activities and our ability to sell oil, gas, and NGLs, which may be negatively impacted by the COVID-19 pandemic, severe weather, and other risks, and may lead to a lack of any available markets;

•Availability of supply chains and critical equipment and supplies, which may be negatively impacted by the COVID-19 pandemic and other risks;

•Higher than expected costs and expenses, including the availability and cost of services and materials, which may be negatively impacted by the COVID-19 pandemic and severe weather;

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

•Reductions in the quantity of oil, gas, and NGLs sold and prices received because of decreased demand and/or curtailments in production relating to mechanical, transportation, processing, storage, capacity, marketing, weather, the COVID-19 pandemic, or other problems;

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

•Economic and competitive conditions;

•Lack of or cost of available insurance;

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

•Establishing valuation allowances against our deferred tax assets;

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2020 cause our underlying assumptions to be incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I
ITEM 1. Financial Statements
CIMAREX ENERGY CO.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$523,798	$273,145
Accounts receivable, net of allowance:
Trade	65,272	49,650
Oil and gas sales	348,594	271,141
Gas gathering, processing, and marketing	13,098	11,694
Oil and gas well equipment and supplies	30,846	37,150
Derivative instruments	173	6,848
Prepaid expenses	5,875	7,113
Other current assets	429	597
Total current assets	988,085	657,338
Oil and gas properties at cost, using the full cost method of accounting:
Proved properties	21,374,434	21,281,840
Unproved properties and properties under development, not being amortized	1,203,910	1,142,183
	22,578,344	22,424,023
Less—accumulated depreciation, depletion, amortization, and impairment	(19,083,054)	(18,987,354)
Net oil and gas properties	3,495,290	3,436,669
Fixed assets, net of accumulated depreciation of $472,961 and $455,815, respectively	410,347	436,101
Derivative instruments	2,376	2,342
Deferred income taxes	—	20,472
Other assets	69,023	69,067
	$4,965,121	$4,621,989
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$39,505	$21,902
Gas gathering, processing, and marketing	38,587	22,388
Accrued liabilities:
Exploration and development	68,550	50,014
Taxes other than income	38,661	29,051
Other	208,359	201,784
Derivative instruments	233,296	145,398
Revenue payable	201,935	130,637
Operating leases	57,120	59,051
Total current liabilities	886,013	660,225
Long-term debt principal	2,000,000	2,000,000
Less—unamortized debt issuance costs and discounts	(12,186)	(12,701)
Long-term debt, net	1,987,814	1,987,299
Deferred income taxes	19,698	—
Asset retirement obligation	166,542	165,595
Derivative instruments	22,611	17,749
Operating leases	122,720	134,705
Other liabilities	59,177	66,181
Total liabilities	3,264,575	3,031,754
Commitments and contingencies (Note 10)
Redeemable preferred stock - 8.125% Series A Cumulative Perpetual Convertible Preferred Stock, $0.01 par value, 28,165 shares authorized and issued (Note 5)	36,781	36,781
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 102,827,556 and 102,866,806 shares issued, respectively	1,028	1,029
Additional paid-in capital	3,193,760	3,211,562
Accumulated deficit	(1,531,023)	(1,659,137)
Total stockholders’ equity	1,663,765	1,553,454
	$4,965,121	$4,621,989

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Operations
(in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Oil sales	$344,704	$360,980
Gas and NGL sales	325,398	98,481
Gas gathering and other	12,215	13,583
Gas marketing	(2,851)	(214)
	679,466	472,830
Costs and expenses:
Impairment of oil and gas properties	—	333,651
Depreciation, depletion, and amortization	112,934	215,086
Asset retirement obligation	2,218	4,724
Impairment of goodwill	—	714,447
Production	74,806	87,236
Transportation, processing, and other operating	63,607	54,922
Gas gathering and other	10,478	8,298
Taxes other than income	40,986	30,961
General and administrative	25,260	25,509
Stock-based compensation	8,549	6,394
Loss (gain) on derivative instruments, net	161,935	(226,940)
Other operating expense, net	(933)	251
	499,840	1,254,539
Operating income (loss)	179,626	(781,709)
Other (income) and expense:
Interest expense	23,078	23,181
Capitalized interest	(11,565)	(13,182)
Other, net	(139)	(871)
Income (loss) before income tax	168,252	(790,837)
Income tax expense (benefit)	40,170	(16,555)
Net income (loss)	$128,082	$(774,282)

Earnings (loss) per share to common stockholders:
Basic	$1.25	$(7.77)
Diluted	$1.25	$(7.77)

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$128,082	$(774,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	—	333,651
Depreciation, depletion, and amortization	112,934	215,086
Asset retirement obligation	2,218	4,724
Impairment of goodwill	—	714,447
Deferred income taxes	40,170	(16,357)
Stock-based compensation	8,549	6,394
Loss (gain) on derivative instruments, net	161,935	(226,940)
Settlements on derivative instruments	(62,534)	43,114
Amortization of debt issuance costs and discounts	887	784
Changes in non-current assets and liabilities	(744)	2,410
Other, net	3,675	3,390
Changes in operating assets and liabilities:
Accounts receivable	(94,500)	119,605
Other current assets	774	(24)
Accounts payable and other current liabilities	101,466	(117,211)
Net cash provided by operating activities	402,912	308,791
Cash flows from investing activities:
Oil and gas capital expenditures	(130,007)	(258,820)
Acquisition of oil and gas properties	(310)	(7,250)
Other capital expenditures	(3,531)	(26,425)
Sales of oil and gas assets	5,035	830
Sales of other assets	385	181
Net cash used by investing activities	(128,428)	(291,484)
Cash flows from financing activities:
Borrowings of long-term debt	—	101,000
Repayments of long-term debt	—	(101,000)
Financing fees	(100)	(100)
Finance lease payments	(1,067)	(1,465)
Dividends paid	(23,049)	(21,593)
Employee withholding taxes paid upon the net settlement of equity-classified stock awards	—	(165)
Proceeds from exercise of stock options	385	—
Net cash used by financing activities	(23,831)	(23,323)
Net change in cash and cash equivalents	250,653	(6,016)
Cash and cash equivalents at beginning of period	273,145	94,722
Cash and cash equivalents at end of period	$523,798	$88,706

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2020	102,867	$1,029	$3,211,562	$(1,659,137)	$1,553,454
Dividends paid on stock awards subsequently forfeited	—	—	14	32	46
Dividends declared on common stock ($0.27 per share)	—	—	(27,845)	—	(27,845)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	(572)	—	(572)
Net income	—	—	—	128,082	128,082
Issuance of restricted stock awards	25	—	—	—	—
Restricted stock forfeited and retired	(73)	(1)	1	—	—
Exercise of stock options	9	—	385	—	385
Stock-based compensation	—	—	10,215	—	10,215
Balance, March 31, 2021	102,828	$1,028	$3,193,760	$(1,531,023)	$1,663,765

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2019	102,145	$1,021	$3,243,325	$331,795	$3,576,141
Dividends paid on stock awards subsequently forfeited	—	—	6	23	29
Dividends declared on common stock ($0.22 per share)	—	—	—	(22,548)	(22,548)
Dividends declared on redeemable preferred stock ($20.3125 per share)	—	—	—	(1,269)	(1,269)
Net loss	—	—	—	(774,282)	(774,282)
Common stock reacquired and retired	(12)	—	(165)	—	(165)
Restricted stock forfeited and retired	(31)	—	—	—	—
Stock-based compensation	—	—	11,594	—	11,594
Balance, March 31, 2020	102,102	$1,021	$3,254,760	$(466,281)	$2,789,500

See accompanying Notes to Condensed Consolidated Financial Statements.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

1.BASIS OF PRESENTATION

Cimarex Energy Co. (“Cimarex,” “company,” “we,” or “us”), a Delaware corporation, is an independent oil and gas exploration and production company. Our operations are located entirely within the United States, mainly in Texas, New Mexico, and Oklahoma. The accompanying unaudited financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods and as of the dates shown. The accounts of Cimarex and its subsidiaries are presented in the accompanying financial statements, with intercompany balances and transactions eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the 2021 financial statement presentation.

Use of Estimates

Areas of significance requiring the use of management’s judgments include the estimation of proved oil and gas reserves used in calculating depletion, the estimation of future net revenues used in computing ceiling test limitations, and the estimation of future abandonment obligations used in recording asset retirement obligations. Estimates and judgments also are required in determining allowances for credit losses, impairments of unproved properties and other assets, valuation of deferred tax assets, fair value measurements, lease liabilities, and contingencies. We analyze our estimates and base them on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

We did not incur a ceiling test impairment for the three months ended March 31, 2021. At March 31, 2021, a decline in the value of the ceiling limitation of approximately 12% or more would have resulted in an impairment. For the three months ended March 31, 2020, we incurred a $333.7 million ceiling test impairment resulting primarily from the impact of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves.

Goodwill

Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. During the three months ended March 31, 2020, the company’s market capitalization declined significantly, caused by macroeconomic and geopolitical conditions including the collapse of oil prices driven by surplus supply and decreased demand caused by the COVID-19 pandemic. In addition, the uncertainty related to oil demand significantly impacted our investment and operating decisions at the time. As a result of these events and circumstances, we performed an interim quantitative impairment test for goodwill as of March 31, 2020, which utilized quoted market prices for our common stock as a basis for determining the fair value of our reporting unit. Based upon this test, we concluded that goodwill was fully impaired at March 31, 2020. The following table reflects components of the change in the carrying amount of goodwill for the three months ended March 31, 2020 (subsequent to March 31, 2020 through March 31, 2021 we have not recognized any additional goodwill balance):

(in thousands)	Three Months Ended March 31, 2020
Goodwill balance at January 1, 2020	$716,865
Business combination purchase price adjustments	(2,418)
Impairment	(714,447)
Goodwill balance at March 31, 2020	$—

Revenue Recognition

Oil, Gas, and NGL Sales

Revenue is recognized from the sales of oil, gas, and NGLs when the customer obtains control of the product, when we have no further obligations to perform related to the sale, and when collectability is probable. All of our sales of oil, gas, and NGLs are made under contracts with customers, which typically include variable consideration based on monthly pricing tied to local indices and monthly volumes delivered. The nature of our contracts with customers does not require us to constrain that variable consideration or to estimate the amount of transaction price attributable to future performance obligations for accounting purposes. As of March 31, 2021, we had open contracts with customers with terms of one month to multiple years, as well as “evergreen” contracts that renew on a periodic basis if not canceled by us or the customer. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas, and/or NGLs. Our contracts with customers typically require payment within one month of delivery.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
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

2.LONG-TERM DEBT

Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(2,462)	$747,538	$750,000	$(2,672)	$747,328
3.90% Notes due 2027	750,000	(5,350)	744,650	750,000	(5,541)	744,459
4.375% Notes due 2029	500,000	(4,374)	495,626	500,000	(4,488)	495,512
	$2,000,000	$(12,186)	$1,987,814	$2,000,000	$(12,701)	$1,987,299
________________________________________
(1)The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At March 31, 2021, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.1 million and $1.2 million, respectively. At March 31, 2021, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $3.8 million and $0.6 million, respectively. At December 31, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.3 million and $1.3 million, respectively. At December 31, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $3.9 million and $0.6 million, respectively.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Bank Debt

On June 3, 2020, we entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) dated as of February 5, 2019 for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. The First Amendment, among other things: (i) allows up to $3.5 billion of non-cash impairment charge add-backs to Shareholders’ Equity for covenant calculation purposes, (ii) institutes traditional anti-cash hoarding provisions (if borrowings are outstanding under the Credit Facility) at a consolidated cash threshold of $175.0 million, (iii) reduces the priority lien debt basket from 15% of Consolidated Net Tangible Assets (as defined in the credit agreement) to a $50.0 million cap, and (iv) adds an acknowledgement and consent to European Union bail-in legislation. As of March 31, 2021, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capitalization ratio of no greater than 65%. As of March 31, 2021, we were in compliance with all of the financial covenants.

At March 31, 2021 and December 31, 2020, we had $4.0 million and $4.3 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

Senior Notes

In March 2019, we issued $500.0 million aggregate principal amount of 4.375% senior unsecured notes at 99.862% of par to yield 4.392% per annum. The notes are due March 15, 2029 and interest is payable semiannually on March 15 and September 15. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2021.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

As of March 31, 2021, we have entered into oil and gas collars, oil basis swaps, and oil “roll differential” swaps. Under our collars, we receive the difference between the published index price and a floor price if the index price is below the floor price or we pay the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, we have fixed the minimum and maximum prices we can receive on the underlying production. Our basis swaps are settled based on the difference between a published index price plus or minus a fixed differential, as applicable, and the applicable local index price under which the underlying production is sold. By using a basis swap, we have fixed the differential between the published index price and certain of our physical pricing points. For our Permian oil production, the basis swaps fix the price differential between the WTI NYMEX (Cushing, Oklahoma) price and the WTI Midland price. For our Permian and Mid-Continent gas production, the contract prices in our collars are consistent with the index prices used to sell our production. Our roll differential swaps are settled based on the difference between the monthly roll differential and a fixed price per Bbl. The monthly roll differential is calculated as the sum of 2/3 of the difference in the WTI NYMEX closing settlement price for the first nearby month futures contract minus the second nearby month futures contract and 1/3 of the difference in the WTI NYMEX closing settlement price for the first nearby month futures contract minus the third nearby month futures contract. By using a roll differential swap, we have fixed the differential in pricing between the WTI NYMEX calendar month average price and the physical crude oil delivery month price. The following tables summarize our outstanding derivative contracts as of March 31, 2021:

Oil Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
WTI (1)
Volume (Bbls)	—	3,094,000	3,680,000	3,680,000	10,454,000
Weighted Avg Price - Floor	$—	$34.62	$34.65	$34.65	$34.64
Weighted Avg Price - Ceiling	$—	$43.28	$44.37	$44.37	$44.05
2022:
WTI (1)
Volume (Bbls)	2,340,000	1,729,000	920,000	—	4,989,000
Weighted Avg Price - Floor	$37.31	$38.16	$40.00	$—	$38.10
Weighted Avg Price - Ceiling	$48.41	$49.56	$49.19	$—	$48.95
________________________________________
(1)The index price for these collars is West Texas Intermediate (“WTI”) as quoted on the New York Mercantile Exchange (“NYMEX”).

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
PEPL (1)
Volume (MMBtu)	—	9,100,000	8,280,000	8,280,000	25,660,000
Weighted Avg Price - Floor	$—	$1.89	$2.00	$2.00	$1.96
Weighted Avg Price - Ceiling	$—	$2.28	$2.42	$2.42	$2.37
Perm EP (2)
Volume (MMBtu)	—	7,280,000	6,440,000	6,440,000	20,160,000
Weighted Avg Price - Floor	$—	$1.62	$1.86	$1.86	$1.77
Weighted Avg Price - Ceiling	$—	$1.92	$2.22	$2.22	$2.11
Waha (3)
Volume (MMBtu)	—	9,100,000	8,280,000	8,280,000	25,660,000
Weighted Avg Price - Floor	$—	$1.61	$1.82	$1.82	$1.74
Weighted Avg Price - Ceiling	$—	$1.93	$2.17	$2.17	$2.09
2022:
PEPL (1)
Volume (MMBtu)	5,400,000	1,820,000	—	—	7,220,000
Weighted Avg Price - Floor	$2.13	$2.40	$—	$—	$2.20
Weighted Avg Price - Ceiling	$2.55	$2.86	$—	$—	$2.63
Perm EP (2)
Volume (MMBtu)	3,600,000	1,820,000	—	—	5,420,000
Weighted Avg Price - Floor	$2.13	$2.40	$—	$—	$2.22
Weighted Avg Price - Ceiling	$2.53	$2.88	$—	$—	$2.65
Waha (3)
Volume (MMBtu)	5,400,000	1,820,000	—	—	7,220,000
Weighted Avg Price - Floor	$1.98	$2.40	$—	$—	$2.09
Weighted Avg Price - Ceiling	$2.39	$2.86	$—	$—	$2.50
________________________________________
(1)The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(2)The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(3)The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Oil Basis Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
WTI Midland (1)
Volume (Bbls)	—	3,003,000	3,220,000	3,220,000	9,443,000
Weighted Avg Differential (2)	$—	$(0.02)	$(0.08)	$(0.08)	$(0.06)
2022:
WTI Midland (1)
Volume (Bbls)	1,980,000	1,365,000	644,000	—	3,989,000
Weighted Avg Differential (2)	$0.25	$0.31	$0.38	$—	$0.29
________________________________________
(1)The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.
(2)The index price we receive under these basis swaps is WTI as quoted on the NYMEX plus or minus, as applicable, the weighted average differential shown in the table.

Oil Roll Differential Swaps	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
WTI (1)
Volume (Bbls)	—	1,001,000	1,656,000	1,656,000	4,313,000
Weighted Avg Price	$—	$(0.22)	$(0.10)	$(0.10)	$(0.13)
2022:
WTI (1)
Volume (Bbls)	1,620,000	1,001,000	644,000	—	3,265,000
Weighted Avg Price	$(0.10)	$(0.01)	$0.10	$—	$(0.03)
________________________________________
(1)The index price used to determine the settlement “roll” is WTI as quoted on the NYMEX.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
The following table summarizes our derivative contracts entered into subsequent to March 31, 2021 through April 30, 2021:

Gas Collars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021:
Waha (1)
Volume (MMBtu)	—	—	920,000	920,000	1,840,000
Weighted Avg Price - Floor	$—	$—	$2.40	$2.40	$2.40
Weighted Avg Price - Ceiling	$—	$—	$2.77	$2.77	$2.77
2022:
Waha (1)
Volume (MMBtu)	900,000	910,000	920,000	—	2,730,000
Weighted Avg Price - Floor	$2.40	$2.40	$2.40	$—	$2.40
Weighted Avg Price - Ceiling	$2.77	$2.77	$2.77	$—	$2.77
________________________________________
(1)The index price for these collars is Waha as quoted in Platt’s Inside FERC.

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$(447)	$12,493
Oil contracts	99,848	(196,319)
	99,401	(183,826)
Cash payments (receipts) on derivative instruments, net:
Gas contracts	15,265	(11,719)
Oil contracts	47,269	(31,395)
	62,534	(43,114)
Loss (gain) on derivative instruments, net	$161,935	$(226,940)

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Derivative Fair Value

Our derivative contracts are carried at their fair value on our balance sheet using Level 2 inputs and are subject to master netting arrangements, which allow us to offset recognized asset and liability fair value amounts on contracts with the same counterparty. Our accounting policy is to not offset asset and liability positions in our balance sheets.

The following tables present the amounts and classifications of our derivative assets and liabilities as of March 31, 2021 and December 31, 2020, as well as the potential effect of netting arrangements on our recognized derivative asset and liability amounts.

		March 31, 2021
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$173	$—
Gas contracts	Non-current assets — Derivative instruments	2,376	—
Oil contracts	Current liabilities — Derivative instruments	—	191,019
Gas contracts	Current liabilities — Derivative instruments	—	42,277
Oil contracts	Non-current liabilities — Derivative instruments	—	22,611
Total gross amounts presented in the balance sheet		2,549	255,907
Less: gross amounts not offset in the balance sheet		(2,549)	(2,549)
Net amount		$—	$253,358

		December 31, 2020
(in thousands)	Balance Sheet Location	Asset	Liability
Oil contracts	Current assets — Derivative instruments	$5,425	$—
Gas contracts	Current assets — Derivative instruments	1,423	—
Gas contracts	Non-current assets — Derivative instruments	2,342	—
Oil contracts	Current liabilities — Derivative instruments	—	106,507
Gas contracts	Current liabilities — Derivative instruments	—	38,891
Oil contracts	Non-current liabilities — Derivative instruments	—	12,526
Gas contracts	Non-current liabilities — Derivative instruments	—	5,223
Total gross amounts presented in the balance sheet		9,190	163,147
Less: gross amounts not offset in the balance sheet		(8,863)	(8,863)
Net amount		$327	$154,284

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
March 31, 2021
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

The following table provides fair value measurement information for certain assets and liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets (Liabilities):
4.375% Notes due 2024	$(750,000)	$(815,625)	$(750,000)	$(818,025)
3.90% Notes due 2027	$(750,000)	$(816,075)	$(750,000)	$(826,575)
4.375% Notes due 2029	$(500,000)	$(553,050)	$(500,000)	$(567,250)
Derivative instruments — assets	$2,549	$2,549	$9,190	$9,190
Derivative instruments — liabilities	$(255,907)	$(255,907)	$(163,147)	$(163,147)

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. Included in “Accrued liabilities — Other” at March 31, 2021 are accrued operating expenses (e.g., production, transportation, and midstream expenses) of approximately $74.1 million. Included in “Accrued liabilities — Other” at December 31, 2020 are: (i) accrued operating expenses (e.g., production, transportation, and midstream expenses) of approximately $67.4 million and (ii) accrued general and administrative costs of approximately $46.8 million, which consisted primarily of $34.1 million in regular payroll-related costs and $11.3 million in voluntary early retirement incentive program and involuntary reduction in workforce severance accruals (the aggregate balance for these severance accruals decreased to $5.0 million at March 31, 2021 due to payments made during the first quarter of 2021).

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

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
We routinely assess the recoverability of all material accounts receivable and accrue a reserve to the allowance for credit losses based on our estimation of expected losses over the life of the receivables. The allowance for credit losses was $2.6 million at March 31, 2021 and December 31, 2020.

5.CAPITAL STOCK

Authorized capital stock consists of 200 million shares of common stock and 15 million shares of preferred stock. At March 31, 2021, there were 102.8 million shares of common stock outstanding and 28.2 thousand shares of 8.125% Series A Cumulative Perpetual Convertible Preferred Stock outstanding (the “Preferred Stock”). Holders of the Preferred Stock are entitled to receive, when, as, and if declared by the Board, cumulative cash dividends at an annual rate of 8.125% of each share’s liquidation preference of $1,000. In the event of any liquidation, winding up, or dissolution of Cimarex, each holder will be entitled to receive in respect of its shares, up to each share’s liquidation preference, with the total liquidation preference being $28.2 million in the aggregate at March 31, 2021, after satisfaction of liabilities and any senior stock (of which there is currently none) and before any payment or distribution to holders of junior stock (including common stock). Each holder has the right at any time, at its option, to convert any or all of such holder’s shares of Preferred Stock into a certain number of shares of Cimarex common stock based on a conversion rate that adjusts upon the occurrence of certain events, including the payment of cash dividends to common shareholders, and $471.40 in cash per share of Preferred Stock. The March 31, 2021 conversion rate was 8.42579 shares of common stock for each share of Preferred Stock. As a result of the cash component included in the redemption feature of the Preferred Stock conversion option, which conversion is not solely within our control, the instruments are classified as “Redeemable preferred stock” in temporary equity on the Condensed Consolidated Balance Sheets.

Dividends

Common Stock

In February 2021, our Board of Directors declared a cash dividend of $0.27 per share of common stock. The dividend is payable on or before June 1, 2021 to stockholders of record on May 14, 2021. Dividends declared are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $27.9 million dividend declared during the first quarter 2021 was recorded as a reduction of additional paid-in capital and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at March 31, 2021. Nonforfeitable dividends paid on unvested stock awards that subsequently forfeit are reclassified out of retained earnings or additional paid-in capital, as applicable, to stock-based compensation expense in the period in which the stock award forfeitures occur. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Preferred Stock

In February 2021, our Board of Directors declared a cash dividend of $20.3125 per share of Preferred Stock. The dividend was paid in April to stockholders of record on April 1, 2021. This $0.6 million dividend was recorded as a reduction of additional paid-in capital and is included as a payable in “Accrued liabilities — Other” on the Condensed Consolidated Balance Sheet at March 31, 2021.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
6.STOCK-BASED COMPENSATION

We have recognized stock-based compensation cost as shown below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2021	2020
Restricted stock awards:
Performance stock awards	$3,282	$4,060
Service-based stock awards	8,299	7,377
	11,581	11,437
Stock option awards	474	498
Total stock-based compensation cost	12,055	11,935
Less amounts capitalized to oil and gas properties	(3,506)	(5,541)
Stock-based compensation expense	$8,549	$6,394

Periodic stock-based compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards. Our accounting policy is to account for forfeitures in compensation cost when they occur. To the extent compensation cost relates to employees directly involved in oil and gas property acquisition, exploration, and development activities, such amounts are capitalized to oil and gas properties. The amount of stock-based compensation cost capitalized to oil and gas properties decreased as a percentage of total stock-based compensation cost during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the continued reduced acquisition, exploration, and development activities that started primarily in the second quarter of 2020 as a result of the low oil prices and demand destruction caused by the COVID-19 pandemic and OPEC and other countries’ actions. The decreased capitalization caused overall stock-based compensation expense to increase.

7.ASSET RETIREMENT OBLIGATIONS

The following table reflects the components of the change in the carrying amount of the asset retirement obligation for the three months ended March 31, 2021:

(in thousands)	Three Months Ended March 31, 2021
Asset retirement obligation at January 1, 2021	$177,867
Liabilities incurred	363
Liability settlements and disposals	(2,173)
Accretion expense	1,866
Asset retirement obligation at March 31, 2021	177,923
Less current obligation	(11,381)
Long-term asset retirement obligation	$166,542

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
8.EARNINGS (LOSS) PER SHARE

The calculations of basic and diluted net earnings (loss) per common share under the two-class method are presented below for the periods indicated. Earnings (loss) per share are based on whole numbers rather than the rounded numbers presented.

	Three Months Ended March 31,
	2021			2020
(in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$128,082			$(774,282)
Less: dividends and net income attributable to participating securities (1)	(2,779)			(550)
Less: redeemable preferred stock dividends	(572)			(1,269)
Basic earnings (loss) per share
Income (loss) available to common stockholders	124,731	100,126	$1.25	(776,101)	99,842	$(7.77)
Effects of dilutive securities
Dilutive securities (2)	1	37		—	—
Diluted earnings (loss) per share
Income (loss) available to common stockholders and assumed conversions	$124,732	100,163	$1.25	$(776,101)	99,842	$(7.77)
________________________________________
(1)Participating securities do not have a contractual obligation to share in the losses of the entity, therefore, net losses are not attributable to participating securities.
(2)Inclusion of certain potential common shares would have an anti-dilutive effect, therefore, these shares were excluded from the calculations of diluted earnings (loss) per share. Excluded from the calculation for the three months ended March 31, 2021 were 496.1 thousand potential common shares from the assumed exercise of employee stock options and 237.3 thousand potential common shares from the assumed conversion of the Preferred Stock. Excluded from the calculation for the three months ended March 31, 2020 were 474.5 thousand potential common shares from the assumed exercise of employee stock options, 511.1 thousand potential common shares from the assumed conversion of the Preferred Stock, and 8.8 thousand potential common shares from the assumed vesting of incremental shares of unvested restricted stock units.

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
9.INCOME TAXES

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Current tax benefit	$—	$(198)
Deferred tax expense (benefit)	40,170	(16,357)
	$40,170	$(16,555)

Combined federal and state effective income tax rate	23.9%	2.1%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes, non-deductible expenses, and changes in valuation allowances. The combined federal and state effective income tax rate for the three months ended March 31, 2020 was impacted by the non-deductible impairment of goodwill recorded during the first quarter 2020.

At December 31, 2020, we had a U.S. net tax operating loss carryforward of approximately $1.997 billion; $1.773 billion of which is subject to expiration in tax years 2032 through 2037 and $224.4 million of which is not subject to expiration. We believe that the carryforward, net of valuation allowance, will be utilized before it expires. We also had enhanced oil recovery and marginal well credits of $4.2 million at December 31, 2020.

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

At March 31, 2021, we had no unrecognized tax benefits that would impact our effective tax rate and have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities, which remain open to examination for tax years 2016 through 2019.

10.COMMITMENTS AND CONTINGENCIES

At March 31, 2021, we had estimated commitments of approximately: (i) $282.1 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $5.2 million to finish midstream construction in progress.

At March 31, 2021, we had firm sales contracts to deliver approximately 456.5 Bcf of gas over the next 10.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using the April 2021 index

CIMAREX ENERGY CO.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
prices, would be approximately $913.0 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered.

In connection with gas gathering and processing agreements, we have volume commitments over the next 7.8 years. If we do not deliver the committed gas or NGLs, as applicable, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2021, would be approximately $621.9 million.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas or oil, as applicable, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2021, would be approximately $108.8 million. Of this total, we have accrued a liability of $4.2 million, representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points.

At March 31, 2021, we have various firm transportation agreements for gas pipeline capacity with end dates ranging from 2021 - 2025 under which we will have to pay an estimated $14.5 million over the remaining terms of the agreements.

We have minimum volume water delivery commitments associated with a water services agreement, which ends in 2030. If we do not deliver the water volumes, the estimated maximum amount that would be payable under this commitment, calculated as of March 31, 2021, would be approximately $62.5 million.

All of the noted commitments were routine and made in the ordinary course of our business.

Litigation

In the ordinary course of business, we are involved with various litigation matters. When a loss contingency exists, we assess the likelihood that a future event or events will confirm the loss or impairment of an asset or the incurrence of a liability. If the likelihood is probable, we accrue a loss if reasonably estimable. Though some of the related claims may be significant, we believe the resolution of them, individually or in the aggregate, would not have a material adverse effect on our financial condition or results of operations.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid during the period for:
Interest (net of capitalized amounts of $6,013, and $7,328, respectively)	$5,985	$5,559
Income taxes	$30	$—
Cash received for income tax refunds	$266	$204

12.RELATED PARTY TRANSACTIONS

Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to Cimarex. Cimarex incurred drilling costs of approximately $2.8 million and $15.6 million related to these services during the three months ended March 31, 2021 and 2020, respectively. Hans Helmerich, a director of Cimarex, is Chairman of the Board of Directors of H&P.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cimarex is an independent oil and gas exploration and production company. Our operations are located entirely within the United States, mainly in Texas, New Mexico, and Oklahoma. Currently our operations are focused in two main areas: the Permian Basin and the Mid-Continent. Our Permian Basin region encompasses west Texas and southeast New Mexico. Our Mid-Continent region encompasses Oklahoma and the Texas Panhandle.

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

In the first quarter of 2020, the highly transmissible and pathogenic coronavirus known as severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) that causes the disease known as COVID-19 began to spread globally. The reduction in economic activity from the COVID-19 pandemic resulted in unprecedented demand destruction and inventory increases for oil and natural gas liquids. In addition, in early March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia failed to reach an agreement on oil production limits and Saudi Arabia unilaterally reduced the sales price of its oil and announced that it would increase its oil production. As a result of these actions and the COVID-19 pandemic, WTI oil prices dropped and even became negative for a brief time in April 2020. Oil prices have improved since then, coinciding with some recovery of global economic activity, lower supply from major oil producing countries, and moderating inventory levels. Our average realized price for oil during the three months ended March 31, 2021 has improved to $55.85 per barrel increasing 26% and 39%, respectively, over our average realized price for oil during the three months ended March 31, 2020 and December 31, 2020. In February 2021, Texas and Oklahoma experienced an extreme winter weather event that included freezing rain, sleet, snow, and freezing temperatures over an extended period. This event caused gas demand to exceed gas supply as demand increased while supplies were simultaneously curtailed by power outages, frozen equipment, impassable roads, and other impacts of the severe weather, significantly increasing gas prices. Our average realized price for gas during the three months ended March 31, 2021 was $4.14 per Mcf, increasing 653% and 145%, respectively, over our average realized price for gas during the three months ended March 31, 2020 and December 31, 2020.

The table below presents average NYMEX prices and our company-wide average realized prices and price differentials for the periods indicated.

	Three Months Ended March 31,		Variance Between 2021 / 2020
	2021	2020
Average NYMEX price
Oil — per barrel	$57.84	$46.17	25%
Gas — per Mcf	$2.71	$1.95	39%

Average realized price
Oil — per barrel	$55.85	$44.18	26%
Gas — per Mcf	$4.14	$0.55	653%
NGL — per barrel	$22.43	$9.84	128%

Average price differential
Oil — per barrel	$(1.99)	$(1.99)	—%
Gas — per Mcf	$1.43	$(1.40)	202%

The average price differentials that we realized in our two primary areas of operation are shown in the table below for the periods indicated.

	Average Price Differentials
	2021	2020
	First Quarter	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil
Permian Basin	$(2.00)	$(3.74)	$(2.79)	$(2.71)	$(8.12)	$(2.00)
Mid-Continent	$(1.96)	$(4.43)	$(0.99)	$(5.06)	$(9.53)	$(2.02)
Total Company	$(1.99)	$(3.81)	$(2.57)	$(2.99)	$(8.28)	$(1.99)

Gas
Permian Basin	$1.29	$(1.39)	$(1.34)	$(1.15)	$(1.09)	$(1.85)
Mid-Continent	$1.69	$(0.41)	$(0.36)	$(0.31)	$(0.31)	$(0.57)
Total Company	$1.43	$(1.03)	$(0.98)	$(0.84)	$(0.80)	$(1.40)

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

See RISK FACTORS in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of risk factors that affect our business, financial condition, and results of operations. Also, see CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS in this report for important information about these types of statements.

Summary of Operating and Financial Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020:

•Total production volumes decreased 21% to 219.7 MMBOE per day.

•Oil volumes decreased 24% to 68.6 MBbls per day.

•Gas volumes decreased 19% to 560.1 MMcf per day.

•NGL volumes decreased 19% to 57.8 MBbls per day.

•Total production revenue increased 46% to $670.1 million.

•Cash flow provided by operating activities increased 30% to $402.9 million.

•Exploration and development investments decreased 35% to $160.9 million.

•Net income was $128.1 million, or $1.25 per diluted share, for the first three months of 2021, as compared to net loss of $774.3 million, or $7.77 per diluted share, for the first three months of 2020.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

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

Production volumes were lower and realized prices were higher for all products during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in production volumes is due to (i) a reduction in drilling and completion activity subsequent to the first quarter 2020 as a result of the immediate steps we undertook to reduce our capital investment in response to the unprecedented demand destruction and severe oil price decreases caused by the COVID-19 pandemic and OPEC and other countries’ actions and (ii) the impacts of severe winter weather in Texas and Oklahoma in February 2021. We have since increased our capital investments, but since the first quarter 2020 we have adjusted our capital investment rates to target 70 to 80% of operating cash flow. Although prices remain volatile, they have improved over the levels seen in the first quarter 2020 as demand increases with a recovering global economy. Additionally, gas prices during the first quarter 2021 were boosted due to the February 2021 extreme winter weather event in Texas and Oklahoma. Our production revenue increased 46%, or $210.6 million, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The following table shows our production revenue for the periods indicated as well as the change in revenue due to changes in volumes and prices.

	Three Months Ended March 31,		Variance Between 2021 / 2020		Price/Volume Variance
Production Revenue (in thousands)	2021	2020			Price	Volume	Total
Oil sales	$344,704	$360,980	$(16,276)	(5)%	$72,031	$(88,307)	$(16,276)
Gas sales	208,798	34,830	173,968	499%	180,971	(7,003)	173,968
NGL sales	116,600	63,651	52,949	83%	65,438	(12,489)	52,949
	$670,102	$459,461	$210,641	46%	$318,440	$(107,799)	$210,641

The table below presents our production volumes by region.

	Three Months Ended March 31,
Production Volumes	2021	2020
Oil (Bbls per day)
Permian Basin	61,982	79,606
Mid-Continent	6,503	9,941
Other	96	244
	68,581	89,791
Gas (MMcf per day)
Permian Basin	359.3	449.0
Mid-Continent	199.8	244.1
Other	1.0	1.2
	560.1	694.3
NGL (Bbls per day)
Permian Basin	39,129	48,932
Mid-Continent	18,570	22,110
Other	53	57
	57,752	71,099
Total (BOE per day)
Permian Basin	160,988	203,378
Mid-Continent	58,380	72,735
Other	316	498
	219,684	276,611

The table below presents our production volumes by commodity, our average realized commodity prices, and certain major U.S. index prices.  The sale of our Permian Basin oil production is typically tied to the WTI Midland benchmark price and the sale of our Mid-Continent oil production is typically tied to the WTI Cushing benchmark price.  During the three months ended March 31, 2021, approximately 90% of our oil production was in the Permian Basin, up from approximately 89% during the three months ended March 31, 2020. Our realized prices do not include settlements of commodity derivative contracts.

	Three Months Ended March 31,		Variance Between 2021 / 2020
	2021	2020
Oil
Total volume — MBbls	6,172	8,171	(24)%
Total volume — MBbls per day	68.6	89.8	(24)%
Percentage of total production	31%	32%
Average realized price — per barrel	$55.85	$44.18	26%
Average WTI Midland price — per barrel	$58.55	$47.05	24%
Average WTI Cushing price — per barrel	$57.84	$46.17	25%

Gas
Total volume — MMcf	50,410	63,183	(20)%
Total volume — MMcf per day	560.1	694.3	(19)%
Percentage of total production	43%	42%
Average realized price — per Mcf	$4.14	$0.55	653%
Average Henry Hub price — per Mcf	$2.71	$1.95	39%

NGL
Total volume — MBbls	5,198	6,470	(20)%
Total volume — MBbls per day	57.8	71.1	(19)%
Percentage of total production	26%	26%
Average realized price — per barrel	$22.43	$9.84	128%

Total
Total production — MBOE	19,772	25,172	(21)%
Total production — MBOE per day	219.7	276.6	(21)%
Average realized price — per BOE	$33.89	$18.25	86%

Other revenues

Gas gathering and other revenue is earned when we transport, process, and market some third-party gas that is associated with our equity gas. Gas marketing is comprised of the fees we earn when we act as agent under short-term sales and supply agreements and market and sell gas for other working interest owners, net of the related expenses. Gas marketing also includes net pipeline settlements incurred as a result of these activities. The table below presents revenues from third-party gas gathering and other and our net marketing margin for marketing other working interest owners’ gas for the periods indicated.

	Three Months Ended March 31,		Variance Between 2021 / 2020
Gas Gathering and Marketing Revenues (in thousands)	2021	2020
Gas gathering and other	$12,215	$13,583	$(1,368)
Gas marketing	$(2,851)	$(214)	$(2,637)

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

Total operating costs and expenses for the three months ended March 31, 2021 were lower by 60%, or $754.7 million, compared to the three months ended March 31, 2020.  The primary reasons for the decrease were: (i) the $714.4 million goodwill impairment incurred during the three months ended March 31, 2020, (ii) the $333.7 million ceiling test impairment incurred during the three months ended March 31, 2020 (no ceiling test impairment was incurred during the three months ended March 31, 2021), and (iii) the $102.2 million decrease in depreciation, depletion, and amortization, partially offset by a $388.9 million increase in net losses on derivative instruments.

	Three Months Ended March 31,		Variance Between 2021 / 2020	Per BOE
Operating Costs and Expenses (in thousands, except per BOE)	2021	2020		2021	2020
Impairment of oil and gas properties	$—	$333,651	$(333,651)	N/A	N/A
Depreciation, depletion, and amortization	112,934	215,086	(102,152)	$5.71	$8.54
Asset retirement obligation	2,218	4,724	(2,506)	$0.11	$0.19
Impairment of goodwill	—	714,447	(714,447)	N/A	N/A
Production	74,806	87,236	(12,430)	$3.78	$3.47
Transportation, processing, and other operating	63,607	54,922	8,685	$3.22	$2.18
Gas gathering and other	10,478	8,298	2,180	$0.53	$0.33
Taxes other than income	40,986	30,961	10,025	$2.07	$1.23
General and administrative	25,260	25,509	(249)	$1.28	$1.01
Stock-based compensation	8,549	6,394	2,155	$0.43	$0.25
Loss (gain) on derivative instruments, net	161,935	(226,940)	388,875	N/A	N/A
Other operating expense, net	(933)	251	(1,184)	N/A	N/A
	$499,840	$1,254,539	$(754,699)

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

No ceiling test impairment was incurred during the three months ended March 31, 2021. At March 31, 2021, a decline in the value of the ceiling limitation of approximately 12% or more would have resulted in an impairment. During the three months ended March 31, 2020, we incurred a $333.7 million ceiling test impairment primarily as a result of decreases in the 12-month average trailing prices for oil, gas, and NGLs as well as significant basis differentials utilized in determining the estimated future net cash flows from proved reserves. We may recognize additional ceiling test impairments in the future.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization (“DD&A”) consisted of the following for the periods indicated:

	Three Months Ended March 31,		Variance Between 2021 / 2020	Per BOE
DD&A Expense (in thousands, except per BOE)	2021	2020		2021	2020
Depletion	$95,700	$198,126	$(102,426)	$4.84	$7.87
Depreciation	17,234	16,960	274	0.87	0.67
	$112,934	$215,086	$(102,152)	$5.71	$8.54

Depletion of our producing properties is computed using the units-of-production method. The economic life of each producing well depends upon the estimated proved reserves for that well, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved, and impairments of oil and gas properties will also impact depletion expense. Our depletion expense decreased during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a decrease in our depletable basis, mostly resulting from ceiling test impairments recognized in each quarter of 2020 totaling $1.64 billion, and secondarily due to decreased production during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

We record our depreciable fixed assets at cost and depreciate them to depreciation expense using the straight-line method based on the expected useful lives of the individual assets, which range from 3 to 30 years.

Depreciable fixed assets whose depreciation is recorded to depreciation expense consist primarily of gas gathering and plant facilities, water infrastructure, vehicles, airplanes, office furniture, leasehold improvements, computer equipment, and the right-of-use asset associated with our finance lease gas gathering system.

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

Production

Production expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating, and miscellaneous other costs (lease operating expense). Production expense also includes well workover activity necessary to maintain production from existing wells. Production expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,		Variance Between 2021 / 2020	Per BOE
Production Expense (in thousands, except per BOE)	2021	2020		2021	2020
Lease operating expense	$61,233	$74,469	$(13,236)	$3.09	$2.96
Workover expense	13,573	12,767	806	0.69	0.51
	$74,806	$87,236	$(12,430)	$3.78	$3.47

Lease operating expense for the first quarter of 2021 decreased 18%, or $13.2 million, compared to the first quarter of 2020, although the per BOE expense increased as a result of a 21% decrease in production. The decrease in the absolute expense is primarily related to the reduction in drilling activity, our use of less outside labor, and our reduction in headcount through our 2020 voluntary early retirement incentive program and involuntary reduction in workforce, partially offset by increased labor and other expenses in connection with the severe weather in Texas and Oklahoma in February 2021.

Transportation, Processing, and Other Operating

Transportation, processing, and other operating costs principally consist of expenditures to prepare and transport production from the wellhead, including gathering, fuel, compression, and processing costs. Costs vary by region and will fluctuate with increases or decreases in production volumes, contractual fees, changes in fuel and compression costs, and the structure of sales contracts. If the sales contract transfers control of the product at the wellhead, transportation and processing costs are included as a reduction in the revenue we record and are not included in transportation, processing, and other operating costs. Transportation, processing, and other operating costs for the first quarter of 2021 were 16%, or $8.7 million, higher than the same costs in the first quarter of 2020. This expense increased due primarily to an increase in fuel gas and electricity costs as a result of the February 2021 extreme winter weather event in Texas and Oklahoma. Decreased volumes did partially offset the increase in this expense, but also contributed to the increase in the per BOE cost.

Gas Gathering and Other

Gas gathering and other includes costs associated with operating our gas gathering and processing infrastructure, including product costs and operating and maintenance expenses. A portion of these costs are reclassified to “Transportation, processing, and other operating” expense and “Production” expense in order to reflect an allocation of the costs incurred to operate our gas gathering facilities as a cost of transporting our equity share of gas produced and operating our wells. Gas gathering and other in the first quarter of 2021 was 26%, or $2.2 million, higher than gas gathering and other in the first quarter of 2020.

Taxes Other than Income

Taxes other than income consist of production (or severance) taxes, ad valorem taxes, and other taxes. State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production and ad valorem taxes being based on the value of properties. The following table presents taxes other than income for the periods indicated.

	Three Months Ended March 31,		Variance Between 2021 / 2020
Taxes Other than Income (in thousands)	2021	2020
Production	$36,069	$21,587	$14,482
Ad valorem	4,731	9,219	(4,488)
Other	186	155	31
	$40,986	$30,961	$10,025

Taxes other than income as a percentage of production revenue	6.1%	6.7%

Taxes other than income increased $10.0 million, or 32%, in the first quarter of 2021 as compared to the first quarter of 2020. Production taxes typically make up the majority of our taxes other than income and they increased significantly, primarily due to increased revenues as a result of increased prices. The February 2021 extreme winter weather event in Texas and Oklahoma contributed to the increase in prices. Ad valorem tax accruals are based on the most recent actual taxes paid with adjustments made based on expected valuations and as better information, including actual valuations, is received. First quarter 2020 ad valorem tax expense reflected accruals based on valuations received in late 2019. Decreased valuations received in late 2020 resulted in lower actual ad valorem taxes paid in the fourth quarter of 2020 and, therefore, lower ad valorem accruals in the first quarter of 2021. Other taxes are comprised of franchise and consumer use and sales taxes.

General and Administrative

General and administrative (“G&A”) expense consists primarily of salaries and related benefits, office rent, legal and consulting fees, systems costs, and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate and net of amounts capitalized pursuant to the full cost method of accounting. The amount of expense capitalized varies and depends on whether the cost incurred can be directly identified with acquisition, exploration, and development activities. The percentage of gross G&A capitalized was 33% and 40% during the three months ended March 31, 2021 and 2020, respectively. The decreased capitalization rate is a result of decreased acquisition, exploration, and development activities in response to the lower oil prices and demand destruction seen after the first quarter of 2020. The table below shows our G&A costs for the periods presented.

	Three Months Ended March 31,		Variance Between 2021 / 2020
General and Administrative Expense (in thousands)	2021	2020
Gross G&A	$37,447	$42,801	$(5,354)
Less amounts capitalized to oil and gas properties	(12,187)	(17,292)	5,105
G&A expense	$25,260	$25,509	$(249)

Gross G&A expense decreased in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to $11.0 million in severance costs incurred, none of which was capitalized, in the first quarter of 2020 associated with the voluntary early retirement incentive program that we offered to employees who met certain eligibility criteria. Salaries and wages also decreased in the first quarter of 2021 as compared to the first quarter of 2020 as a result of the headcount reductions in 2020. These decreases were partially offset by increased annual bonus expense and decreased amounts reimbursed to us by working interest owners during the first quarter of 2021 as compared to the first quarter of 2020.

Stock-based Compensation

Stock-based compensation expense consists of charges resulting from the amortization of the cost of restricted stock and stock option awards, net of amounts capitalized to oil and gas properties. We have recognized stock-based compensation cost as follows:

	Three Months Ended March 31,		Variance Between 2021 / 2020
Stock-based Compensation Expense (in thousands)	2021	2020
Restricted stock awards:
Performance stock awards	$3,282	$4,060	$(778)
Service-based stock awards	8,299	7,377	922
	11,581	11,437	144
Stock option awards	474	498	(24)
Total stock-based compensation cost	12,055	11,935	120
Less amounts capitalized to oil and gas properties	(3,506)	(5,541)	2,035
Stock-based compensation expense	$8,549	$6,394	$2,155

Periodic stock-based compensation expense will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures, and the timing of the awards. Our accounting policy is to account for forfeitures in compensation cost when they occur. To the extent compensation cost relates to employees directly involved in oil and gas property acquisition, exploration, and development activities, such amounts are capitalized to oil and gas properties. The amount of stock-based compensation cost capitalized to oil and gas properties decreased as a percentage of total stock-based compensation cost during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the continued reduced acquisition, exploration, and development activities that started primarily in the second quarter of 2020 as a result of the low oil prices and demand destruction caused by the COVID-19 pandemic and OPEC and other countries’ actions. The decreased capitalization caused overall stock-based compensation expense to increase.

Loss (Gain) on Derivative Instruments, Net

The following table presents the components of “Loss (gain) on derivative instruments, net” for the periods indicated. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

	Three Months Ended March 31,		Variance Between 2021 / 2020
Loss (Gain) on Derivative Instruments, Net (in thousands)	2021	2020
Decrease (increase) in fair value of derivative instruments, net:
Gas contracts	$(447)	$12,493	$(12,940)
Oil contracts	99,848	(196,319)	296,167
	99,401	(183,826)	283,227
Cash payments (receipts) on derivative instruments, net:
Gas contracts	15,265	(11,719)	26,984
Oil contracts	47,269	(31,395)	78,664
	62,534	(43,114)	105,648
Loss (gain) on derivative instruments, net	$161,935	$(226,940)	$388,875

Other Income and Expense

	Three Months Ended March 31,		Variance Between 2021 / 2020
Other Income and Expense (in thousands)	2021	2020
Interest expense	$23,078	$23,181	$(103)
Capitalized interest	(11,565)	(13,182)	1,617
Other, net	(139)	(871)	732
	$11,374	$9,128	$2,246

The majority of our interest expense relates to interest on the borrowings under our senior unsecured notes, with such interest totaling $21.0 million for the three months ended March 31, 2021 and 2020. Also included in interest expense is interest expense on our Credit Facility borrowings, the amortization of debt issuance costs and discounts, interest expense on our finance lease, and miscellaneous interest expense.  See LIQUIDITY AND CAPITAL RESOURCES Long-term Debt below for further information regarding our debt.

We capitalize interest on non-producing leasehold costs, the in-progress costs of drilling and completing wells, and constructing midstream assets. Capitalized interest will fluctuate based primarily on the amount of costs subject to interest capitalization and based on the rates applicable to borrowings outstanding during the period. The amount of costs subject to interest capitalization has decreased, thus decreasing capitalized interest, primarily due to the decrease in the balance of non-producing leasehold costs as a result of transfers to proved properties as well as due to a decrease in the in-progress costs of drilling and completing wells and constructing midstream assets due to decreased activity during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Components of “Other, net” consist of miscellaneous income and expense items that vary from period to period, including interest income, gain or loss related to the sale or value of oil and gas well equipment and supplies, gain or loss on miscellaneous fixed asset sales, and income and expense associated with other non-operating activities.

Income Tax Expense (Benefit)

The components of our provision for income taxes and our combined federal and state effective income tax rates were as follows:

	Three Months Ended March 31,		Variance Between 2021 / 2020
Income Tax Expense (Benefit) (in thousands)	2021	2020
Current tax benefit	$—	$(198)	$198
Deferred tax expense (benefit)	40,170	(16,357)	56,527
	$40,170	$(16,555)	$56,725

Combined federal and state effective income tax rate	23.9%	2.1%

Our combined federal and state effective income tax rates differ from the U.S. federal statutory rate of 21% primarily due to state income taxes, non-deductible expenses, and changes in valuation allowances. The combined federal and state effective income tax rate for the three months ended March 31, 2020 was impacted by the non-deductible impairment of goodwill recorded during the first quarter 2020. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our income taxes.

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

We address volatility in commodity prices primarily by maintaining flexibility in our capital investment program. We have a balanced and abundant drilling inventory and limited long-term commitments, which enable us to respond quickly to industry volatility. In response to the decline in oil prices in the second quarter of 2020, we took immediate steps to reduce our capital investment, including releasing drilling rigs and deferring well completion activity, which resulted in an immediate reduction in capital investments that continued through 2020, increasing moderately as oil prices improved in the fourth quarter of 2020 and into 2021. We are currently running six drilling rigs and three completion crews. See Capital Expenditures below for information regarding our capital expenditures for the three months ended March 31, 2021 and our plans for annual 2021 capital expenditures.

We periodically use derivative instruments to mitigate volatility in commodity prices. At March 31, 2021, we had derivative contracts covering a portion of our 2021 and 2022 production. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. See Note 3 to the Condensed Consolidated Financial Statements for information regarding our derivative instruments.

At March 31, 2021, we had $523.8 million in cash and cash equivalents. At March 31, 2021, our long-term debt consisted of $2.0 billion of senior unsecured notes, with $750 million 4.375% notes due in 2024, $750 million 3.90% notes due in 2027, and $500 million 4.375% notes due in 2029. At March 31, 2021, we had no borrowings and $2.5 million in letters of credit outstanding under our credit facility, leaving an unused borrowing availability of $1.248 billion. We expect the investment approach discussed above will allow us to accumulate cash for the future repayment of debt. See Long-term Debt below for more information regarding our debt.

We may, from time to time, seek to repurchase shares of our outstanding preferred stock through cash repurchases and/or exchanges for equity securities, privately negotiated transactions, or otherwise. Such activities, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. See Note 5 to the Condensed Consolidated Financial Statements for information regarding our preferred stock.

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$402,912	$308,791
Net cash used by investing activities	$(128,428)	$(291,484)
Net cash used by financing activities	$(23,831)	$(23,323)

Net cash provided by operating activities for the three months ended March 31, 2021 was $402.9 million, up $94.1 million, or 30%, from $308.8 million for the three months ended March 31, 2020. The increase in net cash provided by operating activities resulted primarily from increased revenues in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to realized prices increasing for all products, but particularly for gas mainly due to the February 2021 extreme winter weather event in Texas and Oklahoma. This increase was partially offset by increased net cash payments for settlements of derivative instruments during the three months ended March 31, 2021 as compared to net cash receipts for settlements of derivative instruments during the three months ended March 31, 2020. See RESULTS OF OPERATIONS above for more information regarding changes in revenues and expenses.

Net cash used by investing activities for the three months ended March 31, 2021 and 2020 was $128.4 million and $291.5 million, respectively. The majority of our cash flows used by investing activities are for oil and gas capital expenditures, which totaled $130.0 million and $258.8 million for the three months ended March 31, 2021 and 2020, respectively. In response to the decline in oil prices in the second quarter of 2020, we took immediate steps to reduce our capital investment, including releasing drilling rigs and deferring well completion activity, which resulted in an immediate reduction in capital investments that continued through 2020, increasing moderately as oil prices improved in the fourth quarter of 2020 and into 2021. Net cash used by investing activities also includes other capital expenditures of $3.5 million and $26.4 million for the three months ended March 31, 2021 and 2020, respectively, which are primarily expenditures for midstream assets. The 2021 midstream expenditures decreased from the 2020 midstream expenditures due to the reduction in capital investments post-first quarter of 2020. Also included in net cash used by investing activities are expenditures for acquisitions of oil and gas properties and the proceeds of miscellaneous asset sales, including non-strategic oil and gas properties and fixed assets.

Net cash used by financing activities was $23.8 million and $23.3 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, we borrowed and repaid an aggregate of $101.0 million on our credit facility to meet cash requirements as needed. We have not had any credit facility borrowings or repayments during the three months ended March 31, 2021. During 2020 and the first quarter of 2021, we declared cash dividends on both our common and preferred stock quarterly, paying them in the quarter following declaration. During the three months ended March 31, 2021, we paid one $0.22 per share dividend on our common stock and one $20.3125 per share dividend on our preferred stock, totaling $23.0 million. During the three months ended March 31, 2020, we paid one $0.20 per share dividend on our common stock and one $20.3125 per share dividend on our preferred stock, totaling $21.6 million. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors. Also included in net cash used by financing activities are finance lease payments, payments of employee income tax withholdings on the net settlement of equity-classified stock awards, financing fee payments, and proceeds from exercise of stock options.

Capital Expenditures

The following table presents capitalized expenditures for oil and gas property acquisition, exploration, and development activities.

	Three Months Ended March 31,
(in thousands)	2021	2020
Acquisitions:
Proved	$—	$7,250
Unproved	310	—
	310	7,250
Exploration and development:
Land and seismic	11,973	13,924
Exploration and development	148,896	234,728
	160,869	248,652

Total acquisition, exploration, and development capital expenditures	$161,179	$255,902

Amounts in the table above are presented on an accrual basis. Oil and gas capital expenditures and acquisitions of oil and gas properties in the Condensed Consolidated Statements of Cash Flows reflect activities on a cash basis, when payments are made and proceeds received.

Based on current economic conditions, our 2021 total capital expenditures are projected to range from $650 million to $750 million. This includes drilling and completion capital of approximately $500 million to $600 million, investments in midstream infrastructure of approximately $40 million, and investments in other, including capitalized G&A and non-producing leasehold, of approximately $110 million. Over 90% of our planned 2021 drilling and completion capital is expected to be invested in the Permian Basin, with the remainder in the Mid-Continent. We regularly review our capital expenditures throughout the year and will adjust our investments based on increases or decreases in our cash flow. We have the flexibility to adjust our capital expenditures based upon market conditions.

We intend to continue to fund our 2021 capital investment program with cash flow from our operating activities and potential sales of non-strategic assets. The timing of capital expenditures and the receipt of cash flows do not necessarily match, which may cause us to borrow and repay funds under our credit facility from time to time. See Long-term Debt—Bank Debt below for further information regarding our credit facility.

The following table reflects wells completed by region during the periods indicated.

	Three Months Ended March 31,
	2021	2020
Gross wells
Permian Basin	8	35
Mid-Continent	5	19
	13	54
Net wells
Permian Basin	7.0	19.8
Mid-Continent	nil	0.3
	7.0	20.1

As of March 31, 2021, we had 21 gross (11.0 net) wells in the process of being drilled: 18 gross (9.0 net) in the Permian Basin and 3 gross (2.0 net) in the Mid-Continent region. As of March 31, 2021, we had 106 gross (51.4 net) wells waiting on completion: 79 gross (47.7 net) in the Permian Basin and 27 gross (3.7 net) in the Mid-Continent region. By mid-May 2020, we had released all but one rig and placed completion activities on hold due to economic conditions. Since that time with the stabilization of commodity prices, we have added additional drilling rigs and also began completing wells starting in September 2020. We are currently running six drilling rigs and three completion crews. We maintain flexibility to adjust our activity as conditions change.

We have made, and will continue to make, expenditures to comply with environmental and safety regulations and requirements. These costs are considered a normal recurring cost of our ongoing operations. While we expect pending legislation or regulations to increase the cost of business, we do not anticipate that we will be required to expend amounts that will have a material adverse effect on our financial position or operations, nor are we aware of any pending legislative or regulatory changes that would have a material impact. However, compliance with new legislation and regulations could increase our costs and negatively affect demand for oil or gas and result in a material adverse effect on our financial position or operations. See our Form 10-K for the year ended December 31, 2020, Item 1A Risk Factors, for a description of risks related to current and potential future environmental and safety regulations and requirements that could adversely affect our operations and financial condition.

Long-term Debt

Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net	Principal	Unamortized Debt Issuance Costs and Discounts (1)	Long-term Debt, net
4.375% Notes due 2024	$750,000	$(2,462)	$747,538	$750,000	$(2,672)	$747,328
3.90% Notes due 2027	750,000	(5,350)	744,650	750,000	(5,541)	744,459
4.375% Notes due 2029	500,000	(4,374)	495,626	500,000	(4,488)	495,512
	$2,000,000	$(12,186)	$1,987,814	$2,000,000	$(12,701)	$1,987,299
________________________________________
(1)The 4.375% Notes due 2024 were issued at par, therefore, the amounts shown in the table are for unamortized debt issuance costs only. At March 31, 2021, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.1 million and $1.2 million, respectively. At March 31, 2021, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $3.8 million and $0.6 million, respectively. At December 31, 2020, the unamortized debt issuance costs and discount related to the 3.90% Notes due 2027 were $4.3 million and $1.3 million, respectively. At December 31, 2020, the unamortized debt issuance costs and discount related to the 4.375% Notes due 2029 were $3.9 million and $0.6 million, respectively.

Bank Debt

On June 3, 2020, we entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) dated as of February 5, 2019 for our senior unsecured revolving credit facility (“Credit Facility”). The Credit Facility has aggregate commitments of $1.25 billion with an option for us to increase the aggregate commitments to $1.5 billion, and matures on February 5, 2024. There is no borrowing base subject to the discretion of the lenders based on the value of our proved reserves under the Credit Facility. The First Amendment, among other things: (i) allows up to $3.5 billion of non-cash impairment charge add-backs to Shareholders’ Equity for covenant calculation purposes, (ii) institutes traditional anti-cash hoarding provisions (if borrowings are outstanding under the Credit Facility) at a consolidated cash threshold of $175.0 million, (iii) reduces the priority lien debt basket from 15% of Consolidated Net Tangible Assets (as defined in the credit agreement) to a

$50.0 million cap, and (iv) adds an acknowledgement and consent to European Union bail-in legislation. As of March 31, 2021, we had no bank borrowings outstanding under the Credit Facility, but did have letters of credit of $2.5 million outstanding, leaving an unused borrowing availability of $1.248 billion.

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

The Credit Facility contains representations, warranties, covenants, and events of default that are customary for investment grade, senior unsecured bank credit agreements, including a financial covenant for the maintenance of a defined total debt-to-capitalization ratio of no greater than 65%. As of March 31, 2021, we were in compliance with all of the financial and non-financial covenants.

At March 31, 2021 and December 31, 2020, we had $4.0 million and $4.3 million, respectively, of unamortized debt issuance costs associated with our Credit Facility, which were recorded as assets and included in “Other assets” on our Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense ratably over the life of the Credit Facility.

Senior Notes

In March 2019, we issued $500.0 million aggregate principal amount of 4.375% senior unsecured notes at 99.862% of par to yield 4.392% per annum. The notes are due March 15, 2029 and interest is payable semiannually on March 15 and September 15. The effective interest rate on these notes, including the amortization of debt issuance costs and discount, is 4.50%.

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

Our senior unsecured notes are governed by indentures containing certain covenants, events of default, and other restrictive provisions with which we were in compliance as of March 31, 2021.

Working Capital Analysis

At March 31, 2021, we had a working capital surplus of $102.1 million, an increase of $105.0 million from a working capital deficit of $2.9 million at December 31, 2020. Our working capital surplus increased primarily as a result of the following:

Working Capital Increases

•Our cash balance increased by $250.7 million and our accounts receivable increased by $94.5 million, both primarily due to the increase in revenues as a result of improved prices.

Working Capital Decreases

•Operations-related accounts payable and accrued liabilities increased by $113.3 million, primarily due to increases in revenue payable and gas gathering, processing, and marketing payable due to improvements in prices.

•An increase of $94.6 million in our net current derivative liability.

•An increase in our exploration and development and midstream capital accruals of $18.8 million due to an uptick in activity.

Accounts receivable are a major component of our working capital and include amounts due from a diverse group of companies comprised of major energy companies, pipeline companies, local distribution companies, and other end-users. We conduct credit analyses prior to making any sales to new customers or increasing credit for existing customers and may require parent company guarantees, letters of credit, or prepayments when deemed necessary. For properties we operate, we have the right to realize amounts due to us from non-operators by netting the non-operators’ share of production revenues from those properties. We routinely assess the recoverability of all material accounts receivable and accrue a reserve to the allowance for credit losses based on our estimation of expected losses over the life of the receivables. Historically, losses associated with uncollectible receivables have not been significant. However, most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. Concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry, such as the impacts on the industry as a result of the COVID-19 pandemic.

Dividends

A quarterly cash dividend has been paid on our common stock every quarter since the first quarter of 2006. In February 2021, our Board of Directors declared a cash dividend of $0.27 per common share, totaling $27.9 million, which is payable on or before June 1, 2021 to stockholders of record on May 14, 2021. Also in February 2021, our Board of Directors declared a cash dividend of $20.3125 per preferred share, totaling $0.6 million. The dividend was paid in April to preferred stockholders of record on April 1, 2021. Future dividend payments will depend on our level of earnings, financial requirements, and other factors considered relevant by our Board of Directors.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2021, our material off-balance sheet arrangements consisted of operating lease agreements for equipment used in connection with our exploration and development activities with lease terms at commencement of 12 months or less. As an accounting policy, we have elected not to apply the recognition requirements of Topic 842 to these leases. As such, we have not recorded any lease liabilities associated with these leases.

Contractual Obligations and Material Commitments

At March 31, 2021, we had the following contractual obligations and material commitments:

	Payments Due by Period
Contractual obligations (in thousands)	Total	4/1/21 - 3/31/22	4/1/22 - 3/31/24		4/1/24 - 3/31/26		4/1/26 and Thereafter
Long-term debt—principal (1)	$2,000,000	$—	$—		$750,000		$1,250,000
Long-term debt—interest (1)	480,030	81,868	167,875		118,656		111,631
Operating leases (2)	92,269	21,886	31,668		21,107		17,608
Unconditional purchase obligations (3)	14,467	4,189	6,167		4,111		—
Derivative liabilities	255,907	233,296	22,611		—		—
Asset retirement obligation (4)	177,923	11,381	—	(4)	—	(4)	—	(4)
Other long-term liabilities (5)	49,777	5,204	10,227		5,847		28,499
	$3,070,373	$357,824	$238,548		$899,721		$1,407,738
________________________________________
(1)The interest payments presented above include the accrued interest payable on our long-term debt as of March 31, 2021 as well as future payments calculated using the long-term debt’s fixed rates, stated maturity dates, and principal amounts outstanding as of March 31, 2021. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.
(2)Operating leases include the estimated remaining contractual payments under lease agreements as of March 31, 2021. These lease agreements are primarily comprised of leases for commercial real estate, which consists primarily of office space, and compressor equipment.
(3)The unconditional purchase obligations are obligations for firm transportation agreements for gas pipeline capacity.
(4)We have excluded the presentation of the timing of the cash flows associated with our $166.5 million long-term asset retirement obligations because we cannot make a reasonably reliable estimate of the future period of cash settlement. The long-term asset retirement obligation is included in the total asset retirement obligation presented.
(5)Other long-term liabilities include contractual obligations associated with our employee supplemental savings plan, gas balancing liabilities, and other miscellaneous liabilities. All of these liabilities are accrued on our Condensed Consolidated Balance Sheet. The current portion associated with these long-term liabilities is also presented in the table above.

The following discusses various commercial commitments that we have made that may include potential future cash payments. These are not reflected in the table above, unless otherwise noted.

At March 31, 2021, we had estimated commitments of approximately: (i) $282.1 million to finish drilling, completing, or performing other work on wells and various other infrastructure projects in progress and (ii) $5.2 million to finish midstream construction in progress.

At March 31, 2021, we had firm sales contracts to deliver approximately 456.5 Bcf of gas over the next 10.3 years. If we do not deliver this gas, our estimated financial commitment, calculated using the April 2021 index prices, would be approximately $913.0 million. The value of this commitment will fluctuate due to price volatility and actual volumes delivered. However, we believe no material financial commitment will be due based on our current proved reserves and production levels and our ability to make market purchases to fulfill these volumetric obligations.

In connection with gas gathering and processing agreements, we have volume commitments over the next 7.8 years. If we do not deliver the committed gas or NGLs, as applicable, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2021, would be approximately

$621.9 million. However, we believe no material financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume delivery commitments associated with agreements to reimburse connection costs to various pipelines. If we do not deliver this gas or oil, as applicable, the estimated maximum amount that would be payable under these commitments, calculated as of March 31, 2021, would be approximately $108.8 million. Of this total, we have accrued a liability of $4.2 million representing the estimated amount we will have to pay due to insufficient forecasted volumes at particular connection points. This accrual is reflected in the table above in Other long-term liabilities. We believe no material financial commitment will be due based on our current proved reserves and production levels from which we can fulfill these volumetric obligations.

We have minimum volume water delivery commitments associated with a water services agreement, which ends in 2030. If the water volumes are not delivered by us or third parties, the estimated maximum amount that would be payable by us under this commitment, calculated as of March 31, 2021, would be approximately $62.5 million. However, we believe no material financial commitment will be due based on our forecasted volumes of water delivery and potential delivery of water volumes by third parties.

All of the noted commitments were routine and made in the ordinary course of our business.

Taking into account current commodity prices and anticipated levels of production, we believe that our net cash flow generated from operations and our other capital resources will be adequate to meet future obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider accounting policies and estimates related to oil and gas reserves, full cost accounting, and income taxes to be critical accounting policies and estimates. These are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk including the risk of loss arising from adverse changes in commodity prices and interest rates.

Price Fluctuations

Our major market risk is pricing applicable to our oil, gas, and NGL production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil, gas, and NGL production has been volatile and unpredictable. For the three months ended March 31, 2021, our total production revenue was comprised of approximately 52% oil sales, 31% gas sales, and 17% NGL sales. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales may have impacted revenue for the period indicated.

Impact on Revenue
	Change in Realized Price		Three Months Ended March 31, 2021
(in thousands)
Oil	± $1.00	per barrel	± $6,172
Gas	± $0.10	per Mcf	± $5,041
NGL	± $1.00	per barrel	± $5,198
± $16,411

We periodically enter into financial derivative contracts to hedge a portion of our price risk associated with our future oil and gas production. At March 31, 2021, we had oil and gas derivatives covering a portion of our 2021 and 2022 production, which were recorded as current and non-current assets and liabilities on our Condensed Consolidated Balance Sheet. At March 31, 2021, our oil and gas derivatives had a gross asset fair value of $2.5 million and a gross liability fair value of $255.9 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.

While these contracts limit the downside risk of adverse price movements, they may also limit future cash flow from favorable price movements. The following table shows how a hypothetical ± 10% change in the underlying forward prices used to calculate the fair value of our derivatives may have impacted the fair value as of March 31, 2021.

		Impact on Fair Value
	Change in Forward Price	March 31, 2021
		(in thousands)
Oil	-10%	$75,608
Oil	+10%	$(80,034)
Gas	-10%	$20,046
Gas	+10%	$(20,842)

Interest Rate Risk

At March 31, 2021, our long-term debt consisted of $750 million of 4.375% senior unsecured notes that mature on June 1, 2024, $750 million of 3.90% senior unsecured notes that mature on May 15, 2027, and $500 million of 4.375% senior unsecured notes that mature on March 15, 2029. Because all of our outstanding long-term debt is at a fixed rate, we consider our interest rate exposure to be minimal. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Cimarex’s management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of Cimarex’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2021. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Litigation” in Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with other information set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2020, should be carefully considered by current and future investors in our securities. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties presently unknown to us or currently deemed immaterial also may impair our business operations. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, and results of operations, which in turn could negatively impact the value of our securities.

Our business depends on oil and gas pipeline, transportation, and processing facilities, some of which are owned by others.

In addition to the existence of adequate markets, our oil and gas production depends in large part on the proximity and capacity of pipeline systems, as well as storage, processing, transportation, and fractionation facilities, most of which are owned by third parties. Oil, refined products, and gas storage reached historically high levels due to reduced demand from the COVID-19 pandemic, which places price pressure across all commodities. We do not anticipate the inability to transport our commodities; however, should that occur, our production could be curtailed, which would impact drilling plans. Curtailments of production could lead to payment being required where we fail to deliver oil, gas, and NGLs to meet minimum volume commitments. These availability and capacity issues are more likely to occur in remote areas with less established infrastructure, such as our Delaware Basin area where we have significant oil and gas production. Any of these availability or capacity issues, whether resulting from the COVID-19 pandemic, construction delays, government restrictions, such as occurred with the revocation of the permit for the Keystone XL Pipeline on the first day of the Biden administration, weather such as the severe winter storm that impacted Texas and Oklahoma in February 2021, fire, or other reasons, could negatively affect our operations, revenues, and expenses.

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

May 6, 2021

CIMAREX ENERGY CO.

/s/ G. Mark Burford
G. Mark Burford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy A. Ficker
Timothy A. Ficker
Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)